Form 10-K
period 1993-12-31
STORAGE TECHNOLOGY CORP
filed 1994-03-11
CIK 94673

FORM 10-K
  -------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 For the Fiscal Year Ended December 31, 1993
                                      OR
       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from _______ to ________

                        Commission File Number 1-7534

                        STORAGE TECHNOLOGY CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                                84-0593263
    (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)               Identification Number)

  2270 South 88th Street, Louisville,                  80028-4309
               Colorado
    (Address of principal executive                    (Zip Code)
               offices)

 Registrant's Telephone Number, including area code:  (303)  673-5151
     Securities Registered Pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
                 Title                              on which Registered
- ---------------------------------------          -------------------------
Common Stock ($.10 par value) including
related preferred stock purchase rights           New York Stock Exchange
8% Convertible Subordinated Debentures
               due 2015                           New York Stock Exchange
    $3.50 Convertible Exchangeable
            Preferred Stock                       New York Stock Exchange

         Securities Registered Pursuant to Section 12(g) of the Act:
                                     NONE
                               (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    [X]  YES  [  ]  NO

As of February 24, 1994, there were 43,205,432 shares of common stock of the registrant outstanding. The aggregate market value of voting stock held by nonaffiliates of the registrant was $1,520,629,184 based on the last reported sale price of the common stock of the registrant on the New York Stock Exchange's consolidated transactions reporting system on February 24, 1994.

                     DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of its fiscal year ended
December 31, 1993. Portions of the registrant's definitive proxy statement are incorporated by reference into Part III of this Form 10-K.

                                    PART I

ITEM 1.  BUSINESS


General
- -------

Storage Technology Corporation and its subsidiaries (StorageTek or the Company) design, manufacture, market and service information storage and retrieval subsystems for high-performance and midrange computer systems, as well as computer networks. The Company's three principal product lines are serial access storage subsystems, random access storage subsystems and midrange computer products. Serial access storage subsystems include tape devices and automated library systems. Random access storage subsystem products currently include rotating magnetic disk and solid-state direct access storage devices (DASD). Midrange computer products include serial access, random access and other products for IBM AS/400 and other midrange systems. The Company also offers software and network communication products that expand applications for its library and random access products for efficient storage management and access.

StorageTek operates in one principal industry segment and sells its products to end-user customers, value-added resellers and original equipment manufacturers (OEMs) of computer systems. The Company markets its products worldwide through sales and service offices located in major metropolitan areas of the United States, Canada, Europe, Japan and Australia, as well as through distributors in Africa, Asia, Europe, Mexico and South America. In 1993, international revenue accounted for 37% of the Company's total revenue.

The Company's strategy is to continue to: Make significant investments in research and development; expand its product offerings permitting interface to and between IBM and non-IBM mainframes and midrange computers; develop software products and services, as well as distribution channels, to address the non-IBM mainframe market; and, invest in new technologies and businesses which complement its business and product strategy. To this end, the Company has established alliances with other manufacturers, distributors and suppliers. As a result of these alliances, it is possible for companies to be at various times collaborators, competitors and customers in different markets.

Storage Technology Corporation was incorporated in Delaware in 1969. Its principal executive offices are located at 2270 South 88th Street, Louisville, Colorado 80028-0001, telephone (303) 673-5151.

Principal Products
- ------------------

StorageTek has three principal information storage and retrieval product lines: serial access subsystems (tape devices and automated library systems); random access subsystems (rotating and solid-state DASD); and midrange computer products.

Product sales, including software revenue, accounted for approximately 64% of total revenue in 1993, while service and rental income accounted for the balance. Sales, service and rental revenue from the Company's product lines for 1993, 1992 and 1991 were as follows:


                         REVENUE BY PRODUCT LINE

                        Fiscal Year Ended December
                        --------------------------
                     1993            1992            1991
                 ---------------------------------------------
                 $ million  %    $ million  %    $ million   %
                 --------- ---   --------- ---   ---------  ---

Serial Access      875.5   62.3    936.6   60.4    907.4   56.0
Subsystems

Random Access      126.0    9.0    193.3   12.5    218.8   13.5
Subsystems

Midrange           306.8   21.8    324.7   20.9    393.5   24.3
Systems

Other Products      96.5    6.9     96.3    6.2     99.8    6.2
                   -----   ----    -----   ----    -----   ----

    Total        1,404.8  100.0  1,550.9  100.0  1,619.5  100.0
                 =======  =====  =======  =====  =======  =====


Additional information concerning revenue from each of the Company's product lines is found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and geographic information is found in Part III, Item 14, under Note 15, of this Form 10-K.


Serial Access Subsystems

StorageTek is a principal producer and seller of high-performance serial access, or tape, subsystems for the end-user and OEM markets. StorageTek's current line of serial access subsystems is based on its automated cartridge system (ACS) library and magnetic tape products. In 1993, the Company introduced several key products in its serial access subsystems product lines, including the PowderHorn 9310 (PowderHorn TM), the Company's second-generation ACS library, WolfCreek 9360 (WolfCreek TM), a smaller, high-performance lower-cost library, and Silverton 4490 (Silverton TM), a 36-track cartridge subsystem. Also, the Company and Mobius Management Systems, Inc. introduced new software, View Direct TM, which is designed to expand the range of applications for ACS libraries. The serial access subsystems product line has generated substantially more revenue than any other product line of the Company and continues to be a major element of the Company's plans for the foreseeable future.

Currently, the Company is developing a number of new products for the serial access subsystem market, including the TimberLine TM and Redwood TM subsystems. TimberLine, designed as a next-generation, high-performance cartridge subsystem that is IBM 3490E compatible, is based on a new architecture and is expected to provide performance and capacity improvements associated with tape subsystems. TimberLine is currently scheduled for availability in the second half of 1994. RedWood is designed as a high-capacity, high-performance mass storage cartridge subsystem which is expected to employ helical-scan technology. RedWood is expected to be compatible with StorageTek libraries and is currently scheduled for availability in the first half of 1995.


Random Access Subsystems

StorageTek's current Online Plus product line consists of a number of online random access DASD products, including solid-state disk subsystems (SSD) and rotating magnetic disk subsystems. The characteristics of these products differ principally in information storage capacity, transfer rate and access time. The Company discontinued sales of add-on memory products in the third quarter of 1993 but continues to service its installed base of memory products.

The Company announced a multi-faceted Online Plus strategy in the second quarter of 1993. The Online Plus strategy includes a number of new DASD products which are expected to serve as the cornerstone for future DASD product offerings and as a significant source of revenue for the Company commencing in 1994. As part of its strategy, the Company effected a merger with Amperif Corporation (Amperif) in October 1993. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this Form 10-K for a discussion of operating results and certain risks that may affect future results.

The new DASD products being developed by the Company include: Iceberg 9200 Disk Array Subsystem (Iceberg TM), software products for Iceberg, Nordique 9100 (Nordique TM), Arctic Fox and Kodiak.

Iceberg is an advanced, fault-tolerant disk array (RAID) subsystem for the IBM and IBM-compatible mainframe environment. Beta testing at customer sites commenced in the fourth quarter of 1993 and revenue contribution from Iceberg is expected to begin in the first half of 1994. Iceberg Extended Facilities Product and Iceberg Extended Operator Facility are software products designed for use with Iceberg subsystems and will be generally available in the first half of 1994. The Company also plans to introduce additional features to expand the capabilities of Iceberg's Extended Storage Architecture.

Nordique is a RAID storage subsystem for the intermediate, IBM-compatible mainframe environment. The Company expects to begin shipment of Nordique in the first half of 1994. Arctic Fox and Kodiak are new DASD products based on disk technology developed by Amperif. Arctic Fox, a solid-state disk subsystem, and Kodiak, a high-capacity RAID device, are expected to become available in the second half of 1994.


Midrange Systems

StorageTek's midrange products include serial access, random access and other products for IBM AS/400 and other midrange markets. The Company markets its midrange products directly through its subsidiary, XL/Datacomp, Inc., and indirectly through OEM and distributor channels. In the third quarter of 1993, the Company introduced several new products, including the Alpine 9600 Storage Manager (Alpine TM), a fault-tolerant disk array subsystem, and a series of smaller, low-cost libraries. The Company restructured its midrange business in the third quarter of 1993 in response to disappointing customer acceptance for Alpine and significant price erosion within the midrange market. The Company is changing its midrange product line, organization, distribution network and service operations to improve operating performance.

New products being developed by the Company for the midrange market include the Highlands, Northfield and Twin Peaks subsystems. Highlands and Northfield are DASD products designed for the IBM AS/400 market and are each currently scheduled for availability in the first half of 1994. The Twin Peaks subsystem (Twin Peaks) is designed as a small form factor cartridge tape drive and is currently scheduled for availability in the first half of 1995.


Other Products

StorageTek has increased its software development expenditures during the last several years and plans to continue to invest in the development of new software products. In the fourth quarter of 1993, the Company introduced NearNet 7900 (NearNet TM), a combination of hardware and software that automates storage management over a workstation network. StorageTek expects NearNet to serve as the first building block in a series of network solutions. In connection with its introduction of new hardware products, the Company also plans to introduce new software applications which are expected to enhance storage subsystem performance, capability, and storage allocation for better data management and access.

In 1991, the Company and Siemens Nixdorf Information Systems, Inc. merged their U.S. high-performance, non-impact printer operations into a joint venture. The Company began winding-down production of its impact printer in 1993 and expects to sell its interest in the joint venture back to Siemens Nixdorf in the first quarter of 1994. The Company currently plans to support the installed service base of printers within the United States and in certain areas outside the United States.

Marketing, Distribution and Services
- ------------------------------------

StorageTek markets its products through a network of sales and service offices located in major metropolitan areas in the United States, Canada, Europe, Japan and Australia. The Company also sells its products through international distributors in Africa, Mexico, South America and parts of Asia and Europe not covered by the Company's sales and service offices or subsidiaries. In 1993, international revenue accounted for 37% of total revenue, compared to 41% in 1992, and 39% in 1991.

As of December 31, 1993, the order backlog was approximately $71 million, compared to approximately $109 million as of December 25, 1992. Approximately 17% in 1993 and 26% in 1992 of the backlog amount is attributable to the Company's library products. Backlog amounts are calculated on an "if sold" basis and include orders from end-users, OEM customers and distributors for products that StorageTek expects to deliver during the following 12 months. Backlog amounts do not, however, include orders for Iceberg subsystems or other new DASD products. Units being evaluated or covered by letters of intent are not included in backlog amounts. Unfilled orders can generally be canceled at will by the customer. The Company does not believe that its backlog is necessarily indicative of future shipments, nor can it give any assurance that customers will purchase products in accordance with orders included in the backlog.

StorageTek has a worldwide customer support network to install, maintain and service its own equipment as well as the equipment of others. The Company warrants the performance of products marketed into the end-user market for a specified period of time, after which it services those products under maintenance agreements. The installed service base of data storage products and the expertise of the Company's service engineers is considered to be a valuable asset of the Company and is expected to continue to be an important element of the Company's business.


Manufacturing and Materials
- ---------------------------

Products currently are manufactured by the Company at its facilities located in Colorado, Puerto Rico, California, Florida and England. In 1993, the Company announced plans to manufacture and develop products in France. In late 1994, the Company expects to begin manufacturing and engineering operations in Toulouse, France, in facilities currently under construction.

The Company also currently manufactures several significant subassemblies, including thin-film heads for tape as well as printed circuit assemblies for many products. Across the Company's product lines, a substantial majority of its production costs are subassemblies, parts and components purchased from outside vendors. For a discussion of factors that may affect the Company's ability to obtain materials, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Factors that May Affect Future Results", of this Form 10-K. The balance of the Company's production costs relate to in-house assembly and testing.

Competition
- -----------

The Company competes with several large multinational companies having substantially greater resources, principally, IBM, Fujitsu Limited and Hitachi Ltd., as well as other midsized companies.

Because of the significance of the IBM mainframe and midrange operating environments, many of the Company's products are designed to be compatible with certain IBM operating systems and many of its products function like IBM equipment. As a result, the Company's business has been and in the future may be adversely affected by modification in the design or configuration of IBM computer systems, the announcement and introduction of new products by IBM and other competitors, and reductions in the pricing of comparable systems, equipment or service. For further discussion of competitive conditions, see
Part II, Item 7, - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Factors that May Affect Future Results", of this Form 10-K.


New Product Development
- -----------------------

In 1993, the Company devoted approximately 12% of its revenue to develop new products and improve the performance of existing ones. In an attempt to mitigate the substantial investment required to develop its products for the market place, and to expand the Company's access to new technologies, the Company develops relationships with other companies.

The Company spent approximately $163 million for research and product development activities in 1993, as compared to approximately $153 million in 1992 and approximately $123 million in 1991. Current development projects include: New products in the Online Plus family of DASD products, data management software, new library and tape drive products, and enhancements to the Company's existing information storage and retrieval products. The Company expects to continue to invest significant amounts on research and development. As of December 31, 1993, approximately 1,500 employees were engaged on a full-time basis in engineering and product development activities. For further discussion of factors concerning product development, See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Factors that May Affect Future Results", of this Form 10-K.


Intellectual Property
- ---------------------

StorageTek's policy is to apply for patents, or other appropriate proprietary or statutory protection, when it develops valuable new or improved technology. It presently owns a number of U.S. and foreign patents relating to its products which are considered valuable assets of the Company. The Company also owns, has license rights to, and/or has applied to register, trademarks, mask works, copyrights and proprietary information, which are also considered to be valuable assets of the Company.

Certain areas of the computer industry have been the subject of extensive patent coverage, and from time to time it has been necessary to obtain rights or licenses under existing patents held by others. Currently, StorageTek and IBM are operating under a long-term cross-license agreement.

From time to time, the Company has commenced actions against other companies to protect or enforce its intellectual property rights. Similarly, the Company from time to time has been notified that it may be infringing certain patent or other intellectual property rights of others. Although licenses are generally offered in such situations, there can be no assurance that litigation will not be commenced in the future regarding patents, mask works, copyrights, trademarks or trade secrets, or that any licenses or other rights can be obtained on acceptable terms. The Company is currently engaged in certain proceedings relating to its intellectual property and patent infringement. See Part I, Item 3, "Legal Proceedings", and Part III, Item 14,
Note 12 to the consolidated financial statements, of this Form 10-K.


Environment
- -----------

Compliance by StorageTek with provisions of federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material adverse effect on the Company. However, liability under environmental legislation is on-going, regardless of whether or not the Company has disposed of such waste in accordance with existing governmental guidelines. Moreover, government regulation of the environment and related compliance costs have increased in recent years. Therefore, the Company is unable to anticipate whether future compliance will have any material effect on the Company. For further discussion of specific environmental proceedings involving the Company and/or its properties, see Part I, Item 3, "Legal Proceedings", of this Form 10-K.


Other Matters
- -------------

The Company employed approximately 10,100 persons on a full-time basis worldwide as of December 31, 1993.

The Company does not consider its business to be highly seasonal, although it historically has experienced increased sales revenue in the fourth quarter compared to other quarters due to customers' tendencies to make purchase decisions near the end of the calendar year. The Company expects this trend to continue in 1994, and to be further affected by the growing revenue expected from new DASD products introduced in 1994.

For the year ended December 31, 1993, no single customer accounted for 10% or more of the Company's consolidated sales revenue.

No material portion of the Company's business is subject to contract termination at the election of the U.S. government.

Reference is made to the following notes to the consolidated financial statements set forth in Part III, Item 14, of this Form 10-K for certain additional information:

Note 2 Description of the Company's business combinations with Amperif Corporation, Edata Scandinavia AB and XL/Datacomp, Inc.

Note 15 Information on the geographic operations of the Company's single business segment.

Reference is made to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this Form 10-K, for information regarding liquidity, including working capital, and other factors that may affect future results.


ITEM 2.   PROPERTIES

StorageTek occupies facilities in 15 separate buildings in Boulder County, Colorado, comprising approximately 2.3 million square feet. Of these, approximately 2.2 million square feet are owned by StorageTek and the remaining space is leased. In the Palm Bay - Melbourne, Florida area, StorageTek owns approximately 199,000 square feet. StorageTek also occupies 126,000 square feet of manufacturing facilities in Puerto Rico, of which approximately 72,000 square feet are leased, and leases approximately 37,000 square feet of manufacturing facilities in England. The Company occupies approximately 63,000 square feet of leased development and manufacturing facilities in Chatsworth, California. In addition, StorageTek occupies leased facilities at approximately 295 other locations throughout the world, primarily for sales, customer service and parts storage, as well as for limited research and product development purposes. At the present time, such facilities are adequate for the Company's purposes. The Company has entered into an agreement with the French government to begin leasing in late 1994 approximately 180,000 square feet of manufacturing and engineering facilities currently under construction in Toulouse, France.


ITEM 3.   LEGAL PROCEEDINGS

Additional information regarding other legal proceedings is incorporated by reference from Note 12 to the consolidated financial statements identified in
Part III, Item 14, of this Form 10-K.

In October 1992, Cigna Insurance Company (Cigna), the issuer of the Company's primary director's and officer's liability insurance policy, filed suit against the Company and its directors and officers seeking to rescind the policy based on a clerical error. The parties subsequently settled this matter in the fourth quarter of 1993.

StorageTek, via its predecessor-in-interest, Documation Inc., has been identified as a potentially responsible party with respect to real property located in Orlando, Florida. The Environmental Protection Agency has agreed to settle the matter for approximately

$96,000 plus the Company's "fair share" of unrecouped response costs (estimated at less than $25,000), all payable out of the bankruptcy reserve. StorageTek believes this arrangement is viable and will file a claim in this amount against the bankruptcy reserve and, consequently, this settlement will have no material adverse effect on the Company's financial condition and results of operations.

On June 10, 1993, the Company filed a complaint against EMC Corp. in U.S. District Court for the District of Colorado. The complaint alleges that EMC Corp. has infringed three patents pertaining to the Company's disk storage technology. The complaint seeks an injunction prohibiting further infringement, treble damages in an unspecified amount, and an award of attorney fees and costs. EMC Corp. filed an answer and counterclaim on July 20, 1993, alleging, among other things, patent misuse and seeking the invalidation of the Company's patents, damages in an unspecified amount and an award of attorney fees, costs and interest. Discovery has commenced and a trial has been scheduled for October 1994.

On January 21, 1994, Bell Atlantic Business Systems Services, Inc. (BABSS) filed suit in federal District Court for the Northern District of California, alleging that a number of the Company's service business policies are illegal, including price increases and parts and maintenance software availability. BABSS has asked the court to order the Company to stop or change these practices. A hearing on a motion of preliminary injunction is scheduled for March 18, 1994. The complaint appears to focus on conduct of the Company since December 1, 1993.

On February 11, 1994, the Company and its subsidiary XL/Datacomp, Inc., filed suit in Boulder County, Colorado, District Court against Array Technology Corporation and Tandem Computers Incorporated. The suit asks that the court order defendants to either support certain disk drives purchased from defendants or provide the Company with the technical data necessary for it to provide such customer support.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of StorageTek security holders during the fourth quarter of the year ended on December 31, 1993.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

   Name                       Position with Company             Age
   ----                       ---------------------             ---

Ryal R. Poppa             Chairman of the Board, President,       60
                          and Chief Executive Officer

Lowell Thomas Gooch       Executive Vice President Operations     49

Derek A. Thompson         Executive Vice President Worldwide      63
                          Field Operations

David E. Weiss            Executive Vice President Systems        49
                          Development & Program Management

Gregory A. Tymn           Senior Corporate Vice President         44
                          and Chief Financial Officer

John V. Williams          Senior Corporate Vice President         50
                          Americas

Joseph E. Beal            Corporate Vice President                51
                          Customer Satisfaction

David E. Lacey            Corporate Vice President and            47
                          Controller

Fred G. Moore             Corporate Vice President                46
                          Strategic Planning

Sewell I. Sleek           Corporate Vice President                57
                          Human Resources

W. Russell Wayman         Corporate Vice President                49
                          General Counsel and Secretary


Mr. Poppa became Chairman of the Board, Chief Executive Officer and a director of the Company in January 1985, and also became President of the Company in January 1988.

Mr. Gooch became Executive Vice President of Operations of the Company in January 1989. From June 1987 to January 1989, he was Corporate Vice President of Manufacturing; from January 1987 to June 1987, he was Vice President of Americas/Pacific Operations; from January 1986 to January 1987, he was Vice President of Federal Systems Operations. Mr. Gooch has been employed by the Company in various capacities since 1972.

Mr. Thompson became Executive Vice President of Worldwide Field Operations in March 1991. From July 1984 to March 1991, he was the Vice President of Europe, Africa and Middle East.

Mr. Weiss became Executive Vice President Systems Development & Program Management in January 1993. He was a Senior Vice President Marketing from June 1992 to January 1993 and Corporate Vice President Market Planning from August 1991 to June 1992. From March 1991 through August 1991, he was a staff vice president reporting to the Chief Executive Officer. Prior to joining StorageTek, Mr. Weiss was employed by IBM for 23 years. Most recently, he was the DASD Controller Development Director for IBM.

Mr. Tymn became Senior Vice President and Chief Financial Officer in March 1991. He was Corporate Vice President of Program Management from November 1989 until June 1992. From November 1987 through October 1989, he was the Vice President and General Manager of StorageTek Printer Operations; and, from July 1983 to November 1987, he was Vice President and Corporate Controller of the Company.

Mr. Williams became Senior Corporate Vice President, Americas in August 1993. He was Corporate Vice President from February 1992 through August 1993 and Vice President of North America from September 1990 through February 1992. Prior to rejoining StorageTek, Mr. Williams was employed by GRiD Systems Corp, purchased by Tandy Corp. in 1988, where he served as vice president of marketing.

Mr. Beal became Corporate Vice President Customer Satisfaction in August 1993. He was a Vice President from 1988 through August 1993.

Mr. Lacey became a Corporate Vice President of the Company in December 1990 and Corporate Controller of the Company in October 1989. From February 1985 to October 1989, he was the Company's Director of Tax. Prior to joining StorageTek, Mr. Lacey was employed by Price Waterhouse in various tax and accounting capacities.

Mr. Moore became Corporate Vice President Strategic Planning in June 1990. He was Vice President of Strategic Planning from January 1989 to June 1990; from January 1988 to January 1989, he was Vice President of Systems Marketing; and from June 1986 to January 1988, he was Director of Worldwide Product Marketing.

Mr. Sleek became Corporate Vice President of Human Resources of the Company in January 1989. From September 1985 to January 1989, he was Corporate Vice President of Systems Development. Mr. Sleek has been employed by the Company in various capacities since 1978.

Mr. Wayman became Corporate Vice President in March 1991; General Counsel since January 1990 and Corporate Secretary of the Company since February 1990. From May 1984 through January 1990, he was the General Counsel of VLSI Technology, Inc.

                                   PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

The common stock of Storage Technology Corporation is traded on the New York Stock Exchange under the symbol STK. The table below reflects the high and low closing sales prices of the common stock on the New York Stock Exchange for 1993 and 1992 as reported by the New York Stock Exchange. On December 31, 1993 there were 23,128 record holders of common stock of StorageTek.


                  1993                    High               Low
                  ----                    ----               ---

                  1st Quarter          $27.250           $18.625
                  2nd Quarter           44.000            23.375
                  3rd Quarter           41.125            24.500
                  4th Quarter           33.625            25.000

                  1992                    High               Low
                  ----                    ----               ---

                  1st Quarter          $76.625           $39.625
                  2nd Quarter           63.125            29.125
                  3rd Quarter           37.625            26.625
                  4th Quarter           32.000            19.625


Dividends
- ---------

StorageTek has never paid cash dividends on its common stock and currently plans to continue to retain future earnings for use in its business. Further, the Company's existing multicurrency credit agreement and 9.53% Senior Secured Notes contain certain restrictions which limit the payment of cash dividends based, primarily, upon the Company's consolidated net income. As of December 31, 1993, under the terms of both the multicurrency credit agreement and 9.53% Senior Secured Notes the Company did not have cumulative consolidated net income available for the payment of cash dividends on its common stock.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

The following data, insofar as it relates to the three fiscal years 1991 through 1993 (except for the 1991 Balance Sheet Data), has been derived from the consolidated financial statements appearing elsewhere herein, including the Consolidated Balance Sheet as of December 31, 1993, and December 25, 1992, and the related Consolidated Statement of Operations for each of the three years in the period ended December 31, 1993, and notes thereto. The data, insofar as it relates to the Balance Sheet Data as of December 27, 1991, December 28, 1990, and December 29, 1989, and the Statement of Operations Data for the fiscal years 1990 and 1989, has been derived from the historical financial statements of the Company, XL/Datacomp, Inc. and Amperif Corporation, as pooled entities for such periods (see Note 2).

The following data (in thousands of dollars, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

                                                      Year Ended December
                               -----------------------------------------------------------------
                                  1993          1992          1991          1990          1989
                               -----------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Revenue                       $1,404,752    $1,550,945    $1,619,520    $1,594,804    $1,339,982
Cost of revenue                  965,913     1,074,199     1,105,077     1,123,195       950,603
                               ---------     ---------     ---------     ---------     ---------
 Gross profit                    438,839       476,746       514,443       471,609       389,379
Research and product
 development costs               163,286       152,702       123,269       104,013        90,549
Marketing, general,
 administrative and other
 income and expense, net         324,823       315,475       300,253       252,524       213,362
Restructuring and other
 charges (Note 14)                74,772                       5,104
                               ---------     ---------     ---------     ---------     ---------
 Operating profit (loss)        (124,042)        8,569        85,817       115,072        85,468
Interest expense                  43,670        48,706        52,157        59,210        65,221
Interest income                  (54,916)      (67,171)      (68,552)      (50,622)      (46,198)
                               ---------     ---------     ---------     ---------     ---------
 Income (loss) before income
  taxes, extraordinary items
  and accounting change         (112,796)       27,034       102,212       106,484        66,445
Provision for income taxes         5,000        17,700        12,400        11,100        10,100
                               ---------     ---------     ---------     ---------     ---------
 Income (loss) before
  extraordinary items and
  accounting change             (117,796)        9,334        89,812        95,384        56,345
Extraordinary items                                                         (1,304)(a)    11,300(b)
Cumulative effect of
 accounting change (Note 8)       40,000
                               ---------     ---------     ---------     ---------     ---------
 Net income (loss)            $  (77,796)   $    9,334    $   89,812    $   94,080    $   67,645
                               =========     =========     =========     =========     =========
Earnings (loss) per
 common share:
 Income (loss) before
  extraordinary items and
  accounting change           $    (2.98)   $     0.22    $     2.17    $     2.63    $     1.85
 Net income (loss)                 (2.05)         0.22          2.17          2.59          2.22

BALANCE SHEET DATA

Working capital               $  468,497    $  357,942    $  436,067    $  281,471    $  271,831
Total assets                   1,793,009     1,739,043     1,735,651     1,489,407     1,259,107
Long-term debt                   361,718       369,998       373,025       337,912       431,718
Long-term debt, excluding
 nonrecourse borrowings          264,743       226,840       208,081       155,640       313,388
Stockholders' equity           1,017,303       927,913       899,571       658,998       437,986

(a) In 1990, the Company recognized a net charge of $1,304,000 related to repurchases of 8% Convertible Subordinated Debentures due 2015, and the redemption and repurchase of 13.5% Senior Debentures.
(b) In 1989, the Company recognized an extraordinary gain of $11,300,000 from the liquidation of its wholly owned subsidiary, Storage Technology Products, B.V.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
- -------

The Company reported a net loss for the year ended December 31, 1993, of $77.8 million on revenue of $1.40 billion, compared to net income for the year ended December 25, 1992, of $9.3 million on revenue of $1.55 billion and net income for the year ended December 27, 1991, of $89.8 million on revenue of $1.62 billion.

As further discussed in Note 2 to the consolidated financial statements, the Company completed a merger with Amperif Corporation (Amperif) in October 1993 which was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated for all periods to include the operations of Amperif with adjustments to conform with StorageTek's accounting policies and presentation.

The decrease in the Company's revenue in 1993 compared to 1992 was due primarily to the continuation of a weak European economy, a strengthening U.S. dollar, intense price competition within the midrange marketplace, the lack of new DASD product offerings, and the lack of a 36-track tape product offering for the first three quarters of 1993. These factors, coupled with restructuring and other charges of $74.8 million and losses associated with Amperif's operations, resulted in a net loss for 1993. The net loss was partially offset by a $40.0 million benefit from the cumulative effect of a change in the method of accounting for income taxes.

The decrease in the Company's revenue in 1992 compared to 1991 was primarily a result of worldwide recessionary pressures, the introduction of automated tape products by its competitors, the lack of a 36-track tape offering, and intense price competition within the midrange marketplace. The Company's earnings in 1992 compared to 1991 were unfavorably affected by a decline in overall sales margin due primarily to a product mix shift in customer orders to the Company's smaller configuration (Junior) 4400 ACS library; increased marketing, general and administrative expenses; and increased tax expense.

The Company expects to report a loss in the first quarter of 1994. This loss will be partially attributable to a one-time charge of between $5 million and $10 million associated with the required adoption of a new accounting standard for postemployment benefits. The Company also expects to report a loss from operations due to the continuation of the weak economic conditions in Europe; the strong U.S. dollar; and the requirement for significant investments associated with the manufacturing, marketing and servicing of new products.
The Company anticipates increasing its worldwide workforce by as much as 10% in 1994 to support its new products. The Company anticipates a return to profitability for the remainder of 1994; however, this plan is dependent upon the timely completion and successful market introduction of a number of new DASD products, including Iceberg and Nordique. While the library product family has generated substantially more revenue for the Company than its other product lines in the last several years, the Company's profitability in 1994 is dependent upon revenue growth from these new DASD programs. Accordingly, there can be no assurance that the Company will be profitable in 1994.

The following table, stated as a percentage of total revenue, presents consolidated statement of operations information and revenue by product line which includes product sales, service and rental, and software revenue.

                                                   Year Ended December
                                           ----------------------------------
                                             1993         1992        1991
                                           ----------------------------------
Revenue:
  Serial Access Subsystems                   62.3%        60.4%       56.0%
  Random Access Subsystems                    9.0         12.5        13.5
  Midrange Systems                           21.8         20.9        24.3
  Other                                       6.9          6.2         6.2
                                            -----        -----       -----
     Total revenue                          100.0        100.0       100.0
Cost of revenue                              68.8         69.3        68.2
                                            -----        -----       -----
     Gross profit                            31.2         30.7        31.8
Research and product development costs       11.6          9.8         7.6
Marketing, general, administrative
 and other income and expense, net           23.1         20.3        18.6
Restructuring and other charges               5.3                      0.3
                                            -----        -----       -----
     Operating profit (loss)                 (8.8)         0.6         5.3
Interest (income) expense, net               (0.8)        (1.1)       (1.0)
                                            -----        -----       -----
     Income (loss) before income
      taxes and cumulative effect of
      accounting change                      (8.0)         1.7         6.3
Provision for income taxes                    0.4          1.1         0.8
                                            -----        -----       -----
     Income (loss) before cumulative
      effect of accounting change            (8.4)         0.6         5.5
Cumulative effect on prior years of
 change in method of accounting for
 income taxes                                 2.9
                                            -----        -----       -----
     Net income (loss)                       (5.5)%        0.6%        5.5%
                                            =====        =====       =====

REVENUE
- -------

Total revenue decreased 9% in 1993 compared to 1992, as a result of a decrease in product sales of 16% which was partially offset by an increase in service and rental revenue of 6%. Total revenue decreased 4% in 1992 compared to 1991, as a result of a decrease in product sales of 10% which was partially offset by an increase in service and rental revenue of 13%.

Serial Access Subsystems

Revenue from serial access subsystem products decreased 7% in 1993 compared to 1992, due primarily to the weak economic conditions in Europe, a strengthening U.S. dollar and the lack of a 36-track tape product offering for the first three quarters of 1993. While the weak economic conditions in Europe and the strength of the U.S. dollar continued into the fourth quarter, these pressures were offset partially by incremental sales revenue in the fourth quarter from PowderHorn, the next generation of the Company's 4400 ACS library, and Silverton, the Company's new 36-track tape offering.

Revenue from serial access subsystem products increased 3% in 1992 compared to 1991, due primarily to incremental revenue from the Company's acquisition of Edata Scandinavia AB in the second quarter of 1992 and additional tape service revenue reflecting growth in the Company's installed base of tape products.

The Company anticipates its serial access product revenue will decrease slightly in 1994 as a result of the strength of the U.S. dollar, and declining revenue from the Company's first generation 4400 ACS library and 4480 18-track cartridge subsystem. These decreases are expected to be partially offset by incremental revenue associated with PowderHorn, Silverton and the Company's new WolfCreek 9360 ACS, a high-performance library with a lower cartridge capacity than the 4400 ACS library. The library product family generates substantially more revenue than any other product line of the Company and continues to be a major element of the Company's plans for the foreseeable future.

Random Access Subsystems

Revenue from random access subsystem products decreased 35% in 1993 compared to 1992, due primarily to decreased sales of the Company's rotating DASD products and decreased sales of Amperif's disk subsystems in the Unisys marketplace. Revenue from the Company's rotating DASD decreased 44% in 1993, reflecting the discontinuance of production of the Company's 8380 disk subsystem, which was completed during the second quarter in anticipation of new DASD product offerings. DASD revenue from Amperif decreased 50% due to competition from new products offered by Unisys. Sales of add-on memory products also decreased 23% in 1993 as the Company discontinued sales of these products in the third quarter due to declining business prospects. Revenue from solid-state DASD products was largely unchanged in 1993 compared to 1992.

Revenue from random access subsystem products decreased 12% in 1992 compared to 1991. This reflects a 44% decrease in revenue from solid-state DASD, due to volume and pricing declines, and a 15% decrease in Amperif's DASD revenue. These decreases were partially offset by a 27% increase in add-on memory sales. Rotating DASD revenue was largely unchanged in 1992 compared to 1991.

The Company anticipates that its random access subsystem revenue will continue to decline until it begins volume shipments of its new high-end random access subsystems. The Company anticipates it will commit substantial resources to the development, product ramp-up and support of these new products in 1994. The Company began limited production of Iceberg in late 1993 and expects revenue contribution from Iceberg in the first half of 1994. Nordique, an IBM-compatible disk array product positioned below Iceberg, is expected to begin shipment and revenue contribution during the first half of 1994. Other new DASD products, based on technology developed by Amperif, are under development and are targeted for availability in the second half of 1994.

The Company anticipates significant revenue growth from Iceberg, Nordique and its other new DASD products in 1994. Delays in the timely completion and successful marketing of these DASD products could adversely affect the Company's financial performance.

Midrange Systems

Revenue from midrange system products decreased 6% in 1993 and 17% in 1992. These decreases primarily reflect delays in the availability of the Company's Alpine 9600 Storage Manager and, subsequently, disappointing customer acceptance of this product. The decreases in revenue from midrange system products were also a result of the significant price erosion within the midrange DASD marketplace, and the limited acceptance of the Company's midrange tape product offerings. In response to these factors, the Company restructured its midrange business in the third quarter of 1993. The Company is changing its midrange product line, organization, distribution network and service operations to improve operating performance.

The Company anticipates the operating performance of its midrange product line will improve in 1994; however, this improvement is dependent upon the Company's ability to successfully introduce cost-competitive DASD and tape products in this rapidly evolving marketplace. Two new DASD products for the midrange marketplace, Highlands and Northfield, are currently scheduled for availability in the first half of 1994.

Other

Revenue from other products was largely unchanged in 1993 and decreased 3% in 1992, due primarily to decreased printer product revenue. Revenue from printer products is expected to continue to decline as the Company is winding down its production of impact printers and the installed service base of printers maintained by the Company continues to decline.

The decrease in revenue from printer products in 1994 is expected to be offset by incremental revenue from software and network storage management products introduced in late 1993 which expand the applications for library and random access products. The NearNet network storage manager, which became generally available in the fourth quarter of 1993, simplifies management of data for networks of UNIX servers and workstations.

GROSS PROFIT
- ------------

Overall gross profit was 31% for 1993 and 1992, compared to 32% in 1991, as decreased product sales margins were largely offset by improved service and rental margins.

Gross profit on product sales decreased to 29% in 1993, compared to 30% in 1992 and 33% in 1991. The decrease in 1993 was due largely to lower production volumes, start-up costs associated with new product offerings, and price erosion within the midrange DASD market. Additionally, the Company's profit margins from its international operations were affected by the weak economic conditions in Europe and a strengthening U.S. dollar. These factors were offset partially by benefits resulting from the Company's cost-cutting measures. The decrease in 1992 was due largely to a shift in customer orders towards 4400 ACS Junior libraries, which have lower margins; decreased sales of full-configuration libraries; higher costs associated with longer warranty periods offered for the 4480 18-track cartridge subsystem; underabsorbed overhead due to lower than expected manufacturing volumes; and start-up costs associated with new product offerings.

Gross profit on service and rental increased to 35% in 1993, compared to 33% in 1992 and 27% in 1991, reflecting increased product reliability and economies created by an increased installed service base, coupled with effective operating expense controls.

The Company expects continued pressure on its product sales margins into 1994 due to the weak economic conditions in Europe, a strong U.S. dollar, and the heavy investment in product support for new DASD, tape and library products. The Company's product sales margins are expected to improve in 1994 as the Company begins volume shipments of these new products. The Company's service and rental margins in 1994 are expected to be adversely affected by incremental costs associated with the installation of new products, coupled with longer warranty periods for new DASD products.

RESEARCH AND PRODUCT DEVELOPMENT
- --------------------------------

Research and product development expenditures increased 7% in 1993 and 24% in 1992 due to the continuing investment in a significant number of new products. The increase in 1993 was offset partially by ongoing cost containment efforts. Research and product development expenses for 1992 and 1991 were reduced by development funding received by Amperif from third parties of $5.0 million and $2.5 million, respectively. The Company continues to invest in the development of new random access subsystem, tape and library products, software and network communication products that expand applications for its library and random access products.

MARKETING, GENERAL, ADMINISTRATIVE AND OTHER
- --------------------------------------------

Marketing, general, administrative and other income and expense (MG&A) was largely unchanged in 1993 compared to 1992. The Company realized a $4.1 million gain on the sale of an equity investment in 1993. Foreign currency translation adjustments, net of associated hedging results, and foreign currency transaction losses were $8.8 million in 1993, compared to $8.4 million in 1992.

MG&A increased 5% in 1992 compared to 1991 reflecting increased advertising and promotional expenses and incremental expenses following the acquisition of Edata. These increases were offset partially by a decrease of $5.3 million in losses associated with discontinued software operations and a decrease of $3.9 million in foreign exchange losses. Foreign currency translation adjustments, net of associated hedging results, and foreign currency transaction losses were $8.4 million in 1992, compared to $12.3 million in 1991.

See "INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES" for further discussion of the foreign exchange risks associated with the Company's international operations and the related foreign currency hedging activities.

RESTRUCTURING AND OTHER CHARGES
- -------------------------------

As further discussed in Note 14 to the Company's consolidated financial statements, the Company recognized restructuring and other charges of $74.8 million during 1993. Restructuring charges of $69.3 million principally relate to the reorganization of the Company's midrange business. Merger and consolidation expenses of $5.5 million in 1993 and $5.1 million in 1991 were also recognized in connection with the mergers with Amperif and Datacomp, respectively. The restructuring is expected to yield both improved operating performance and expense reductions. The restructuring yielded expense reductions of more than $10 million in the fourth quarter of 1993 and is expected to yield expense reductions of almost $40 million during 1994.

INTEREST INCOME AND EXPENSE
- ---------------------------

Interest income decreased 18% in 1993 and 2% in 1992, due primarily to a reduction in net investment in sales-type lease balances and lower interest rates. The decrease in 1993, compared to 1992, was partially offset by an increase in the invested cash balances.

Interest expense decreased 10% in 1993 primarily as a result of lower interest rates and a reduction in the Company's nonrecourse borrowings. Interest expense decreased 7% in 1992 primarily as a result of reduced nonrecourse borrowings.

INCOME TAXES
- ------------

As further discussed in Note 8 to the Company's consolidated financial statements, effective as of the beginning of the fiscal year 1993, the Company was required to change its method of accounting for income taxes from Statement of Financial Accounting Standards (SFAS) No. 96 to SFAS No. 109. A one-time benefit of $40 million was recognized in the first quarter of 1993 as a result of the adoption of the new income tax accounting standard on a prospective basis. The adoption of SFAS No. 109 had no cash flow impact.

The most significant difference for the Company between SFAS No. 96 and SFAS No. 109 is the criteria for recognition of deferred income tax assets associated with net operating loss and tax credit carryforwards. While recognition of deferred income tax assets was limited to very specific situations under SFAS No. 96, the new standard requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not.

The Company evaluated a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company's earnings history, the Company's near-term earnings expectations and possible reductions in the Company's net operating loss carryforwards as a result of proposed adjustments by the Internal Revenue Service to the Company's previously filed federal income tax returns. Based on the currently available information, management has determined that the Company will more likely than not realize $52 million of its deferred income tax assets as of December 31, 1993. Future changes in facts and circumstances which result in changes in the assessment of realizability of the Company's deferred income tax assets are required to be reflected within the Company's provision for income taxes on the Consolidated Statement of Operations.

See Note 8 to the consolidated financial statements for information with respect to the current status of the Internal Revenue Service examinations.

The Company's provision for income taxes relates primarily to taxable earnings associated with its international operations. The Company's effective tax rate can be subject to significant fluctuations due to dynamics associated with the mix of its U.S. and international taxable earnings.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

Financings

In March 1993, the Company completed a public offering of 3.45 million shares of $3.50 Convertible Exchangeable Preferred Stock, $.01 par value (the Preferred Stock), at a price of $50.00 per share. The net proceeds of the Preferred Stock offering, after deducting all associated costs, were approximately $166.5 million. The net proceeds are being used by the Company for working capital and capital expenditures associated with the development and introduction of new products and for other general corporate purposes.

In May 1991, the Company completed an offering of 3.45 million shares of common stock which yielded net proceeds of $135.4 million. In September 1991, the Company completed a $55 million private placement of 9.53% Senior Secured Notes due August 31, 1996 (the Notes), collateralized by U.S. lease and installment purchase receivables. The proceeds from the common stock offering, as well as the net proceeds from the Notes, were used for acquisitions, working capital, financing customer lease commitments, capital expenditures and other general corporate purposes. Under the terms of the Notes, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common and preferred stock.

Working Capital

The Company's cash balances increased $137.1 million and short-term investments increased $16.0 million from December 25, 1992, to December 31, 1993. Net cash from operating activities was $87.5 million for 1993 compared to $107.1 million for 1992 and $183.1 million for 1991. The increase in cash and short-term investments in 1993 reflects the net proceeds from the Preferred Stock offering, coupled with the net cash generated by operating activities, partially offset by investments in property, plant and equipment, and the partial paydown of nonrecourse borrowings.

The current ratio increased to 2.2 at December 31, 1993, from 1.8 at December 25, 1992. Accounts receivable decreased from $313.4 million at December 25, 1992, to $218.7 million at December 31, 1993, due primarily to lower comparable revenue. Inventories increased from $156.1 million at December 25, 1992, to $203.3 million at December 31, 1993, principally as a result of a build-up of inventories associated with new DASD products to be introduced in 1994, and an increase in midrange disk and tape inventories.

Available Financing Lines

In March 1993, the Company entered into a $150 million two-year secured multicurrency credit agreement with a group of U.S. and international banks (the Revolver). The interest rates available under the Revolver depend on the type of advance selected; however, the primary advance rate is the agent bank's prime lending rate (6% at December 31, 1993). The total amount available under the Revolver is limited to a percentage of the Company's eligible U.S. accounts receivable and lease assets (primarily net investments in sales-type leases not previously utilized for secured borrowings). To obtain funds under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. There were no advances under the Revolver during 1993. Based on the amount of eligible accounts receivable and lease assets assigned to the Revolver, the Company had approximately $50 million of available credit under the Revolver as of December 31, 1993.

As of December 31, 1993, the Company had unused committed lease discounting lines of approximately $41 million available in the United States for recourse and nonrecourse borrowings. The Company also had unused committed lease discounting lines of approximately $38 million available through its foreign subsidiaries for nonrecourse borrowings. Furthermore, the Company believes it has the ability to increase its committed lease discounting lines in the future, if needed. The ability to use these committed lease discounting lines is limited by the availability of lease assets which meet the credit standards of the lenders. The Company had, subject to lender credit approval, approximately $58 million of lease assets available for discounting under these lines as of December 31, 1993. At the Company's option, a portion of these lease assets can be utilized for borrowings under the Revolver.

The Company believes it has adequate working capital and financing capabilities to meet its anticipated 1994 operating and capital requirements, including new product offerings.

Long-Term Debt-to-Equity

The Company's long-term debt-to-equity ratio decreased to 36% as of December 31, 1993, from 40% as of December 25, 1992, principally as a result of the completion of the Preferred Stock offering. These debt-to-equity ratios include $97.0 million and $143.1 million, respectively, of long-term nonrecourse borrowings secured by customer lease commitments included within total assets (primarily net investment in sales-type leases). Excluding long-term nonrecourse borrowings, the Company's long-term debt-to-equity ratio increased to 26% as of December 31, 1993, from 24% as of December 25, 1992.

Repayment Obligations

Pursuant to the indenture related to the Company's 8% Convertible Subordinated Debentures due 2015 (Convertible Debentures), the Company is required to make semiannual interest payments on the $145.6 million principal amount of Convertible Debentures outstanding. The Convertible Debentures became redeemable at the option of StorageTek beginning May 31, 1993, at a premium of 5.6%, and are redeemable at decreasing premiums through May 30, 2000. Convertible Debentures in the principal amount of $8 million per annum, plus accrued interest, must be redeemed beginning May 31, 2000, through a sinking fund which provides for the retirement of 75% of the Convertible Debentures prior to their maturity on May 31, 2015. Convertible Debentures purchased by the Company in the open market and Convertible Debentures converted to common stock may be applied to the sinking fund requirements. As of December 31, 1993, the Company held Convertible Debentures in the principal amount of $14.3 million available for sinking fund payments.

In connection with the Company's 9.53% Senior Secured Notes due August 31, 1996 (the Notes), the Company is required to make semiannual interest payments on the $55 million principal amount outstanding. The Notes are redeemable at the option of the Company, in whole or in part, from time to time, at a premium which is determined based on current interest rates and the time remaining until maturity. Any principal amounts not previously redeemed are due and payable on August 31, 1996.

The Company's Preferred Stock provides for cumulative dividends payable quarterly in arrears at an annual rate of $3.50 per share, when and as declared by the Company's board of directors. Based on the 3.45 million shares outstanding as of December 31, 1993, annual dividends will aggregate $12.1 million. The Notes contain restrictions which limit the payment of dividends; however, these restrictions are not expected to limit the ability of the Company to pay dividends on its Preferred Stock.

INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES
- -----------------------------------------------

A significant portion of the Company's revenue is generated by its international operations. As a result, the Company's operations and financial results can be materially affected by changes in foreign currency exchange rates. An increase in the exchange value of the U.S. dollar reduces the U.S. dollar value of revenue and profits generated by the Company's international operations because the functional currency for the Company's foreign subsidiaries is the U.S. dollar and a significant portion of the costs associated with this revenue are incurred in the United States.

In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a hedging program which utilizes foreign currency options and forward exchange contracts. The Company utilizes foreign currency options, generally with maturities of less than one year, to hedge its exposure to exchange-rate fluctuations in connection with anticipated sales revenue from its international operations. Gains and losses on the options are deferred and subsequently recognized as an adjustment to the associated sales revenue. The Company also utilizes forward exchange contracts, generally with maturities of less than two months, to hedge its exposure to exchange-rate fluctuations in connection with monetary assets and liabilities held in foreign currencies. Gains and losses on forward contracts are recognized currently within MG&A as adjustments to the foreign exchange gains and losses on the translation of net monetary assets.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS
- --------------------------------------------

The Company believes that successful and timely development and shipment of its new products will play a key role in determining its competitive strength during the next several years. During 1994, the Company plans to introduce a number of new products. There can be no assurance that the Company will successfully develop, manufacture or market these products.

The Company's strategic plans assume that its new Online Plus DASD product family will serve as a significant source of revenue beginning in 1994. One of these new DASD products, Iceberg, is expected to begin revenue contribution in the first half of 1994. While the Company believes this schedule is achievable, there is no assurance that it can be met. This schedule is two years later than that originally anticipated and announced in early 1992. Iceberg is currently in beta testing in various operating environments and the Company is continuing to integrate additional highly sophisticated software on the subsystem. If, as a result of the testing, significant problems arise which result in material delays in the availability of Iceberg, expected revenue from Iceberg would be further delayed or may be lost, and such delays would continue to adversely affect the Company's financial results. Delays in the introduction of the other new DASD products under development could also adversely affect the Company's future financial performance.

The Company competes with several large, multinational companies having substantially greater resources than the Company's, principally, IBM, Fujitsu Limited and Hitachi Ltd., as well as other midsized companies. Because of the significance of the IBM mainframe and midrange operating environments, many of the Company's products are designed to be compatible with certain IBM operating systems and many of its products function like IBM equipment. As a result, the Company's business has been and in the future may be adversely affected by a number of factors including, among others, modifications in the design or configuration of IBM computer systems; the announcement and introduction of new products by competitors; continuing changes in customer requirements such as migration toward networked computing and reductions in the pricing of comparable systems, equipment or services. The Company's ability to sustain or increase sales levels depends to a significant extent upon acceptance of the many new and enhanced products it has introduced in 1993 and products planned for introduction in 1994. There can be no assurance that the Company's current products, products in development, or products in the early stages of market introduction will achieve or sustain market acceptance.

The market for the Company's products is characterized by rapid technological advances which can result in frequent product introductions and enhancements, unpredictable product transitions and shortened product life cycles. To be successful in this market, the Company must make significant investments in research and product development and introduce competitive new products and enhancements to existing products on a timely basis. These factors can reduce the effective life of product-line-specific assets. There can be no assurance that new products developed by the Company will be accepted in the marketplace. Moreover, certain components of the Company's products operate near the present limits of electronic and physical capabilities of performance and are designed and manufactured with relatively small tolerances. If flaws in design or production occur, the Company may experience a rate of failure in its products that results in substantial costs for the repair or replacement of defective products and potential damage to the Company's reputation.

The Company's manufacturing process has increased in complexity as it has increased the number and diversity of products offered to customers. The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and components. The Company purchases certain important components and products from single suppliers that the Company believes are currently the only manufacturers of the particular components that meet the Company's specification. In addition, the Company manufactures some key components or its products include components for which alternative sources of supply are not readily available. In the past, certain suppliers have experienced occasional technical, financial or other problems that have delayed deliveries to the Company, without significant effect on it. An unanticipated failure of any sole-source supplier to meet the Company's requirements for an extended period, or an interruption of the Company's ability to secure comparable components, could have a material adverse effect on its revenue and profitability. In addition, the Company markets a number of products acquired from other manufacturers on an OEM basis. These products are often available only from a single manufacturer. Some of these OEM suppliers are, or may in the future be, competitors of the Company. In the event that an OEM product is no longer available, second sourcing is not always feasible and there could be a material adverse effect on the Company's profitability.

The Company's earnings can fluctuate significantly from quarter to quarter due to the effects of (i) customers' tendencies to make purchase decisions near the end of the calendar year, (ii) the timing of the announcement and availability of products and product enhancements by the Company and its competitors, and (iii) fluctuating foreign currency exchange rates.

As further discussed in Note 1 to the Company's consolidated financial statements, the Company is required to adopt SFAS No. 112, "Employers' Accounting for Postemployment Benefits" not later than fiscal 1994. The Company plans to adopt the standard in the first quarter of 1994. The Company has not finally determined the impact of adopting SFAS No. 112; however, it expects to recognize a one-time charge of between $5 million and $10 million as a result of the adoption of the new standard. The adoption of SFAS No. 112 will have no cash flow impact.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements at Item 14, of this Form 10-K.

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

As described in the Company's filing on Form 8-K dated as of May 26, 1992, at a meeting of the Company's Audit Committee held on May 26, 1992, the Committee determined to engage the accounting firm of Price Waterhouse as independent accountants for all subsidiaries of the Company for 1992, subject to approval of shareholders. The shareholders ratified the appointment on May 27, 1992, at the Annual Meeting of Shareholders. As a result, the Company's subsidiary, XL/Datacomp, Inc. (Datacomp), disengaged the accounting firm of KPMG Peat Marwick (KPMG) and retained the accounting firm of Price Waterhouse to perform the annual audit of the financial statements of Datacomp. Price Waterhouse, who had been auditing the Company and all subsidiaries except Datacomp, had expressed reliance upon KPMG's report in their report on the consolidated financial statements of the Company for the year ended December 31, 1991. KPMG's report on the financial statements for 1991 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty or audit scope. Additionally, there were no report modifications for accounting principles, with the exception of an explanatory paragraph referencing Datacomp's change in its method of accounting for income taxes in the year ended December 31, 1991, a change with which KPMG concurred.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information concerning the identity, background and experience of the Company's directors is set forth in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 25, 1994 (the Proxy Statement) and is incorporated herein by reference. Also, see the information concerning executive officers set forth under the caption "Executive Officers of the Registrant" in Part I of this Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

The information concerning compensation of executive officers required under this item is contained in the Company's Proxy Statement and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information concerning certain principal holders of securities and security ownership of executive officers required under this item is contained in the Company's Proxy Statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions required under this item is contained in the Company's Proxy Statement and is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

      (a)   The following documents are filed as a part of this report:

                  PAGE
1.    Financial Statements:
      --------------------

      Consolidated Balance Sheet at December 31, 1993, and
            December 25, 1992                                             F-1

      Consolidated Statement of Operations for the Years Ended
            December 31, 1993, December 25, 1992, and
            December 27, 1991                                             F-2

      Consolidated Statement of Cash Flows for the Years Ended
            December 31, 1993, December 25, 1992, and
            December 27, 1991                                             F-3

      Consolidated Statement of Changes in Stockholders' Equity
            for the Years Ended December 31, 1993, December 25, 1992,
            and December 27, 1991                                         F-4

      Notes to Consolidated Financial Statements                          F-5

      Report of Independent Accountants for Storage Technology
            Corporation                                                   F-25

      Report of Independent Accountants for XL/Datacomp, Inc.             F-26

2.    Financial Statement Schedules:
      -----------------------------

      VIII - Valuation and Qualifying Accounts and Reserves               F-27

      IX -  Short-Term Borrowings                                         F-28

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

3.    Exhibits:
      --------

(a) The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated into this Annual Report on Form 10-K by reference:

            4.1 Restated Certificate of Incorporation and Restated By-Laws of Storage Technology Corporation dated July 28, 1987, as currently in effect (filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1987, and incorporated herein by reference).

            4.2 Certificate of Amendment to the Restated Certificate of Incorporation dated May 22, 1989 (filed as Exhibit
                        (c)(1) to the Registrant's Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference).

            4.3 Certificate of Second Amendment to the Restated Certificate of Incorporation dated June 2, 1992 (filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1992, and incorporated herein by reference).

            4.4 First Amendment to the Restated Bylaws of Storage Technology Corporation, amending Section IV (filed as
                        Exhibit 3(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1987, and incorporated herein by reference).

            4.5 Specimen Certificate of Common Stock, $0.10 par value of Registrant (filed as Exhibit (c)(2) as to the Registrant's Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference).

            4.6 Indenture dated as of May 31, 1990, between Storage Technology Corporation and Manufacturers Hanover Trust Company of California, Trustee, relating to the Company's 8% Convertible Subordinated Debentures due May 31, 2015 (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-3 filed May 11, 1990, File No. 33-34876, and incorporated herein by reference).

            4.7 Registration Statement of the Registrant on Form 8-A dated August 13, 1981 (filed as Exhibit 4.7 to the Registrant's Registration Statement on Form S-3 filed January 29, 1993, File No. 33-57678, and incorporated herein by reference).

            4.8 Registration Statement of the Registrant on Form 8-A dated August 23, 1990 (filed as Exhibit 4.8 to the Registrants' Registration Statement on Form S-3 filed January 29, 1993, File No. 33-57678, and incorporated herein by reference).

            4.9 Rights Agreement dated as of August 20, 1990, between Storage Technology Corporation and First Fidelity Bank, N.A., New Jersey, Rights Agent, (filed as
                        Exhibit 4.1 to the Company's Current Report on Form 8-K on August 20, 1990, and incorporated herein by reference).

            4.10 Certificate of Designations of Series B Junior Participating Preferred Stock (filed as Exhibit A to
                        Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 8, 1990, and incorporated herein by reference).

            4.11 Form of certificate for $3.50 Convertible Exchangeable Preferred Stock (filed as Exhibit 4.11 to the Registrants Registration Statement on Form S-3 filed January 29, 1993, File No. 33-57678, and incorporated herein by reference).

            4.12 Form of Certificate of Designations of $3.50 Convertible Exchangeable Preferred Stock (filed as
                        Exhibit 4.12 to the Registrants Registration Statement on Form S-3 filed January 29, 1993, File No. 33-57678, and incorporated herein by reference).

            4.13 Form of Indenture between the Registrant and American Stock Transfer and Trust Company, as Trustee, relating to the Registrant's 8% Convertible Subordinated Debentures due 2008, (filed as Exhibit 4.13 to the Registrants Registration Statement on Form S-3 filed January 29, 1993, File No. 33-57678, and incorporated herein by reference).

            4.14 Form of 8% Convertible Subordinated Debentures due 2008 (filed as Exhibit 4.13 to the Registrant's Registration Statement on Form S-3 filed January 29, 1993, File No. 33-57678, and incorporated herein by reference).

           *10.1 1982 Employee Stock Purchase Plan (filed as part of the Company's Registration Statement on Form S-8, filed November 4, 1982, File No. 2-80183, and incorporated herein by reference).

           *10.2 1987 Employee Stock Purchase Plan, as amended (filed as part of the Company's Registration Statement on Form S-8, filed November 10, 1989, as Registration No. 33-32243, and incorporated herein by reference).

           *10.3 1984 Stock Option Plan (filed as part of the Company's Registration Statement on Form S-8, filed February 10, 1984, File No. 2-89417, and incorporated herein by reference).


- ------------------------

     * Contract or compensatory plan or arrangement in which directors and/or officers participate.

           *10.4 1987 Equity Participation Plan (filed as part of the Company's Registration Statement on Form S-8, filed December 28, 1987, File No. 33-19426, and incorporated herein by reference).

           *10.5 Amendment to the 1987 Equity Participation Plan (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1990, and incorporated herein by reference).

           *10.6 Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (filed as part of the Company's Registration Statement on Form S-8, filed November 12, 1989, File No. 33-32235, and incorporated herein by reference).

           *10.7 Employment Agreement between Storage Technology Corporation and Harris Ravine, dated February 27, 1987 (filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1987, and incorporated herein by reference).

           *10.8 Amendment to the 1987 Employee Stock Purchase Plan (filed as part of the Registrant's Registration Statement on Form S-8 filed September 18, 1991, File No. 33-42818, and incorporated herein by reference).

           *10.9 Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (filed as part of the Registrant's Registration Statement on Form S-8, filed September 18, 1991, file No. 33-42817, and incorporated herein by reference).

           *10.10 Employment Agreement between Storage Technology Corporation and Ryal R. Poppa, dated December 13, 1989 (filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1989, and incorporated herein by reference).

           *10.11 Employment Agreement between the Company and Geoffroy de Belloy, dated September 13, 1990 (filed as Exhibit
                        10.11 to the Company's Annual Report on Form 10-K for fiscal year ended December 27, 1991, and incorporated herein by reference).

           *10.12 Employment Agreement between the Company and Harris Ravine dated June 6, 1991 (filed as Exhibit 10.12 to the Company's Annual

- ------------------------

     * Contract or compensatory plan or arrangement in which directors and/or officers participate.

                        Report on Form 10-K for fiscal year ended December 27, 1991, and incorporated herein by reference).

           *10.13 Employment Agreement between the Company and Derek A. Thompson dated February 26, 1991 (filed as Exhibit
                        10.13 to the Company's Annual Report on Form 10-K for fiscal year ended December 25, 1992, and incorporated herein by reference).

           *10.14 Employment Agreement between the Company and John V. Williams dated February 13, 1992 (filed as Exhibit 10(n) to the Registrant's Annual Report on Form 10-K for the year ended December 25, 1992, and incorporated herein by reference).

            10.15 Form of Note Agreement dated as of August 30, 1991 relating to Registrant's 9.53% Senior Secured Notes due August 31, 1996 (filed as Exhibit 4(e) to the Registrant's Registration Statement on Form S-4 filed October 25, 1991, File No. 33-43536, and incorporated herein by reference).

            10.16 Multicurrency Credit Agreement dated as of March 31, 1993, among the Registrant, Storage Technology De Puerto Rico, Inc., XL/Datacomp, Inc. and StorageTek Financial Services Corporation as Borrowers and Bank of America National Trust and Savings Association as Agent, Swing Line Bank and Issuing Bank, and the other banks and financial institutions parties thereto (the "Credit Agreement") (filed as Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 26, 1993, and incorporated herein by reference).

          **10.17 First Amendment to the Multicurrency Credit Agreement dated as of August 6, 1993.

          **10.18 Second Amendment to the Multicurrency Credit Agreement dated as of September 24, 1993.

        */**10.19       Agreement between the Company and Harris Ravine dated
                        October 8, 1993.


- ------------------------

     * Contract or compensatory plan or arrangement in which directors and/or officers participate.

     **  Indicates Exhibits filed with this Annual Report.

          **11.0         Computation of Earnings (Loss) per Common Share.

          **21.0         Subsidiaries of Registrant.

          **23.1         Consent of Price Waterhouse.

          **23.2         Consent of KPMG Peat Marwick.

(b) Reports on Form 8-K. During the last quarter of the fiscal year covered by this report the Company filed two reports on Form 8-K. On October 15, 1993, the Company filed a Form 8-K in connection with a publicly disseminated news release concerning third-quarter 1993 financial results. The Company filed a Form 8-K on October 20, 1993 in connection with a publicly disseminated news release announcing the effectiveness of the merger with Amperif Corporation.

- ------------------------

     **  Indicates Exhibits filed with this Annual Report.

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Storage Technology Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: March 11, 1994           STORAGE TECHNOLOGY CORPORATION




                                By: /s/RYAL R. POPPA
                                    ------------------------------------
                                    Ryal R. Poppa
                                    Chairman of the Board, President and
                                    Chief Executive Officer (Principal
                                    Executive Officer)



                                By: /s/GREGORY A. TYMN
                                    ------------------------------------
                                    Gregory A. Tymn
                                    Senior Corporate Vice President
                                    and Chief Financial Officer
                                    (Principal Financial Officer)



                                By: /s/DAVID E. LACEY
                                    ------------------------------------
                                    David E. Lacey
                                    Corporate Vice President and Controller
                                    (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Signature                                 Title              Date


/s/JUDITH E.N. ALBINO
- ----------------------------
Judith E.N. Albino                      Director      March 11, 1994


/s/WILLIAM L. ARMSTRONG
- ----------------------------
William L. Armstrong                    Director      March 11, 1994


/s/ROBERT A. BURGIN
- ----------------------------
Robert A. Burgin                        Director      March 11, 1994


/s/PAUL FRIEDMAN
- ----------------------------
Paul Friedman                           Director      March 11, 1994


/s/STEPHEN J. KEANE
- ----------------------------
Stephen J. Keane                        Director      March 11, 1994


/s/ROBERT E. LABLANC
- ----------------------------
Robert E. LaBlanc                       Director      March 11, 1994


/s/ROBERT E. LEE
- ----------------------------
Robert E. Lee                           Director      March 11, 1994


/s/HARRISON SHULL
- ----------------------------
Dr. Harrison Shull                      Director      March 11, 1994


/s/RICHARD C. STEADMAN
- ----------------------------
Richard C. Steadman                     Director      March 11, 1994


/s/ROBERT C. WILSON
- ----------------------------
Robert C. Wilson                        Director      March 11, 1994

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          (In Thousands of Dollars)

                                                   December 31,   December 25,
                                                      1993           1992
                                                   ---------------------------
ASSETS
Cash, including cash equivalents of
 $181,583 in 1993 and $70,128 in 1992,
 and restricted cash of $3,857 in
 1993 and $4,187 in 1992                           $  255,062     $  117,954
Short-term investments                                 16,042
Accounts receivable, net of allowance
 for doubtful accounts of $12,452 in
 1993 and $11,949 in 1992                             218,701        313,350
Notes and installment receivables                       9,973          9,625
Net investment in sales-type leases (Note 3)          171,165        193,078
Inventories, at lower of cost
 (first-in, first-out) or market (Note 4)             203,257        156,136
                                                    ---------      ---------
   Total current assets                               874,200        790,143
Notes and installment receivables                      13,968         21,228
Net investment in sales-type leases (Note 3)          252,678        309,160
Computer equipment, at cost net of
 accumulated depreciation of $96,454 in
 1993 and $78,743 in 1992 (Note 5)                     97,324        103,281
Spare parts for field service, at cost
 net of accumulated amortization of $55,317
 in 1993 and $48,268 in 1992                           50,150         51,389
Property, plant and equipment, at cost net
 of accumulated depreciation (Note 6)                 306,034        305,097
Deferred income tax assets, net of valuation
 allowance (Note 8)                                    52,260
Other assets                                          146,395        158,745
                                                    ---------      ---------
                                                   $1,793,009     $1,739,043
                                                    =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Nonrecourse borrowings secured by lease
 commitments (Note 7)                              $   74,191     $   88,548
Current portion of other long-term debt
 (Note 7)                                              32,581         18,211
Accounts payable                                       91,890        129,978
Accrued liabilities                                   192,874        183,939
Income taxes payable (Note 8)                          14,167         11,525
                                                    ---------      ---------
   Total current liabilities                          405,703        432,201
Nonrecourse borrowings secured by lease
 commitments (Note 7)                                  96,975        143,148
Other long-term debt (Note 7)                         264,743        226,840
Deferred income tax liabilities (Note 8)                8,285          8,941
                                                    ---------      ---------
     Total liabilities                                775,706        811,130
                                                    ---------      ---------
Commitments and contingencies (Notes 7 and 12)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 40,000,000
 shares authorized; 3,450,000 shares of $3.50
 Convertible Exchangeable Preferred Stock issued
 in 1993, and none issued in 1992, $172,500,000
 aggregate liquidation preference (Note 9)                 35
Common stock, $.10 par value, 150,000,000
 shares authorized; 43,097,788 shares issued
 in 1993, and 42,613,422 shares issued in 1992          4,310          4,261
Capital in excess of par value                      1,421,860      1,244,471
Accumulated deficit                                  (401,623)      (314,368)
Treasury stock of 34,349 shares in 1993
 and 33,936 shares in 1992                               (735)          (729)
Cumulative translation adjustment                                      2,872
Unearned compensation                                  (6,544)        (8,594)
                                                    ---------      ---------
     Total stockholders' equity                     1,017,303        927,913
                                                    ---------      ---------
                                                   $1,793,009     $1,739,043
                                                    =========      =========

  The accompanying notes are an integral part of the consolidated financial statements.

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)

                                                     Year Ended
                                       ---------------------------------------
                                        December 31, December 25, December 27,
                                           1993         1992         1991
                                       ---------------------------------------
Sales                                   $  902,482   $1,079,130   $1,201,114
Service and rental revenue                 502,270      471,815      418,406
                                         ---------    ---------    ---------
 Total revenue                           1,404,752    1,550,945    1,619,520
                                         ---------    ---------    ---------
Cost of sales                              641,411      757,369      801,138
Cost of service and rental revenue         324,502      316,830      303,939
                                         ---------    ---------    ---------
 Total cost of revenue                     965,913    1,074,199    1,105,077
                                         ---------    ---------    ---------
 Gross profit                              438,839      476,746      514,443
Research and product development costs     163,286      152,702      123,269
Marketing, general, administrative
 and other income and expense, net         324,823      315,475      300,253
Restructuring and other charges
 (Note 14)                                  74,772                     5,104
                                         ---------    ---------    ---------
 Operating profit (loss)                  (124,042)       8,569       85,817
Interest expense                            43,670       48,706       52,157
Interest income                            (54,916)     (67,171)     (68,552)
                                         ---------    ---------    ---------
 Income (loss) before income taxes
  and cumulative effect of
  accounting change                       (112,796)      27,034      102,212
Provision for income taxes (Note 8)          5,000       17,700       12,400
                                         ---------    ---------    ---------
 Income (loss) before cumulative
  effect of accounting change             (117,796)       9,334       89,812
Cumulative effect on prior years of
 change in method of accounting for
 income taxes (Note 8)                      40,000
                                         ---------    ---------    ---------
 Net income (loss)                         (77,796)       9,334       89,812
Preferred dividend requirement (Note 9)      9,805
                                         ---------    ---------    ---------
 Income (loss) applicable to common
  shares                                $  (87,601)  $    9,334   $   89 812
                                         =========    =========    =========
EARNINGS (LOSS) PER COMMON SHARE
Income (loss) before cumulative effect
 of accounting change                   $    (2.98)  $     0.22   $     2.17
Cumulative effect on prior years of
 change in method of accounting for
 income taxes                                 0.93
                                         ---------    ---------    ---------
                                        $    (2.05)  $     0.22   $     2.17
                                         =========    =========    =========
 Weighted average common shares and
  equivalents                               42,800       43,347       41,298
                                         =========    =========    =========



  The accompanying notes are an integral part of the consolidated financial statements.

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Thousands of Dollars)

                                                    Year Ended
                                       ---------------------------------------
                                       December 31, December 25,  December 27,
                                          1993         1992          1991
                                       ---------------------------------------
OPERATING ACTIVITIES
Cash received from customers           $ 1,532,183  $ 1,572,892   $ 1,589,841
Cash paid to suppliers and employees    (1,446,321)  (1,456,835)   (1,415,976)
Interest received                           54,251       67,136        66,765
Interest paid                              (40,519)     (47,751)      (52,603)
Income taxes paid                          (12,048)     (28,327)       (2,089)
Net cash adjustment to conform year
 end of Datacomp (Note 2)                                              (2,816)
                                        ----------   ----------    ----------
 Net cash from operating activities         87,546      107,115       183,122
                                        ----------   ----------    ----------
INVESTING ACTIVITIES
Short-term investments, net                (15,377)      40,227       (39,778)
Purchase of property, plant and
 equipment                                 (67,720)    (106,119)     (111,094)
Business acquisitions, net of cash
 acquired                                               (51,761)
Other assets, net                           (6,945)      (4,136)      (25,484)
                                        ----------   ----------    ----------
 Net cash used in investing activities     (90,042)    (121,789)     (176,356)
                                        ----------   ----------    ----------
FINANCING ACTIVITIES
Proceeds from preferred stock offering,
 net (Note 9)                              166,479
Proceeds from common stock offering,
 net (Note 9)                                                         135,362
Borrowings (repayments) under revolving
 credit agreements, net                                 (19,000)      (72,293)
Proceeds from nonrecourse borrowings        87,508      114,935       145,985
Repayments of nonrecourse borrowings      (147,647)    (150,005)     (200,519)
Proceeds from other debt                    79,740       21,320        79,331
Repayments of other debt                   (44,144)     (27,538)      (39,099)
Proceeds from employee stock plans
 and warrants                               11,468       16,126        15,509
Preferred stock dividend payments
 (Note 9)                                   (9,459)
Proceeds from sale of lease receivables
 (Note 13)                                               50,022
Purchases of treasury stock                              (5,098)
                                        ----------   ----------    ----------
 Net cash from financing activities        143,945          762        64,276
 Effect of exchange rate changes
  on cash                                   (4,341)      (4,884)       (6,675)
                                        ----------   ----------    ----------
Increase (decrease) in cash and cash
 equivalents                               137,108      (18,796)       64,367
Cash and cash equivalents -
 beginning of the year                     117,954      136,750        72,383
                                        ----------   ----------    ----------
Cash and cash equivalents - end of
 the year                              $   255,062  $   117,954   $   136,750
                                        ==========   ==========    ==========
RECONCILIATION OF NET INCOME (LOSS)
TO NET CASH FROM OPERATING ACTIVITIES
Net income (loss)                      $   (77,796) $     9,334   $    89,812
Cumulative effect of accounting
 change (Note 8)                           (40,000)
Restructuring and other charges
 (Note 14)                                  74,772                      5,104
Depreciation and amortization expense      149,891      143,605       113,899
Loss on disposal of property, plant
 and equipment                               5,113        4,675         1,804
(Increase) decrease in accounts
 receivable                                 81,197       19,873       (14,680)
(Increase) decrease in notes
 receivable and sales-type leases           54,605       18,524       (16,499)
(Increase) decrease in inventories         (62,997)       4,354        24,416
Increase in computer equipment, net        (48,730)     (57,532)      (43,943)
Increase in spare parts, net               (19,599)     (30,849)      (17,239)
(Increase) decrease in net deferred
 income tax asset                          (12,535)         578        (1,571)
Increase (decrease) in accounts
 payable                                   (37,113)      14,937        16,193
Increase (decrease) in accrued
 liabilities                                (5,360)     (24,241)       21,635
Increase (decrease) in income taxes
 payable                                     5,487      (11,205)       11,882
Translation loss                             8,069       12,062         1,025
Net cash adjustment to conform year
 end of Datacomp (Note 2)                                              (2,816)
Other                                       12,542        3,000        (5,900)
                                        ----------   ----------    ----------
 Net cash from operating activities    $    87,546  $   107,115   $   183,122
                                        ==========   ==========    ==========


  The accompanying notes are an integral part of the consolidated financial statements.

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (In Thousands of Dollars)

                                                  Capital in                          Cumulative
                              Preferred  Common    Excess of   Accumulated  Treasury  Translation   Unearned
                                 Stock    Stock    Par Value      Deficit     Stock    Adjustment
Compensation
                            ----------------------------------------------------------------------------------
Balances, December 28, 1990,
  as previously reported                 $3,600   $1,063,396    $(422,119)  $  (630)    $   (70)     $(3,817)
Pooling of interests with
  Amperif Corp. (Note 2)                    128       11,456        7,054
                                          -----    ---------     --------    ------      ------       ------
Balances, December 28, 1990,
  as restated                             3,728    1,074,852     (415,065)     (630)        (70)      (3,817)

Adjustment to reflect change
  in year end of XL/Datacomp
  (Note 2)                                                          1,560
Common stock issuance
  (3,450,000 shares) (Note 9)               345      135,017
Shares issued under stock
  purchase plan, and for
  exercises of options and
  warrants (1,025,240 shares)               103       15,360
Restricted stock awards
  (95,338 shares)                            10        3,828                                          (3,828)
Restricted stock amortization                                                                            316
Net income                                                         89,812
Other                                         2          218           (9)      (99)     (2,076)          14
                                          -----    ---------     --------    ------      ------       ------
Balances, December 27, 1991               4,188    1,229,275     (323,702)     (729)     (2,146)      (7,315)

Purchases of treasury stock
  (149,600 shares)                                                           (5,098)
Shares issued under stock
  purchase plan, and for
  exercises of options
  (621,411 shares)                           62       11,204                  5,098
Restricted stock awards
  (139,144 shares)                           14        4,551                                          (2,372)
Restricted stock amortization                                                                            615
Net income                                                          9,334
Other                                        (3)        (559)                             5,018          478
                                          -----    ---------     --------    ------      ------       ------
Balances, December 25, 1992               4,261    1,244,471     (314,368)     (729)      2,872       (8,594)

Preferred stock issuance
  (3,450,000 shares) (Note 9)     $35                166,444
Shares issued under stock
  purchase plan, and for
  exercises of options and
  warrants (557,601 shares)                  56       12,604
Cash dividends paid on
  preferred stock ($2.74 per
  share) (Note 9)                                                  (9,459)
Restricted stock amortization                                                                            794
Net loss                                                          (77,796)
Other                                        (7)      (1,659)                    (6)     (2,872)       1,256
                                   --     -----    ---------     --------    ------      ------       ------
Balances, December 31, 1993       $35    $4,310   $1,421,860    $(401,623)  $  (735)    $     0      $(6,544)
                                   ==     =====    =========     ========    ======      ======       ======


  The accompanying notes are an integral part of the consolidated financial statements.

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Storage Technology Corporation and its wholly owned subsidiaries (collectively hereinafter referred to as StorageTek or the Company). Intercompany accounts and transactions have been eliminated. As further discussed in Note 2, the consolidated financial statements have been restated for all periods presented to reflect the merger with Amperif Corporation as a pooling of interests.

REVENUE RECOGNITION

Revenue from end-user equipment sales, including sales-type leases, is recognized at the time of acceptance by the customer, generally after installation at a customer site. Revenue from original equipment manufacturers and distributors is recognized at the time of shipment. Costs associated with post-installation equipment support are estimated and accrued at the time of the sale. Rental revenue associated with operating leases is recorded ratably over the rental period.

End users of equipment sold or leased by StorageTek generally contract with the Company for equipment service which includes normal maintenance and repair or replacement of product components. Revenue from these contracts is recognized as earned and the cost of performing these activities is expensed as incurred.

CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND RESTRICTED CASH

Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have remaining maturities of three months or less at the time of acquisition. Investments that do not qualify as cash equivalents are classified as short-term investments. The carrying amount of short-term investments is equal to cost, adjusted for premium or discount amortization, plus accrued interest. The carrying value of short-term investments approximates fair value. Restricted cash balances relate primarily to funds received on behalf of third parties.

CAPITALIZED SOFTWARE COSTS

The Company capitalized costs of $23,092,000 in 1993, $9,148,000 in 1992, and $7,486,000 in 1991 associated with acquiring and developing software products to be marketed to customers. Other assets as shown on the Consolidated Balance Sheet include unamortized software product costs of $36,068,000 as of December 31, 1993, and $20,461,000 as of December 25, 1992. Amortization is based on the greater of straight-line amortization over estimated useful lives, generally four years, or the percentage of actual revenue versus total anticipated revenue. Amortization of software costs was $7,485,000 in 1993, $6,818,000 in 1992, and $2,877,000 in 1991.

DEPRECIATION AND AMORTIZATION

Computer equipment, and property, plant and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. Capitalized machinery and equipment leases are amortized over the estimated service lives or the periods of the leases, as applicable. Manufactured spare parts are recorded at cost and amortized over their estimated useful service lives. Goodwill, included within other assets on the Consolidated Balance Sheet, represents the excess of purchase price over fair value of net assets acquired and is amortized on a straight-line basis not exceeding 10 years.

INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." See Note 8 for additional information regarding the Company's accounting for income taxes.

TRANSLATION OF FOREIGN CURRENCIES

The functional currency for StorageTek's foreign subsidiaries is the U.S. dollar. Accordingly, monetary assets and liabilities are translated at year-end exchange rates while non-monetary items are translated at historical rates. Revenue and expenses are translated at the average rates in effect during the year, except for cost of sales and depreciation which are translated at historical rates. Foreign currency translation adjustments, net of associated hedging results, and foreign currency transaction losses were $8,802,000 in 1993, compared to losses of $8,372,000 in 1992 and $12,321,000 in 1991. See Note 13 for information with respect to the Company's accounting policies for financial instruments utilized in its foreign currency hedging program.

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share is computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the year. The Preferred Stock (see Note
9) and 8% Convertible Subordinated Debentures (see Note 7) are not common stock equivalents and, therefore, have been excluded from the computation of earnings (loss) per common share. The Preferred Stock and 8% Convertible Subordinated Debentures presently have an anti-dilutive effect on the annual computation of fully diluted earnings per common share.

RECENT PRONOUNCEMENTS

In November 1992, the Financial Accounting Standards Board issued SFAS No. 112, "Employers' Accounting for Postemployment Benefits" which generally requires the accrual of the estimated cost of postemployment benefits provided over the related service periods of active employees. The Company provides certain severance and disability-related benefits to its employees. SFAS No. 112 is required to be adopted no later than fiscal 1994 and the Company plans to adopt the new standard in the first quarter of 1994. The Company has not finally determined the impact of adopting SFAS No. 112; however, it expects to recognize a one-time charge of between $5,000,000 and $10,000,000 as a result of the adoption of the new standard. The adoption of SFAS No. 112 will have no cash flow impact.

NOTE 2 - BUSINESS COMBINATIONS

AMPERIF CORPORATION

In October 1993, the Company issued approximately 1,300,000 shares of StorageTek common stock in exchange for all of the outstanding common and preferred stock of Amperif Corporation (Amperif). The Company has also reserved approximately 600,000 shares for issuance in connection with Amperif's outstanding warrants and employee stock options. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated for all periods prior to the merger to include the operations of Amperif, adjusted to conform with StorageTek's
accounting policies and presentation   Merger and consolidation expenses in
the amount of $5,522,000, included within restructuring and other charges on the Consolidated Statement of Operations, were recognized in 1993 in connection with the merger. Amperif designs, manufactures, markets and services high-performance, information storage and retrieval subsystems for mainframe computers.

Separate pre-merger revenue and net income of StorageTek and Amperif were as follows (in thousands of dollars):

                                                  Year Ended
                                   ----------------------------------------
                                      1993           1992           1991
                                   ----------------------------------------

 Revenue:
   Pre-merger
    StorageTek                     $1,065,438     $1,521,487     $1,584,904
    Amperif                            14,311         30,165         35,879
    Merger adjustments                 (1,917)          (707)        (1,263)
                                    ---------      ---------      ---------
                                    1,077,832      1,550,945      1,619,520
   Post-merger                        326,920
                                    ---------      ---------      ---------
                                   $1,404,752     $1,550,945     $1,619,520
                                    =========      =========      =========
 Net income (loss):
   Pre-merger
    StorageTek                     $  (68,572)    $   15,494     $   93,074
    Amperif                           (21,266)        (5,828)        (2,342)
    Merger adjustments                 (2,983)          (332)          (920)
                                    ---------      ---------      ---------
                                      (92,821)         9,334         89,812
   Post-merger                         15,025
                                    ---------      ---------      ---------
                                   $  (77,796)    $    9,334     $   89,812
                                    =========      =========      =========

EDATA

In the second quarter of 1992, the Company acquired all of the outstanding equity securities of Edata Scandinavia AB (Edata) for approximately $75,000,000. The acquisition was accounted for as a purchase. Goodwill associated with the acquisition (the excess of purchase price over the estimated fair value of the net assets acquired) of $44,700,000 is included within other assets on the Consolidated Balance Sheet and is being amortized on a straight-line basis over 10 years. Edata markets and distributes equipment and systems for storage and management of large volumes of data, and for automation and control of computer centers and information networks in Belgium, Denmark, Finland, Luxembourg, the Netherlands, Norway and Sweden.

XL/DATACOMP, INC.

In November 1991, the Company issued approximately 3,250,000 shares of StorageTek common stock in exchange for all of the outstanding common stock of XL/Datacomp, Inc. (Datacomp). The Company also reserved approximately 450,000 shares for issuance in connection with Datacomp's outstanding employee stock options and to satisfy Datacomp's employee stock purchase plan obligations. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements for 1991 include the operations of Datacomp. An adjustment to accumulated deficit of $1,560,000 was made in 1991 to conform Datacomp's reporting periods with StorageTek's fiscal year. Merger expenses in the amount of $5,104,000, included within restructuring and other charges on the Consolidated Statement of Operations, were recognized in 1991 in connection with the merger. Datacomp is a full-service distributor of midrange computer systems.

NOTE 3 - SALES-TYPE AND OPERATING LEASES

The components of net investment in sales-type leases are as follows (in thousands of dollars):

                                                   December 31,   December 25,
                                                      1993           1992
                                                   ---------------------------

  Total minimum lease and maintenance payments     $ 499,295      $ 550,201
  Less: Executory costs (maintenance payments)       (50,017)       (41,464)
                                                    --------       --------
  Net minimum lease payments                         449,278        508,737
  Estimated unguaranteed residual values              24,879         73,206
  Less: Unearned interest income                     (50,314)       (79,705)
                                                    --------       --------
                                                     423,843        502,238
  Less:  Current portion                            (171,165)      (193,078)
                                                    --------       --------
                                                   $ 252,678      $ 309,160
                                                    ========       ========


Future minimum lease payments due from customers under sales-type leases and noncancellable operating leases as of December 31, 1993, are as follows (in thousands of dollars):

                               Sales-Type      Operating
                                 Leases          Leases
                               -------------------------

          1994                  $210,110        $17,276
          1995                   155,363         10,450
          1996                    86,354          2,775
          1997                    37,431            170
          1998                     9,654             23
          Thereafter                 383
                                 -------         ------
                                $499,295        $30,694
                                 =======         ======


Of the future minimum lease payments due from customers under sales-type leases, the following amounts will be remitted under recourse and nonrecourse borrowing arrangements (see Note 7): $109,007,000 in 1994; $84,487,000 in 1995; $45,330,000 in 1996; $17,361,000 in 1997; and $4,607,000 in 1998.

NOTE 4 - INVENTORIES

Inventories, including material, labor and factory overhead, consist of the following (in thousands of dollars):

                                  December 31,   December 25,
                                     1993           1992
                                  ---------------------------

     Raw materials                 $ 38,991       $ 45,060
     Work-in-process                 66,668         54,213
     Finished goods                  97,598         56,863
                                    -------        -------
                                   $203,257       $156,136
                                    =======        =======

NOTE 5 - COMPUTER EQUIPMENT

Computer equipment held for sale or lease to customers consists of the following (in thousands of dollars):

                                 December 31,    December 25,
                                    1993            1992
                                  ---------------------------

     Equipment on-rent             $40,038        $ 31,015
     Equipment shipped awaiting
      revenue recognition           38,612          32,412
     Equipment off-rent             18,674          39,854
                                    ------         -------
                                   $97,324        $103,281
                                    ======         =======


NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands of dollars):

                                              December 31,   December 25,
                                                 1993           1992
                                              ---------------------------

     Land and land improvements               $  12,160      $  11,711
     Buildings and building improvements        135,575        129,212
     Machinery and equipment                    525,083        495,609
                                               --------       --------
                                                672,818        636,532
     Less:  Accumulated depreciation           (366,784)      (331,435)
                                               --------       --------
                                              $ 306,034      $ 305,097
                                               ========       ========

Machinery and equipment includes capitalized leases of $45,544,000 as of December 31, 1993, and $38,861,000 as of December 25, 1992. Accumulated depreciation includes accumulated amortization on such capitalized leases of $20,381,000 as of December 31, 1993 and $18,636,000 as of December 25, 1992.
Maintenance and repairs, which are expensed as incurred, totalled $19,834,000 in 1993; $18,798,000 in 1992; and $15,210,000 in 1991.

NOTE 7 - DEBT, BANKING ARRANGEMENTS AND LEASE OBLIGATIONS

Long-term debt, including capitalized lease obligations, but excluding nonrecourse borrowings, consists of the following (in thousands of dollars):

                                              December 31,   December 25,
                                                 1993           1992
                                              ---------------------------

   8% Convertible Subordinated Debentures
    due 2015                                   $145,645       $145,645
   Recourse borrowings secured by lease
    commitments                                  60,533
   9.53% Senior Secured Notes due 1996           55,000         55,000
   Capitalized lease obligations                 28,272         22,174
   Other                                          7,874         22,232
                                                -------        -------
                                                297,324        245,051
   Less:  Current portion                       (32,581)       (18,211)
                                                -------        -------
                                               $264,743       $226,840
                                                =======        =======
8% CONVERTIBLE DEBENTURES

In May 1990, the Company issued $160,000,000 of 8% Convertible Subordinated Debentures due 2015 (Convertible Debentures), which are unsecured subordinated obligations of the Company and are convertible into common stock at a price of $35.25 per share. The costs incurred in connection with the offering ($4,300,000) have been included in other assets on the Consolidated Balance Sheet and are being amortized over the 25-year term of the Convertible Debentures. Interest on the Convertible Debentures is payable semiannually in arrears on November 30 and May 31. The Convertible Debentures became redeemable at the option of StorageTek beginning May 31, 1993, at a premium of 5.6%, and are redeemable at decreasing premiums thereafter through May 30, 2000. Convertible Debentures in the principal amount of $8,000,000 per annum, plus accrued interest, must be redeemed beginning May 31, 2000, through a sinking fund which provides for the retirement of 75% of the Convertible Debentures prior to their maturity on May 31, 2015. Convertible Debentures purchased by the Company in the open market and Convertible Debentures converted to common stock may be applied to the sinking fund requirements. As of December 31, 1993, the Company held Convertible Debentures in the principal amount of $14,300,000 available for sinking fund payments. The Company has reserved 4,132,000 shares of common stock for issuance upon conversion of the Convertible Debentures. The aggregate fair value of the Convertible Debentures, based on the quoted closing sales price on the New York Stock Exchange, was $158,389,000 as of December 31, 1993.

RECOURSE BORROWINGS SECURED BY LEASE COMMITMENTS

The Company's recourse borrowings are secured by customer lease commitments included within total assets (primarily net investment in sales-type leases -- see Note 3) and by the underlying equipment. The borrowings also provide for limited recourse to the Company in the event of a default by a customer with respect to the lease commitments. The weighted average interest rate as of December 31, 1993, related to the borrowings was approximately 7.5%. Based on the borrowing rates currently available to the Company for borrowings with similar terms and maturities, the aggregate carrying value of the recourse borrowings approximated fair value as of December 31, 1993.

9.53% SENIOR SECURED NOTES

In September 1991, the Company completed a $55,000,000 private placement of 9.53% Senior Secured Notes due August 31, 1996 (the Notes), collateralized by U.S. lease and installment purchase receivables. Interest on the Notes is payable semiannually in arrears on February 28 and August 31. The Notes are redeemable at the option of the Company, in whole or in part, from time to time, at a premium which is determined based on current interest rates and the time remaining until maturity of the Notes. Under the terms of the Note agreement, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common and preferred stock. The aggregate fair value of the Notes, based on the interest rates currently available for comparable notes with similar maturities, was approximately $60,100,000 as of December 31, 1993.

BANKING AND CREDIT ARRANGEMENTS

In March 1993, the Company entered into a $150,000,000 two-year secured multicurrency credit agreement with a group of U.S. and international banks (the Revolver). The interest rates available under the Revolver depend on the type of advance selected; however, the primary advance rate is the agent bank's prime lending rate (6% as of December 31, 1993). The total amount available under the Revolver is limited to a percentage of the Company's eligible U.S. accounts receivable and lease assets (primarily net investments in sales-type leases not previously utilized for secured borrowings). In order to obtain funds under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. There were no advances under the Revolver during 1993. Based on the amount of eligible accounts receivable and leased assets assigned to the Revolver, the Company had approximately $50,000,000 of available credit under the Revolver as of December 31, 1993.

As of December 31, 1993, the Company had unused committed lease discounting lines of approximately $41,000,000 available in the United States for recourse and nonrecourse borrowings. The Company also had unused committed lease discounting lines of approximately $38,000,000 available through its foreign subsidiaries for nonrecourse borrowings. The ability to use these committed lease discounting lines is limited by the availability of lease assets which meet the credit standards of the lenders. The Company had, subject to lender credit approval, approximately $58,000,000 of lease assets available for discounting under these lines as of December 31, 1993. At the Company's option, a portion of these lease assets can be utilized for borrowings under the Revolver.

SCHEDULED DEBT MATURITIES

Scheduled maturities of long-term debt, including future minimum lease payments under capitalized lease obligations, but excluding nonrecourse borrowings, as of December 31, 1993, are as follows (in thousands of dollars):

                                                                 Total Long-
                                      Capitalized      Other      Term Debt
                                        Leases         Debt      Commitments
                                     ---------------------------------------

       1994                             $10,198      $ 24,206     $  34,404
       1995                               9,393        23,217        32,610
       1996                               7,353        69,150        76,503
       1997                               2,773         5,675         8,448
       1998                               1,706         1,159         2,865
       Thereafter                         1,107       145,645       146,752
                                         ------       -------       -------
                                         32,530      $269,052      $301,582
                                                      =======       =======
       Less:  Amount representing
              interest                   (4,258)
                                         ------

       Present value of capitalized
        lease obligations (including
        $8,375 classified as current)   $28,272
                                         ======

NONRECOURSE BORROWINGS SECURED BY LEASE COMMITMENTS

Nonrecourse borrowings incurred in connection with the financing of certain of the Company's customer lease obligations are secured by the lease commitments and by the underlying equipment. The related lease receivables are also reflected in the Consolidated Balance Sheet as accounts receivable to the extent they represent amounts due on or prior to the balance sheet date, and as part of net investment in sales-type leases for any amounts due thereafter (see Note 3). The weighted average interest rate as of December 31, 1993, related to the borrowings was approximately 9%. Based on the borrowing rates currently available to the Company for nonrecourse borrowings with similar terms and maturities, the aggregate carrying value of the nonrecourse borrowings approximated fair value as of December 31, 1993.

OPERATING LEASE OBLIGATIONS

StorageTek had various operating leases in effect for certain buildings, sales offices, and machinery and equipment. Rent expense was $37,086,000 in 1993; $37,539,000 in 1992; and $32,363,000 in 1991. Future minimum rental commitments required under all noncancellable operating leases with terms of one year or more are as follows: $28,243,000 in 1994; $22,428,000 in 1995;
$17,769,000 in 1996; $13,178,000 in 1997; $10,761,000 in 1998; and $37,163,000
thereafter. The Company has also entered into an agreement with the French government to begin leasing in late 1994 manufacturing and engineering facilities currently under construction in France.

NOTE 8 - INCOME TAXES

Effective as of the beginning of fiscal 1993, the Company changed its method of accounting for income taxes to comply with the provisions of SFAS No. 109. A one-time benefit of $40,000,000 was recognized in the first quarter of 1993 as a result of the adoption of the new income tax accounting standard on a prospective basis. This benefit results largely from the requirement under SFAS No. 109 to recognize the tax benefits associated with net operating loss and tax credit carryforwards to the extent their future realization is determined, based on the weight of the available evidence, to be more likely than not. The adoption of SFAS No. 109 had no cash flow impact.

Income (loss) before income taxes and cumulative effect of accounting change consists of the following (in thousands of dollars):

                                              Year Ended
                              ------------------------------------------
                               December 31,   December 25,   December 27,
                                  1993           1992           1991
                              ------------------------------------------

 United States                 $(114,196)       $(5,545)      $ 50,180
 International                     1,400         32,579         52,032
                                --------         ------        -------
                               $(112,796)       $27,034       $102,212
                                ========         ======        =======

The provision for income taxes attributable to income (loss) before income taxes and cumulative effect of accounting change consists of the following (in thousands of dollars):

                                             Year Ended
                              -------------------------------------------
                               December 31,   December 25,   December 27,
                                  1993           1992           1991
                              -------------------------------------------

 Current tax provision
 (benefit):
  U.S. federal                 $   3,200        $(2,500)       $   200
  International                   11,100         17,100         14,600
  State                            3,100            300            200
                                --------         ------         ------
                                  17,400         14,900         15,000
                                --------         ------         ------
 Deferred tax provision
 (benefit):
  U.S. federal                    (4,800)         2,800         (1,600)
  International                   (4,200)           100         (1,400)
  State                           (3,400)          (100)           400
                                --------         ------         ------
                                 (12,400)         2,800         (2,600)
                                --------         ------         ------
                               $   5,000        $17,700        $12,400
                                ========         ======         ======

The provision for income taxes attributable to income (loss) before income taxes and cumulative effect of accounting change includes benefits of $1,422,000 in 1993; $4,074,000 in 1992; and $53,671,000 in 1991 from the utilization of net operating loss carryforwards as well as benefits of $7,432,000 in 1993; $11,284,000 in 1992; and $11,186,000 in 1991 as a result of the Company's Grant of Industrial Tax Exemption issued by the Commonwealth of Puerto Rico (the Tax Grant). On a per common share basis, the benefit of the Tax Grant was $0.17 in 1993; $0.27 in 1992; and $0.27 in 1991. The
benefits from the Tax Grant, which expires in 2007, include reduced tax rates, as well as the ability to utilize U.S. net operating losses through 1994 to further reduce Puerto Rico tax liabilities. To the extent cumulative U.S. and Puerto Rico taxable income exceeds the U.S. net operating loss carryforwards in the future, the benefit from the utilization of U.S. operating losses will be payable to Puerto Rico. The cumulative benefit of the grant provision relating to the use of net operating losses was $14,449,000 as of December 31, 1993.

The Company reported the following deferred income tax balances on its Consolidated Balance Sheet as of December 31, 1993 (in thousands of dollars):

 Deferred income tax assets, net of valuation allowance        $52,260
 Deferred income tax liabilities                                (8,285)
                                                                ------
 Net deferred income tax asset, December 31, 1993              $43,975
                                                                ======

The Company's net deferred income tax asset consists of the following as of December 31, 1993 (in thousands of dollars):

 Gross deferred income tax assets:
   Net operating loss carryforwards                          $ 123,844
   Tax credit carryforwards                                     63,265
   Accrued liabilities and reserves                             55,314
   Foreign currency translation losses                          11,779
   Deferred intercompany profit                                 11,290
   Other                                                        26,193
                                                              --------
                                                               291,685
 Less: Valuation allowance                                    (165,456)
                                                              --------
                                                               126,229
                                                              --------
 Gross deferred income tax liabilities:
   Investment in sales-type leases                             (45,979)
   Depreciation                                                (24,130)
   Other                                                       (12,145)
                                                              --------
                                                               (82,254)
                                                              --------
 Net deferred income tax asset, December 31, 1993            $  43,975
                                                              ========

The valuation allowance associated with the Company's deferred income tax assets increased from $110,695,000 as of the beginning of fiscal 1993 to $165,456,000 as of December 31, 1993. The valuation allowance relates primarily to net operating loss carryforwards, tax credit carryforwards, and net deductible temporary differences. The Company evaluated a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company's earnings history, the Company's near-term earnings expectations and possible reductions in the Company's net operating loss carryforwards as a result of proposed adjustments by the Internal Revenue Service to the Company's previously filed federal income tax returns.

The deferred income tax provision for 1992 and the deferred income tax benefit for 1991 resulted from the recognition of transactions in different periods for financial reporting purposes than those allowed for tax purposes, and primarily relate to deferred intercompany profit and sales-type leases.

StorageTek has not provided for income taxes on the cumulative undistributed earnings of its foreign subsidiaries to the extent they are considered to be reinvested indefinitely (approximately $55,264,000 as of December 31, 1993). The amount of the unrecognized deferred tax liability for these unremitted earnings was $3,144,000 as of December 31, 1993.

The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rates of 35% in 1993, and 34% in 1992 and 1991 to income (loss) before income taxes and cumulative effect of accounting change for the following reasons (in thousands of dollars):

                                                  Year Ended
                                   ------------------------------------------
                                    December 31,   December 25,   December 27,
                                       1993           1992           1991
                                   ------------------------------------------

 U.S. federal income tax at
  statutory rate                     $(39,479)      $  9,192       $ 34,752

 Increase (decrease) in income
  taxes resulting from:
 Increase (decrease) in
  unrecognized net operating
  losses and future deductions         36,989         (7,746)       (47,642)
 Nondeductible items                   10,390          4,746          2,867
 Effect of Puerto Rico operations      (4,936)        (6,541)        (5,947)
 State income taxes, net of
  federal benefits                        759            378          6,603
 Foreign tax rate and translation
  differentials                           682          6,436          4,638
 Restructuring of international
  subsidiaries                                         9,758         15,735
 Capital loss carryover                                              (2,368)
 Other, net                               595          1,477          3,762
                                      -------       --------        -------

 Income tax expense attributable to
  income (loss) before cumulative
  effect of accounting change        $  5,000       $ 17,700       $ 12,400
                                      =======        =======        =======


As of December 31, 1993, StorageTek had U.S. net operating loss carryforwards of approximately $500,000,000 which expire in the years 2000 through 2006. As a result of a change in ownership of the Company's capital stock, as defined under Section 382 of the Internal Revenue Code, the Company is limited to using approximately $106,000,000 of its operating loss carryforwards in each taxable year, with unused amounts (approximately $310,000,000 as of December 31, 1993) being added to the annual limitations in future years.
Additionally, approximately $10,000,000 of the Company's net operating loss carryforwards relate to acquired losses of Amperif which are subject to substantial limitations. Approximately $31,000,000 of the Company's net operating loss carryforwards relate to tax deductions associated with stock option plans and, accordingly, the related benefit will be recognized as an adjustment to additional paid-in capital when realized.

StorageTek is also subject to alternative minimum tax and, as such, has alternative minimum tax net operating loss carryforwards of approximately $267,000,000 and alternative minimum tax credit carryforwards of approximately $15,000,000.

StorageTek's federal income tax returns for the years 1985 through 1987 have been examined by the Internal Revenue Service (the IRS) and the Company's federal income tax returns for the years 1988 through 1990 are currently under examination. The IRS has proposed adjustments of approximately $360,000,000. The Company agrees with approximately $70,000,000 of these adjustments. The remaining adjustments relate principally to tax accruals for post-petition interest, professional fees and other deductions associated with distributions made to implement the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code. The Company is protesting these remaining adjustments through the IRS appeals process. Although the Company believes it has meritorious legal defenses to these proposed adjustments, to the extent it is unsuccessful in sustaining these items, the Company's net operating loss carryforwards and resulting future cash savings from utilizing such carryforwards, will be reduced accordingly.

NOTE 9 - SALE OF PREFERRED AND COMMON STOCK

In March 1993, the Company completed a public offering of 3,450,000 shares of $3.50 Convertible Exchangeable Preferred Stock, $.01 par value (Preferred Stock), at a price of $50.00 per share. The proceeds of the Preferred Stock offering, after deducting all associated costs, were $166,479,000. Dividends on the Preferred Stock are cumulative and payable quarterly in arrears at an annual rate of $3.50 per share, when and as declared by the Company's Board of Directors. The liquidation value of each share of Preferred Stock is $50.00, plus unpaid dividends.

The Preferred Stock is convertible at any time at the option of the holder, unless previously redeemed, into shares of StorageTek common stock at an initial conversion rate of 2.128 shares of common stock for each share of Preferred Stock (equivalent to a conversion price of $23.50 per share of common stock). The Preferred Stock is redeemable for cash at any time on and after March 15, 1996, in whole or in part, at the option of the Company, initially at a redemption price of $52.45 per share, and thereafter at prices decreasing ratably annually to $50.00 per share on and after March 15, 2003, plus accrued and unpaid dividends. The Preferred Stock is also exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning March 15, 1995, for 7% Convertible Subordinated Debentures due 2008 at the rate of $50.00 principal amount of debentures for each share of Preferred Stock. The debentures contain conversion and optional redemption provisions substantially identical to those of the Preferred Stock, and are subject to a mandatory sinking fund.

In May 1991, the Company completed a public offering of 3,450,000 shares of common stock at a price of $41.00 per share. The proceeds of the common stock offering, after deducting all associated costs, were $135,362,000.

NOTE 10 - EMPLOYEE BENEFIT PLANS, OPTIONS AND WARRANTS

EMPLOYEE STOCK PURCHASE PLAN

Under the Company's 1987 Employee Stock Purchase Plan (Purchase Plan), as amended, employees may be offered the right to collectively purchase a maximum of 150,000 shares of StorageTek's common stock, plus any remaining shares from earlier offering periods, in six-month consecutive offering periods through April 30, 1995. Eligible employees may contribute up to 10% of their pay toward purchase of StorageTek common stock at a price equal to 85% of the lower of the market price on the first or the last day of each offering period. Proceeds received from the issuance of shares are credited to stockholders' equity in the fiscal year the shares are issued. The Company issued 446,699, 320,082 and 624,845 shares of StorageTek common stock under the Purchase Plan in 1993, 1992 and 1991, respectively.

STOCK OPTION AND RESTRICTED STOCK PLANS

As of December 31, 1993, the Company had an aggregate of 3,337,698 common shares reserved for issuance under its employee equity plans (Employee Plans). These plans provide for the issuance of common shares pursuant to stock option exercises, restricted stock awards and other equity awards. There were 502,732 shares available for grant under the Employee Plans as of December 31, 1993.

Employee stock options are granted under the Employee Plans at the fair market value of the common stock on the date of grant and generally vest over three years. Options granted under the Employee Plans must be exercised no later than 10 years from the date of grant.

The Company awarded a total of 139,144 and 95,338 shares of common stock under its Employee Plans in 1992 and 1991, respectively, pursuant to restricted stock agreements, at a price per share equal to par value. The restricted stock generally vests upon the participants' retirement; however, the vesting period can be accelerated if, in the Board of Directors' view, the Company achieves certain pre-established financial goals. The restricted stock may not be transferred in any manner until such time as it is vested. If a participant ceases employment prior to the time of vesting, the stock must be resold to the Company at par value. Unearned compensation, which is determined as the difference between par value and market value on the date of the award, is charged to stockholders' equity and amortized to expense over the anticipated vesting period of the stock.

The Company also has a Nonemployee Director Stock Option Plan (Director Plan) under which the Company grants stock options to nonemployee directors for the purchase of an aggregate maximum of 350,000 shares of common stock. All Director Plan stock options are granted at the fair market value of the common stock on the date of grant. There were 100,000 shares available for grant under the Director Plan as of December 31, 1993.

The following summarizes information with respect to options granted under the Company's Employee and Director Plans:

                                   Number of Shares   Option Price Per Share
                                  ------------------------------------------

Outstanding, December 27, 1991        2,351,990          $ 0.93  -  $49.00
Granted                                 314,370           17.28  -   75.50
Exercised                              (450,929)           0.93  -   36.76
Cancelled or expired                    (64,210)           0.93  -   49.00
                                      ---------           ----------------

Outstanding, December 25, 1992        2,151,221            0.93  -   75.50
Granted                               1,065,775           17.28  -   37.63
Exercised                               (72,552)           0.93  -   35.51
Cancelled or expired                    (79,478)           0.93  -   64.25
                                      ---------           ----------------

Outstanding, December 31, 1993        3,064,966          $ 3.43  -  $75.50
                                      =========           ================

Exercisable, December 31, 1993        1,652,554          $ 3.43  -  $75.50
                                      =========           ================

WARRANTS AND DEFERRED PURCHASE RIGHTS

Warrants to purchase 5,013 and 64,294 shares of StorageTek common stock were exercised in 1993 and 1991, respectively, at prices of $9.97 and $19.29 per share. In connection with the Amperif merger, the Company assumed Amperif's obligations with respect to warrants for the purchase of 59,778 shares of common stock at a price of $16.73 per share which expire in 1995, and warrants for the purchase of 324,000 shares of common stock at a price of $30.86 per share which expire in 1996. All of these warrants were outstanding as of December 31, 1993.

In connection with the Edata acquisition in 1992, the Company granted deferred purchase rights for 101,000 shares of common stock with a purchase price per share equal to par value. The deferred purchase rights vest upon the attainment of certain financial goals or upon the passage of time. As of December 31, 1993, deferred purchase rights for 66,663 shares of the Company's common stock remained outstanding.

EMPLOYEE PROFIT SHARING AND THRIFT PLAN

Under StorageTek's Profit Sharing and Thrift Plan, StorageTek contributions are contingent upon realization of profits by the Company which, at the sole discretion of the Board of Directors, are adequate to justify a corporate contribution. No contributions from StorageTek were authorized for 1993 and 1992. StorageTek authorized contributions of $7,000,000 for 1991.

NOTE 11 - STOCKHOLDER RIGHTS PLAN

In 1990, the Board of Directors adopted a new Stockholder Rights Plan (Rights
Plan). The Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent an acquiring entity from gaining control of the Company without offering a fair price to all of the Company's shareholders.

Each right would entitle the holder of the Company's common stock to purchase one one-hundredth of a share of Series B Junior Participating Preferred Stock at an exercise price of $150, subject to adjustment to prevent dilution. The rights are evidenced by the common stock certificates and will not separate from the common stock until the earlier of (i) 20 days following the date on which any person or entity acquires beneficial ownership of 15% or more of the common stock (an Acquiring Person) and the right of redemption has not been reinstated; or (ii) 10 days after a public announcement of a tender or exchange offer by any person or entity if upon consummation such person would be an Acquiring Person. Further, upon the occurrence of certain events described below, the rights generally entitle each right holder (except the Acquiring Person) to purchase that number of shares of the Company's common stock which equals the $150 exercise price of the right divided by one-half of the current market price of the common stock. Those events generally include
(i) 20 days after any person or entity becomes an Acquiring Person; and (ii) if any person or entity becomes an Acquiring Person and thereafter, (a) the Company is merged with or into an Acquiring Person and the Company's common stock is changed, converted or exchanged; or (b) 50% or more of the Company's assets or earning power is sold; or (c) an Acquiring Person engages in one or more "self-dealing" transactions as described in the Rights Agreement.

The Company is generally entitled to redeem the rights for $.01 per right at any time prior to the earlier of the date on which any person or entity becomes an Acquiring Person or August 31, 2000. The rights will expire on August 31, 2000, unless redeemed or exchanged earlier by the Company pursuant to the Rights Plan.

NOTE 12 - LITIGATION

In the second quarter of 1992, seven purported class actions were filed in the U.S. District Court for the District of Colorado against the Company and certain of its officers and directors. These actions were subsequently consolidated into a single action, and a consolidated amended complaint was filed on July 7, 1992, seeking an unspecified amount of damages. The complaint alleged that the defendants failed to properly disclose the status of development of a new product and the Company's business prospects. The complaint further alleged that the individual defendants sold shares of the Company's common stock based on material inside information, in violation of federal securities and common law. Following the court's ruling on the defendants' motion to dismiss, a ruling which dismissed several of the fraud and insider trading claims against a number of the individual defendants, the class plaintiffs filed a second, and then a third, amended complaint which renewed many of the dismissed fraud and insider trading claims and sought to extend the class period to November 9, 1992. In response to the defendants' second motion to dismiss, the court refused to extend the class period, but did not dismiss any of the claims as pleaded in the third amended complaint. The court has certified a class consisting (with certain exceptions) of those who purchased StorageTek's common stock and related securities from December 23, 1991, to August 8, 1992. Depositions of Company employees and other potential witnesses commenced in August 1993 and are expected to continue into 1994. In addition to the class action, a shareholder derivative action was filed in the second quarter of 1992 based on substantially similar factual allegations and the derivative action has been consolidated with the class action. The Company believes the suits are without merit and intends to vigorously defend against them. There can be no guarantee; however, that the cases will result in decisions favorable to the Company. In the event of an adverse decision, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable. In the derivative action, any recovery would be the property of the Company.

In June 1993, the Company received a subpoena from the Denver Regional Office of the Securities and Exchange Commission (the Commission) to produce certain documents in connection with the Commission's order for an investigation of possible violations of federal disclosure, reporting and insider trading requirements. The requests by the Commission relate principally to announcements and related disclosures concerning the status of development of a new product in 1992.

In April 1992, Unisys Corporation (Unisys) filed a suit against Amperif and in September 1993, Unisys filed additional suits against both Amperif and the Company. All of the suits relate to patents (seven patents in all) which Unisys alleges are violated by certain Amperif and StorageTek disk products. Unisys has not specified the extent of damages it claims, but has asked the court to enjoin further infringement. On October 18, 1993, StorageTek and Amperif filed an action for declaratory relief against Unisys with respect to some of the same patents, seeking the court's declaration that the patents are not infringed and are invalid. The cases are pending in U.S. District Courts for the Districts of Pennsylvania and Colorado. On October 19, 1993, Amperif became a wholly owned subsidiary of StorageTek (see Note 2). In November 1993, Amperif and the Company moved to consolidate and transfer the Pennsylvania cases to California. On December 29, 1993, the Pennsylvania court held a hearing on the consolidation and transfer, but has not issued a decision. The Company believes that neither the Company's nor Amperif's products infringe the Unisys patents. Further, the Company believes that there are questions as to the validity of many of the Unisys patents, and that the conduct of Unisys in its dealings with Amperif may make the patents unenforceable. There can be no guarantee; however, that the cases will result in decisions favorable to the Company. In the event of an adverse decision, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable.

On January 24, 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleges that the Company breached a 1990 settlement agreement which had resolved earlier litigation between the parties. The suit seeks injunctive relief and damages in the amount of $2,400,000,000. The Company believes that the claims in the suit are bound by the 1990 settlement between the Company and Stuff, the claims are without merit, and the Company intends to vigorously defend against them. The Company has not yet answered the complaint and no other proceedings have taken place.

In addition, the Company is involved in various other less significant legal proceedings. The outcomes of these legal proceedings are not expected to have a material adverse effect on the financial condition or operations of the Company based on the Company's current understanding of the relevant facts and law.

NOTE 13 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

A significant portion of the Company's revenue is generated by its international operations. As a result, the Company's operations and financial results can be materially affected by changes in foreign currency exchange rates. In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a hedging program which utilizes foreign currency options and forward exchange contracts.

The Company utilizes foreign currency options, generally with maturities of less than one year, to hedge its exposure to exchange-rate fluctuations in connection with anticipated sales revenue from its international operations. Realized and unrealized gains and losses on the options are deferred and subsequently recognized as an adjustment to the associated sales revenue on the Consolidated Statement of Operations. The Company held foreign currency options with a face value of approximately $117,100,000 as of December 31, 1993, and $100,600,000 as of December 25, 1992. Unrealized gains, net of hedging costs, of approximately $1,400,000 as of December 31, 1993, and $5,400,000 as of December 25, 1992, existed in connection with option contracts.

The Company also utilizes forward exchange contracts, generally with maturities of less than two months, to hedge its exposure to exchange-rate fluctuations in connection with monetary assets and liabilities held in foreign currencies. The carrying amounts of these forward foreign exchange contracts equal their fair value as the contracts are adjusted at each balance sheet date for changes in exchange rates. Realized and unrealized gains and losses on the forward contracts are recognized currently within marketing, general, administrative and other income and expense, net, on the Consolidated Statement of Operations as adjustments to the foreign exchange gains and losses on the translation of net monetary assets. The Company held forward foreign exchange contracts with a face value of approximately $94,200,000 as of December 31, 1993, and $110,200,000 as of December 25, 1992.

The forward exchange contracts and foreign currency options do not subject the Company to risk due to exchange rate movements as gains and losses on the contracts offset gains and losses on the transactions being hedged. Further, the Company does not believe there is significant credit risk associated with these contracts as the counterparties to these contracts consist of major international financial institutions, and the Company limits the amount of the contracts it enters into with any one party.

In December 1992, the Company received proceeds of $50,022,000 as a result of an agreement with a financial institution to sell, on a limited recourse basis, lease receivables. A gain of $1,678,000 was recognized in 1992 related to the sale of these receivables. As a result of the agreement, net investment in sales-type leases, as shown on the Consolidated Balance Sheet, is reported net of lease receivables remaining to be collected of $30,917,000 as of December 31, 1993, and $48,442,000 as of December 25, 1992. The Company remains contingently liable for up to $10,369,000 of the outstanding balance pursuant to the recourse provisions as of December 31, 1993. Based upon the Company's experience, no material credit risk exists under the recourse provisions of the agreement.

Other financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments and trade receivables. The Company has a cash investment policy which generally restricts investments to ensure preservation of principal and maintenance of liquidity. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographies. As of December 31, 1993, the Company had no significant concentrations of credit risk.

NOTE 14 - RESTRUCTURING AND OTHER CHARGES

In 1993, the Company recognized restructuring and other charges totaling $74,772,000. Restructuring charges, which totaled $69,250,000, principally relate to the reorganization of the Company's midrange business. The restructuring charges included the writedown of residual interests associated with net investments in sales-type leases of approximately $19,400,000; inventory writedowns of approximately $13,500,000; the writedown of goodwill associated with midrange products which are being de-emphasized or discontinued of approximately $12,800,000; and estimated severance costs of approximately $8,500,000. Merger and consolidation expenses of $5,522,000 in 1993 and $5,104,000 in 1991 were also recognized in connection with the mergers with Amperif and Datacomp, respectively.

NOTE 15 - OPERATIONS OF BUSINESS SEGMENTS AND IN GEOGRAPHIC AREAS

BUSINESS SEGMENTS

StorageTek operates in one principal business segment - the design, manufacturing, marketing, and servicing of information storage and retrieval subsystems for high-performance and midrange computer systems, as well as computer networks.

GEOGRAPHIC AREAS

StorageTek operates principally in the United States, Europe, Canada, Australia and Japan. Operations in Canada, Australia and Japan individually account for less than 10% of the consolidated revenue and identifiable assets, and have been combined and shown in the table below as "Other." U.S. operating profit includes profit recognized in the United States on transfers to other geographic areas. Information regarding each geographic area on an unconsolidated basis for each of the last three years is shown below (in thousands of dollars):

                                                                                        Consolidated
1993                          United States      Europe      Other     Eliminations        Total
- ----------------------------------------------------------------------------------------------------
Revenue from unaffiliated
  customers                    $  938,613(1)   $357,208     $108,931                     $1,404,752
Transfers between areas           192,355           623                  $(192,978)
                                ---------       -------      -------      --------        ---------
  Total revenue                $1,130,968      $357,831     $108,931     $(192,978)      $1,404,752
                                =========       =======      =======      ========        =========
Operating profit (loss)        $  (64,290)     $(39,363)    $  3,869     $  (3,076)      $ (102,860)
                                =========       =======      =======      ========
Interest income (expense), net                                                               11,246
General corporate expenses                                                                  (21,182)(2)
                                                                                          ---------
  Loss before income taxes                                                               $ (112,796)
                                                                                          =========
Identifiable assets            $1,557,720      $363,291     $ 71,875     $(408,746)      $1,584,140
                                =========       =======      =======      ========
General corporate assets                                                                    208,869
                                                                                          ---------
  Total assets                                                                           $1,793,009
                                                                                          =========

                                                                                        Consolidated
1992                          United States    Europe         Other     Eliminations        Total
- ----------------------------------------------------------------------------------------------------
Revenue from unaffiliated
  customers                     $  977,574(1)  $457,511     $115,860                     $1,550,945
Transfers between areas            211,506          167                  $(211,673)
                                 ---------      -------      -------      --------        ---------
  Total revenue                 $1,189,080     $457,678     $115,860     $(211,673)      $1,550,945
                                 =========      =======      =======      ========        =========
Operating profit                $    6,439     $    327     $ 10,970     $   9,197       $   26,933
                                 =========      =======      =======      ========
Interest income (expense), net                                                               18,465
General corporate expenses                                                                  (18,364)
                                                                                          ---------
  Income before income taxes                                                             $   27,034
                                                                                          =========
Identifiable assets             $1,608,044     $431,427     $ 61,876     $(441,239)      $1,660,108
                                 =========      =======      =======      ========
General corporate assets                                                                     78,935
                                                                                          ---------
  Total assets                                                                           $1,739,043
                                                                                          =========

                                                                                        Consolidated
1991                            United States    Europe      Other     Eliminations        Total
- ----------------------------------------------------------------------------------------------------
Revenue from unaffiliated
  customers                     $1,071,601(1)  $415,839     $132,080                     $1,619,520
Transfers between areas            282,738                               $(282,738)
                                 ---------      -------      -------      --------        ---------
  Total revenue                 $1,354,339     $415,839     $132,080     $(282,738)      $1,619,520
                                 =========      =======      =======      ========        =========
Operating profit                $   84,285     $ 36,776     $  7,915     $ (21,262)      $  107,714
                                 =========      =======      =======      ========
Interest income (expense), net                                                               16,395
General corporate expenses                                                                  (21,897)(2)
                                                                                          ---------
  Income before income taxes                                                             $  102,212
                                                                                          =========
Identifiable assets             $1,563,239     $331,524    $  73,310     $(356,204)      $1,611,869
                                 =========      =======      =======      ========
General corporate assets                                                                    123,782
                                                                                          ---------
  Total assets                                                                           $1,735,651
                                                                                          =========

  (1) U.S. revenue from unaffiliated customers includes international export sales to customers (principally in Europe) of $52,797,000 in 1993; $63,458,000 in 1992; and $82,363,000 in 1991.
  (2) General corporate expenses include merger and consolidation expenses of $5,522,000 in 1993 and $5,104,000 in 1991.

Sales between geographic areas are generally priced to reflect market value and to provide an appropriate gross margin to the affiliate. Operating profit, for the purpose of this footnote, consists of total revenue less operating expenses, and excludes interest income, interest expense and general corporate expenses for all years presented, and the cumulative effect of the accounting change in 1993. Identifiable assets are those assets that are associated with the operations in each geographic area. General corporate assets are primarily cash and short-term investments not used in the operations of the individual geographic regions.

NOTE 16 - QUARTERLY INFORMATION (UNAUDITED)

The following quarterly results of operations for the years ended December 31, 1993, and December 25, 1992, have been restated to account for the merger with Amperif (see Note 2) as a pooling of interests (in thousands of dollars, except per share amounts):

                                           Quarter Ended 1993
                            ------------------------------------------------
                             March 26    June 25   September 24  December 31
                            ------------------------------------------------

Revenue                      $338,992   $358,503     $ 307,058     $400,199
Cost of revenue               224,505    249,935       228,407      263,066
                              -------    -------      --------      -------
  Gross profit                114,487    108,568        78,651      137,133
Operating expenses            109,837    115,670       132,582      130,020
Restructuring and other
 charges                                     363        69,537        4,872
                              -------    -------      --------      -------
  Operating profit (loss)       4,650     (7,465)     (123,468)       2,241
Interest (income) expense,
 net                           (2,367)    (2,784)       (2,491)      (3,604)
                              -------    -------      --------      -------
  Income (loss) before
   income taxes and
   accounting change            7,017     (4,681)     (120,977)       5,845
Provision for income
 taxes                          3,000        600         1,900         (500)
                              -------    -------      --------      -------
  Income (loss) before
   accounting change            4,017     (5,281)     (122,877)       6,345
Cumulative effect of
 accounting change             40,000
                              -------    -------      --------      -------
  Net income (loss)          $ 44,017   $ (5,281)    $(122,877)    $  6,345
                              =======    =======      ========      =======

Earnings (loss) per
 common share:
Primary:
  Income (loss) before
   accounting change         $   0.08   $  (0.19)    $   (2.94)    $   0.08
  Cumulative effect of
   accounting change             0.92
                              -------    -------      --------      -------
                             $   1.00   $  (0.19)    $   (2.94)    $   0.08
                              =======    =======      ========      =======
Fully diluted:
  Income before accounting
   change                    $   0.13
  Cumulative effect of
   accounting change             0.81
                              -------
                             $   0.94       N/A          N/A          N/A
                              =======    =======      ========     =======


                                           Quarter Ended 1992
                            ------------------------------------------------
                              March 27    June 26  September 25  December 25
                            ------------------------------------------------

Revenue                       $339,369    $395,826    $394,479     $421,271
Cost of revenue                225,241     278,815     270,755      299,388
                               -------     -------    --------      -------
  Gross profit                 114,128     117,011     123,724      121,883
Operating expenses             108,151     113,520     122,237      124,269
                               -------     -------    --------      -------
  Operating profit (loss)        5,977       3,491       1,487       (2,386)
Interest (income) expense,
 net                            (5,877)     (5,016)     (4,474)      (3,098)
                               -------     -------    --------      -------
  Income before income taxes    11,854       8,507       5,961          712
Provision for income taxes       2,000       3,600       1,400       10,700(a)
                               -------     -------    --------      -------
  Net income (loss)           $  9,854    $  4,907    $  4,561     $ (9,988)
                               =======     =======    ========      =======

Earnings (loss) per
 common share:
  Net income (loss)           $   0.23    $   0.11    $   0.11     $  (0.24)
                               =======     =======    ========      =======


 (a) Provision for income taxes for the quarter ended December 25, 1992, includes a charge of $9,200,000 related to taxable income earned in the first nine months of 1992. This adjustment in the fourth quarter of 1992 was necessitated by differences between the Company's forecasted and actual effective tax rate for 1992.

                         REPORT OF INDEPENDENT ACCOUNTANTS
                         ---------------------------------
                        FOR STORAGE TECHNOLOGY CORPORATION
                        ----------------------------------


To the Stockholders and
Board of Directors of
Storage Technology Corporation

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 14.(a) 1. and 2. on page 27 present fairly, in all material respects, the financial position of Storage Technology Corporation and its subsidiaries at December 31, 1993 and December 25, 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated statements of operations, of cash flows and of changes in stockholders' equity of XL/Datacomp, Inc. for the year ended December 31, 1991. These statements reflect total revenue of $333,808,000 for the year ended December 31, 1991. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for XL/Datacomp, Inc., is based solely on the report of the other auditors.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for the opinion expressed above.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes to adopt Statement of Financial Accounting Standards No. 109 in 1993. We concur with this change in accounting.



PRICE WATERHOUSE

Denver, Colorado
February 17, 1994

                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------
                            FOR XL/DATACOMP, INC.
                            ---------------------


To the Board of Directors
  of Storage Technology Corporation

We have audited the consolidated statements of operations and cash flows of XL/Datacomp, Inc. and subsidiaries for the year ended December 31, 1991, and the consolidated statement of stockholder's equity for the fifteen month period ended December 31, 1991 (not presented separately herein). In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules (not presented separately herein). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of XL/Datacomp, Inc. and subsidiaries for the periods specified above, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 4 to the Company's consolidated financial statements, the Company changed its method of accounting for income taxes in the year ended December 31, 1991.




Chicago, Illinois                       KPMG PEAT MARWICK
January 31, 1992

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
               -----------------------------------------------
                                SCHEDULE VIII
                                -------------
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                ----------------------------------------------
                          (In Thousands of Dollars)


                                     Additions -
                                      Charged to
                           Balance      Cost of    Deductions -      Balance
                          Beginning     Service     Spare Parts        End
                           of Year    and Rental    Written Off      of Year
                         ---------------------------------------------------
Amortization of spare
 parts for customer
 services:

   For the year ended:

     December 31, 1993    $48,268       $20,208       $13,159       $55,317
                           ======        ======        ======        ======
     December 25, 1992    $41,896       $20,746       $14,374       $48,268
                           ======        ======        ======        ======
     December 27, 1991    $49,189       $14,216       $21,509       $41,896
                           ======        ======        ======        ======


                                                     Deductions -
                                                      Accounts
                                      Additions -    Receivable
                          Balance     Charged to     Written Off    Balance
                         Beginning     Cost and         Net of        End
                          of Year      Expenses       Recoveries    of Year
                         ---------------------------------------------------
Allowance for doubtful
 accounts on accounts
 receivable:

   For the year ended:

     December 31, 1993    $11,949       $ 7,228       $ 6,725       $12,452
                           ======        ======        ======        ======
     December 25, 1992    $10,733       $10,987       $ 9,771       $11,949
                           ======        ======        ======        ======
     December 27, 1991    $ 8,259       $ 4,494       $ 2,020       $10,733
                           ======        ======        ======        ======

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
               -----------------------------------------------
                                 SCHEDULE IX
                                 -----------
                            SHORT-TERM BORROWINGS
                            ---------------------
                          (In Thousands of Dollars)


                                Weighted               Weighted     Weighted
                                Average    Maximum     Average      Average
                                Interest    Amount      Amount      Interest
                      Balance   Rate at  Outstanding  Outstanding     Rate
                      End of    End of    During the  During the   During the
Category               Year      Year        Year        Year       Year  (a)
- -----------------------------------------------------------------------------

December 31, 1993:

 Amounts payable to
  banks under
  credit agreements    $     0     N/A     $ 4,500    $ 1,794(b)      8.5%
 Amounts payable to
  financial services
  company under a
  working capital
  financing
  arrangement          $     0     N/A     $ 5,248    $ 1,921(c)     12.3%

December 25, 1992:

 Amounts payable to
  banks under credit
  agreements           $ 2,300     8.8%    $49,824    $10,560(b)      7.5%
 Amounts payable to
  financial services
  company under a
  working capital
  financing
  arrangement          $ 5,220    11.5%    $ 5,325    $ 1,627(c)     15.9%

 December 27, 1991:

 Amounts payable to
  banks under credit
  agreements           $28,814     7.3%    $93,637    $34,196(b)      9.7%


(a) The weighted average interest rate during the period was calculated by dividing actual interest expense for the year by the weighted average amount outstanding during the period.

(b) The weighted average amount outstanding during the period was calculated based on the total of the daily balance outstanding divided by the number of days in the year.

(c) The weighted average amount outstanding during the period was calculated based on the total of the month-end balances divided by 12.

                                   FORM 10-K
                  For The Fiscal Year Ended December 31, 1993


                                 EXHIBIT INDEX
                                 -------------



The exhibits listed below are filed as part of this Annual Report on Form 10-K:


Exhibit Number
- --------------

      10.17 First Amendment to the Multicurrency Credit Agreement dated as of August 6, 1993.

      10.18 Second Amendment to the Multicurrency Credit Agreement dated as of September 24, 1993.

      10.19       Agreement between the Company and Harris Ravine dated
                  October 8, 1993.

      11.0        Computation of Earnings (Loss) per Common Share.

      21.0        Subsidiaries of Registrant.

      23.1        Consent of Price Waterhouse.

      23.2        Consent of KPMG Peat Marwick.