Form 10-Q
period 1994-04-01
STORAGE TECHNOLOGY CORP
filed 1994-05-13
CIK 94673

Form 10-Q
 ============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended April 1, 1994

                                      OR

       [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______________ to ______________


                        Commission File Number 1-7534

                         ---------------------------

                        STORAGE TECHNOLOGY CORPORATION
            (Exact name of registrant as specified in its charter)

             Delaware                          84-0593263
 (State or other jurisdiction of            (I.R.S. Employer
  incorporation or organization)         Identification Number)


     2270 South 88th Street,                   80028-4309
       Louisville, Colorado                    (Zip Code)
 (Address of principal executive
             offices)

     Registrant's Telephone Number, including area code:  (303) 673-5151

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ YES / / NO

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock ($.10 Par Value) - 43,529,842 shares outstanding at May 5, 1994.

PAGE

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                              INDEX TO FORM 10-Q
                                April 1, 1994

                                                                     PAGE
                                                                     ----
PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheet                                        3

     Consolidated Statement of Operations                              4

     Consolidated Statement of Cash Flows                              5

     Supplementary Notes to Consolidated Financial Statements          6

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                             9

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                       19

     Item 6 - Exhibits and Reports on Form 8-K                        19

PAGE

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          (In Thousands of Dollars)

                                                  04/01/94
                                                 (Unaudited)       12/31/93
                                                ------------      ---------
ASSETS
Cash, including cash equivalents                  $  242,171     $  255,062
Short-term investments                                               16,042
Accounts receivable, net                             196,283        218,701
Notes and installment receivables                      6,290          9,973
Net investment in sales-type leases                  166,662        171,165
Inventories (Note 2)                                 228,759        203,257
                                                   ---------      ---------
  Total current assets                               840,165        874,200
Notes and installment receivables                     12,300         13,968
Net investment in sales-type leases                  240,393        252,678
Computer equipment, at cost (net)                     92,240         97,324
Spare parts for field service, at cost (net)          47,518         50,150
Property, plant and equipment, at cost (net)         314,684        306,034
Deferred income tax assets, net                       54,868         52,260
Other assets                                         137,655        146,395
                                                   ---------      ---------
                                                  $1,739,823     $1,793,009
                                                   =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Nonrecourse borrowings secured by lease
  commitments                                     $   62,505     $   74,191
Current portion of other long-term debt               29,455         32,581
Accounts payable and accrued liabilities             292,464        284,764
Income taxes payable                                   9,646         14,167
                                                   ---------      ---------
  Total current liabilities                          394,070        405,703
8% Convertible subordinated debentures               145,645        145,645
Nonrecourse borrowings secured by lease
  commitments                                         78,614         96,975
Other long-term debt                                 113,297        119,098
Deferred income tax liabilities                        8,413          8,285
                                                   ---------      ---------
  Total liabilities                                  740,039        775,706
                                                   ---------      ---------

Contingencies (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 40,000,000
 shares authorized; 3,450,000 shares of
 $3.50 Convertible Exchangeable Preferred
 Stock issued at April 1, 1994, and
 December 31, 1993, $172,500,000 aggregate
 liquidation preference                                   35             35
Common stock, $.10 par value, 150,000,000
 shares authorized; 43,342,405 shares issued
 at April 1, 1994, and 43,097,788
 shares issued at December 31, 1993                    4,334          4,310
Capital in excess of par value                     1,426,120      1,421,860
Accumulated deficit                                 (424,230)      (401,623)
Treasury stock of 35,309 shares at
 April 1, 1994, and 34,349 shares at
 December 31, 1993                                      (767)          (735)
Unearned compensation                                 (5,708)        (6,544)
                                                   ---------      ---------
   Total stockholders' equity                        999,784      1,017,303
                                                   ---------      ---------
                                                  $1,739,823     $1,793,009
                                                   =========      =========

  The accompanying notes are an integral part of the consolidated financial statements.

PAGE

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)
             (In Thousands of Dollars, Except Per Share Amounts)

                                                          Quarter Ended
                                                      ---------------------
                                                      04/01/94     03/26/93
                                                      ---------   ---------

Sales                                                 $209,413     $214,617
Service and rental revenue                             126,210      124,375
                                                       -------      -------
    Total revenue                                      335,623      338,992

Cost of sales                                          155,455      143,634
Cost of service and rental revenue                      78,860       80,871
                                                       -------      -------
    Total cost of revenue                              234,315      224,505

    Gross profit                                       101,308      114,487
Research and product development costs                  39,165       34,559
Marketing, general, administrative and other
  income and expense, net                               85,667       75,278
                                                       -------      -------

    Operating profit (loss)                            (23,524)       4,650
Interest expense                                         9,232       11,649
Interest income                                        (11,568)     (14,016)
                                                       -------      -------

    Income (loss) before income taxes and
      cumulative effect of accounting change           (21,188)       7,017
Provision (benefit) for income taxes                    (1,600)       3,000
                                                       -------      -------

    Income (loss) before cumulative effect of
      accounting change                                (19,588)       4,017
Cumulative effect on prior years of change in
  method of accounting for income taxes                              40,000
                                                       -------      -------

    Net income (loss)                                  (19,588)      44,017

Preferred dividend requirement                           3,019          749
                                                       -------      -------

    Income (loss) applicable to common shares         $(22,607)    $ 43,268
                                                       =======      =======

EARNINGS (LOSS) PER COMMON SHARE
Primary:
    Income (loss) before cumulative effect of
      accounting change                               $  (0.52)    $   0.08
    Cumulative effect on prior years of change
      in method of accounting for income taxes                         0.92
                                                       -------      -------
                                                      $  (0.52)    $   1.00
                                                       =======      =======
Fully Diluted:
    Income before cumulative effect of accounting
      change                                                       $   0.13
    Cumulative effect on prior years of change in
      method of accounting for income taxes                            0.81
                                                                    -------
                                                         N/A       $   0.94
                                                       =======      =======

  The accompanying notes are an integral part of the consolidated financial statements.

PAGE

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                          (In Thousands of Dollars)
                                                          Quarter Ended
                                                   ------------------------
                                                     04/01/94      03/26/93
                                                   ----------    ----------
OPERATING ACTIVITIES
Cash received from customers                        $ 383,684     $ 418,180
Cash paid to suppliers and employees                 (352,389)     (346,167)
Interest received                                      11,568        14,016
Interest paid                                          (7,425)      (12,217)
Income taxes paid                                      (5,719)       (8,697)
                                                     --------      --------
  Net cash from operating activities                   29,719        65,115
                                                     --------      --------
INVESTING ACTIVITIES
Short-term investments, net                            16,042       (49,849)
Purchase of property, plant and equipment             (27,417)      (15,665)
Other assets, net                                       4,191        (5,130)
                                                     --------      --------
  Net cash used in investing activities                (7,184)      (70,644)
                                                     --------      --------
FINANCING ACTIVITIES
Proceeds from nonrecourse borrowings                   13,979        46,933
Repayments of nonrecourse borrowings                  (44,147)      (41,784)
Proceeds from other debt                                              5,041
Repayments of other debt                              (10,253)      (10,270)
Proceeds from employee stock plans and warrants         3,658           308
Proceeds from preferred stock offering, net                         166,479
Preferred stock dividends paid                         (3,019)
                                                     --------      --------
  Net cash (used in) from financing activities        (39,782)      166,707
                                                     --------      --------
  Effect of exchange rate changes on cash               4,356        (2,560)
                                                     --------      --------
Increase (decrease) in cash and cash equivalents      (12,891)      158,618
  Cash and cash equivalents - beginning of
    the period                                        255,062       117,954
                                                     --------      --------
Cash and cash equivalents - end of the period       $ 242,171     $ 276,572
                                                     ========      ========
RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH FROM OPERATING ACTIVITIES
Net income (loss)                                   $ (19,588)    $  44,017
Cumulative effect of accounting change                              (40,000)
Depreciation and amortization expense                  42,185        38,633
Deferred income taxes                                  (2,563)       (2,756)
Translation (gain) loss                                (2,589)        2,550
Other non-cash adjustments to income                   28,554          (488)
Decrease in accounts receivable                        24,304        44,514
Decrease in notes receivable and sales-type
  leases                                               23,757        40,445
Increase in inventories                               (31,199)       (8,781)
Increase in computer equipment, net                    (8,865)      (44,810)
Increase in spare parts, net                           (6,146)       (6,268)
Increase in accounts payable                           10,709           855
Increase (decrease) in accrued liabilities            (24,084)          145
Decrease in income taxes payable                       (4,756)       (2,941)
                                                     --------      --------
  Net cash from operating activities                $  29,719     $  65,115
                                                     ========      ========


  The accompanying notes are an integral part of the consolidated financial statements.

PAGE

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                            SUPPLEMENTARY NOTES TO
                      CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1 - BASIS OF PREPARATION
- - -----------------------------

The accompanying consolidated financial statements of Storage Technology Corporation and subsidiaries (StorageTek or the Company) have been prepared in accordance with the Securities and Exchange Commission requirements for Form 10-Q. In the opinion of management, these statements reflect all adjustments necessary for the fair presentation of results for the periods presented. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

NOTE 2 - INVENTORIES
- - --------------------

Inventories consist of the following (in thousands of dollars):

                                    04/01/94        12/31/93
                                   -------------------------
     Raw Materials                  $ 41,649        $ 38,991
     Work-In-Process                  93,701          66,668
     Finished Goods                   93,409          97,598
                                     -------         -------
                                    $228,759        $203,257
                                     =======         =======

NOTE 3 - LITIGATION
- - -------------------

In the second quarter of 1992, seven purported class actions were filed in the U.S. District Court for the District of Colorado against the Company and certain of its officers and directors. These actions were subsequently consolidated into a single action, and a consolidated amended complaint was filed on July 7, 1992, seeking an unspecified amount of damages. The complaint alleged that the defendants failed to properly disclose the status of development of a new product and the Company's business prospects. The complaint further alleged that the individual defendants sold shares of the Company's common stock based on material inside information, in violation of federal securities and common law. Following the court's ruling on the defendants' motion to dismiss, a ruling which dismissed several of the fraud and insider trading claims against a number of the individual defendants, the class plaintiffs filed a second, and then a third, amended complaint which renewed many of the dismissed fraud and insider trading claims and sought to extend the class period to November 9, 1992. In response to the defendants' second motion to dismiss, the court refused to extend the class period, but did not dismiss any of the claims as pleaded in the third amended complaint. The court has certified a class consisting (with certain exceptions) of those who purchased StorageTek's common stock and related securities from December 23,

PAGE

1991, to August 8, 1992. Depositions of Company employees and other potential witnesses commenced in August 1993 and are expected to continue through mid-1994. In addition to the class action, a shareholder derivative action was filed in the second quarter of 1992 based on substantially similar factual allegations and the derivative action has been consolidated with the class action. The Company believes the suits are without merit and intends to vigorously defend against them. There can be no guarantee; however, that the cases will result in decisions favorable to the Company. In the event of an adverse decision, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable. In the derivative action, any recovery would be the property of the Company.

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

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleges that the Company breached a 1990 settlement agreement which had resolved earlier litigation between the parties. The suit seeks injunctive relief and damages in the amount of $2,400,000,000. The Company believes that the claims in the suit are barred by the 1990 settlement between the Company and Stuff, the claims are without merit, and the Company intends to vigorously defend against them. The Company has filed a motion to dismiss the complaint, as well as an alternative motion to bifurcate certain of the claims. A hearing on these motions was held on May 10, 1994, but no ruling has been issued.

In April 1992, Unisys Corporation (Unisys) filed a suit against Amperif and in September 1993, Unisys filed additional suits against both Amperif and the Company. All of the suits related to patents which Unisys alleged were violated by certain Amperif and StorageTek disk products. In October 1993, Amperif became a wholly owned subsidiary of StorageTek. In March 1994, the parties settled all of the suits and entered into multi-year licenses. In connection with the settlement, the Company paid $7,000,000 to Unisys.

In addition, the Company is involved in various other less significant legal proceedings. The outcomes of these legal proceedings are not expected to have a material adverse effect on the financial condition or operations of the Company based on the Company's current understanding of the relevant facts and law.

PAGE

NOTE 4 - RECENT PRONOUNCEMENTS
- - ------------------------------

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits, which generally requires the accrual of the estimated cost of postemployment benefits provided over the related service periods of active employees. The Company completed its review of SFAS No. 112 in the first quarter of 1994 and concluded there is no effect of adopting this new accounting standard.

PAGE

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                April 1, 1994


General
- - -------

Storage Technology Corporation (StorageTek or the Company) reported a net loss for the first quarter ended April 1, 1994, of $19.6 million on revenue of $335.6 million, compared to net income for the first quarter ended March 26, 1993, of $43.3 million on revenue of $339.0 million. The Company's results for the first quarter of 1993 included a $40 million benefit from the cumulative effect of an accounting change.

The Company's revenue was largely unchanged in the first quarter of 1994, compared to the first quarter of 1993. Increased sales of the Company's newer tape and library products and improved operating performance of the Company's midrange business were offset by decreased sales of older tape and library products, a strengthening U.S. dollar, and a lack of new direct access storage device (DASD) product offerings. The loss reported in the first quarter of 1994 reflects the significant investments associated with the development, manufacturing, marketing and servicing of new products, charges associated with the settlement of litigation, and writedowns and reserves taken in certain de-emphasized areas of the Company's midrange business. The Company completed its review of Statement of Financial Accounting Standards (SFAS No
112), Employers' Accounting for Postemployment Benefits, in the first quarter of 1994 and concluded there is no effect of adopting this new accounting standard.

The Company's goal is to return to profitability for the remainder of 1994. While the library product family has generated substantially more revenue for the Company than its other product lines in the last several years, achieving profitability is dependent upon the timely completion and successful market introduction of a number of new DASD products. Accordingly, there can be no assurance that the Company will be profitable in 1994.

PAGE

The following table, stated as a percentage of total revenue, presents consolidated statement of operations information and revenue by product line which includes product sales, service and rental, and software revenue.

                                                          Quarter Ended
                                                      --------------------
                                                      04/01/94    03/26/93
                                                      --------------------
Revenue:
  Serial Access Subsystems                                61.9%     61.7%
  Random Access Subsystems                                 6.3      13.0
  Midrange Systems                                        25.9      19.6
  Other                                                    5.9       5.7
                                                         -----     -----
     Total revenue                                       100.0     100.0
Cost of revenue                                           69.8      66.2
                                                         -----     -----
     Gross profit                                         30.2      33.8
Research and product development costs                    11.7      10.2
Marketing, general, administrative and other
  income and expense, net                                 25.5      22.2
                                                         -----     -----
     Operating profit (loss)                              (7.0)      1.4
Interest (income) expense, net                            (0.7)     (0.7)
                                                         -----     -----
     Income (loss) before income taxes and
       cumulative effect of accounting change             (6.3)      2.1
Provision (benefit) for income taxes                      (0.5)      0.9
                                                         -----     -----
     Income (loss) before cumulative effect of
       accounting change                                  (5.8)      1.2
Cumulative effect on prior years of change in
  method of accounting for income taxes                             11.8
                                                         -----     -----
     Net income (loss)                                    (5.8)%    13.0%
                                                         =====     =====

Revenue
- - -------

Serial Access Subsystems

Revenue from serial access subsystem products was largely unchanged in the first quarter of 1994, compared to the first quarter of 1993. Increased sales of the Company's new, next-generation library and tape products were offset by reduced sales of the Company's older library and tape products and a strengthening U.S. dollar. The Company realized incremental sales revenue during the first quarter of 1994 from new products introduced in the second half of 1993: the PowderHorn 9310 (PowderHorn), the next generation of the 4400 Automated Cartridge System (ACS) library, and the Silverton 4490 (Silverton), the Company's new 36-track tape offering. Sales of PowderHorn and Silverton offset decreased sales of the Company's first generation 4400 ACS library, 4480 18-track cartridge subsystem, and the smaller capacity (Junior) 4400 ACS library.

PAGE

The Company anticipates its serial access product revenue will decrease in 1994 as a result of declining revenue from the Company's first generation library and tape products and the strength of the U.S. dollar. The decrease is expected to be partially offset by incremental revenue associated with PowderHorn, Silverton, and other new library and tape products. The library product family generates substantially more revenue than any other product line of the Company and continues to be a major element of the Company's plans for the foreseeable future.

Random Access Subsystems

Revenue from random access subsystem products decreased 52% in the first quarter of 1994, compared to the first quarter of 1993, with decreases experienced in all the Company's DASD product lines. Revenue from the Company's existing DASD products, which consists largely of service revenue from the Company's rotating DASD installed base and sales revenue from solid-state DASD and disk subsystems for the Unisys marketplace, is expected to continue to decline during the remainder of 1994. The Company has discontinued sales of rotating DASD and add-on memory products.

The Company continues to commit substantial resources to the development, product ramp-up and support of its new random access subsystem products in 1994. The Company began limited production of the Iceberg 9200 Disk Array Subsystem (Iceberg) in late 1993 and expects initial revenue contribution from Iceberg in the second quarter of 1994. The Nordique 9100 (Nordique), an IBM-compatible disk array product positioned below Iceberg, is expected to begin shipment in the second quarter of 1994; however, revenue contribution from Nordique is not expected until the second half of the year. Other new DASD products, based on technology developed by Amperif, are targeted for availability beginning in the second half of 1994.

While the Company anticipates significant revenue from new DASD products in the second half of 1994, delays in the timely completion and successful marketing of these DASD products would adversely affect the Company's financial performance.

Midrange Systems

Revenue from midrange system products increased 31% in the first quarter of 1994, compared to the first quarter of 1993, as the Company began to realize the benefits from the restructuring of its midrange business which occurred in the third quarter of 1993. The Company also experienced improved customer demand and a slowing of the recent price erosion for DASD in the midrange marketplace.

The Company anticipates the operating performance of its midrange product line will continue to improve in 1994; however, this improvement is dependent upon the timely completion and successful marketing of new DASD and tape products. Highlands, a high-performance and cost-competitive disk drive for the midrange marketplace, began revenue contribution during the first quarter of 1994. Northfield, a high-performance

PAGE
disk drive with RAID 5 data protection, is expected to begin generating revenue in the second quarter of 1994.

Other

Revenue from other products was largely unchanged in the first quarter of 1994, compared to the first quarter of 1993. Revenue from printer products is expected to decline as the Company continues to wind down its printer operations. The decrease in revenue from printer products for the remainder of 1994 is expected to be offset by incremental revenue from new software and network storage management products, including the NearNet 7900 network storage manager.

Gross Profit
- - ------------

Overall gross profit was 30% in the first quarter of 1994, compared to 34% in the first quarter of 1993, as decreased product sales margins were partially offset by improved service and rental margins.

Gross profit on product sales decreased to 26% in the first quarter of 1994, compared to 33% in the first quarter of 1993, largely due to investments associated with new DASD, tape and library products, and a charge of $4.5 million associated with a writedown of the Company's Alpine 9600 Storage Manager inventory.

Gross profit on service and rental revenue increased to 38% in the first quarter of 1994, compared to 35% in the first quarter of 1993, reflecting increased product reliability and economies created by an increased installed service base, coupled with operating expense controls.

The Company expects continued pressure on its product sales margins for the remainder of 1994 due to the heavy investment associated with new DASD, tape and library products and a strong U.S. dollar. The Company's service margins in 1994 are expected to be adversely affected by incremental costs associated with the installation of new products, coupled with longer warranty periods for new DASD products.

Research and Product Development
- - --------------------------------

Research and product development expenditures increased 13% in the first quarter of 1994, compared to the first quarter of 1993, due to the continuing investment in a significant number of new products. The Company continues to invest in the development of new DASD, tape, library, and software and network communication products that expand applications for its library and DASD products.

PAGE

Marketing, General, Administrative and Other
- - --------------------------------------------

Marketing, general, administrative and other income and expense (MG&A) increased 14% in the first quarter of 1994, compared to the first quarter of 1993. The increase in MG&A was primarily due to a charge associated with settlement of litigation, an increase in marketing expenses as the Company prepares to bring its new products to market, and reserves taken on a midrange product line investment. Gains and losses associated with foreign currency transactions and translation adjustments, net of associated hedging results, aggregated a net loss of $1.4 million in the first quarter of 1994, compared to a net loss of $3.2 million in the first quarter of 1993.

See "INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES" for further discussion of the foreign exchange risks associated with the Company's international operations and the related foreign currency hedging activities.

Interest Income and Expense
- - ---------------------------

Interest income decreased 17% in the first quarter of 1994, compared to the first quarter of 1993, due primarily to a reduction in net investment in sales-type lease balances and lower interest rates.

Interest expense decreased 21% in the first quarter of 1994, compared to the first quarter of 1993, due primarily to a reduction in the Company's nonrecourse borrowings and lower interest rates.

Income Taxes
- - ------------

A one-time benefit of $40 million was recognized in the first quarter of 1993 as a result of the required adoption of SFAS No. 109, Accounting for Income Taxes, on a prospective basis.

SFAS No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company's earnings history, the Company's near-term earnings expectations and possible reductions in the Company's net operating loss carryforwards as a result of proposed adjustments by the Internal Revenue Service to the Company's previously filed federal income tax returns. Based on the currently available information, management has determined that the Company will more likely than not realize $55 million of its deferred income tax assets as of April 1, 1994.

The Company's provision for income taxes relates primarily to taxable earnings associated with its international operations. The Company's effective tax rate can be

PAGE
subject to significant fluctuations due to dynamics associated with the mix of its U.S. and international taxable earnings.

Liquidity and Capital Resources
- - -------------------------------

Working Capital

The Company's cash balances decreased $12.9 million and short-term investments decreased $16.0 million from December 31, 1993, to April 1, 1994. Net cash from operating activities was $29.7 million for the first quarter of 1994 compared to $65.1 million in the first quarter of 1993. The decrease in cash and short-term investments during the first quarter of 1994 is due primarily to investments in property, plant and equipment, and a reduction in nonrecourse borrowings.

The current ratio decreased to 2.1 at April 1, 1994, from 2.2 at December 31, 1993. Accounts receivable decreased from $218.7 million at December 31, 1993, to $196.3 million at April 1, 1994, due primarily to lower comparable revenue. Inventories increased from $203.3 million at December 31, 1993, to $228.8 million at April 1, 1994, principally as a result of a build-up of inventories associated with new DASD products.

Available Financing Lines

The Company has a $150 million secured multicurrency credit agreement with a group of U.S. and international banks (the Revolver) which expires in March 1995. The interest rates available under the Revolver depend on the type of advance selected; however, the primary advance rate is the agent bank's prime lending rate (6.25% at April 1, 1994). The total amount available under the Revolver is limited to a percentage of the Company's eligible U.S. accounts receivable and lease assets (primarily net investments in sales-type leases not previously utilized for secured borrowings). To obtain funds under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. There were no advances under the Revolver during the first quarter of 1994. Based on the amount of eligible accounts receivable and lease assets assigned to the Revolver, the Company had approximately $56 million of available credit under the Revolver as of April 1, 1994.

As of April 1, 1994, the Company had approximately $49 million of lease assets available for financing. The Company can, subject to lender credit approval, borrow against a portion of these lease assets through its unused committed lease discounting lines. The Company believes it can increase its lease discounting lines, if needed, or fund its operating and capital requirements through other forms of lease asset financings. At the Company's option, a portion of these lease assets can also be utilized for borrowings under the Revolver.

PAGE

The Company believes it has adequate working capital and financing capabilities to meet its anticipated 1994 operating and capital requirements, including new product offerings.

Long-Term Debt-to-Equity

The Company's long-term debt-to-equity ratio decreased to 34% as of April 1, 1994, from 36% as of December 31, 1993, principally as a result of a reduction in nonrecourse borrowings. These debt-to-equity ratios include $78.6 million and $97.0 million, respectively, of long-term nonrecourse borrowings secured by customer lease commitments included within total assets (primarily net investment in sales-type leases). Excluding long-term nonrecourse borrowings, the Company's long-term debt-to-equity ratio remained unchanged at 26% from December 31, 1993, to April 1, 1994.

Repayment Obligations

Pursuant to the indenture related to the Company's 8% Convertible Subordinated Debentures due 2015 (Convertible Debentures), the Company is required to make semiannual interest payments on the $145.6 million principal amount of Convertible Debentures outstanding. The Convertible Debentures became redeemable at the option of StorageTek beginning May 31, 1993, at a premium of 5.6%, and are redeemable at decreasing premiums through May 30, 2000. Convertible Debentures in the principal amount of $8 million per annum, plus accrued interest, must be redeemed beginning May 31, 2000, through a sinking fund which provides for the retirement of 75% of the Convertible Debentures prior to their maturity on May 31, 2015. Convertible Debentures purchased by the Company in the open market and Convertible Debentures converted to common stock may be applied to the sinking fund requirements. As of April 1, 1994, the Company held Convertible Debentures in the principal amount of $14.3 million available for sinking fund payments.

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

The Company's Preferred Stock provides for cumulative dividends payable quarterly in arrears at an annual rate of $3.50 per share, when and as declared by the Company's board of directors. Based on the 3.45 million shares outstanding, annual dividends will aggregate $12.1 million. The Notes contain restrictions which limit the payment of dividends; however, these restrictions are not expected to limit the ability of the Company to pay dividends on its Preferred Stock.

PAGE

International Operations and Hedging Activities
- - -----------------------------------------------

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

Other Factors That May Affect Future Results
- - --------------------------------------------

The Company believes that successful and timely development and shipment of its new products will play a key role in determining its competitive strength during the next several years. During 1994, the Company plans to introduce a number of new products. There can be no assurance that the Company will successfully develop, manufacture or market these products.

The Company's strategic plans assume that its new DASD product family will serve as a significant source of revenue beginning in the second half of 1994. While the Company believes the schedules for these products are achievable, there is no assurance that they can be met. If, as part of the development and testing of these DASD products, significant problems arise which result in material delays in their availability, expected revenue would be further delayed or may be lost, and such delays would continue to adversely affect the Company's financial results.

The Company competes with several large, multinational companies having substantially greater resources than the Company's, principally, IBM, Fujitsu Limited and Hitachi Ltd., as well as other midsized companies. Because of the significance of the IBM mainframe and midrange operating environments, many of the Company's products are designed to be compatible with certain IBM operating systems and many of its products function like IBM equipment. As a result, the Company's business has been and in the future may be adversely affected by a number of factors including,

PAGE
among others, modifications in the design or configuration of IBM computer systems; the announcement and introduction of new products by competitors; continuing changes in customer requirements such as migration toward networked computing and reductions in the pricing of comparable systems, equipment or services. The Company's ability to sustain or increase sales levels depends to a significant extent upon acceptance of the many new and enhanced products it has introduced in 1993 and products planned for introduction in 1994.
There can be no assurance that the Company's current products, products in development, or products in the early stages of market introduction will achieve or sustain market acceptance.

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

The Company's manufacturing process has increased in complexity as it has increased the number and diversity of products offered to customers. The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and components. The Company purchases certain important components and products from single suppliers that the Company believes are currently the only manufacturers of the particular components that meet the Company's specifications. In addition, the Company manufactures some key components or its products include components for which alternative sources of supply are not readily available. In the past, certain suppliers have experienced occasional technical, financial or other problems that have delayed deliveries to the Company, without significant effect on it. An unanticipated failure of any sole-source supplier to meet the Company's requirements for an extended period, or an interruption of the Company's ability to secure comparable components, could have a material adverse effect on its revenue and profitability. In addition, the Company markets a number of products acquired from other manufacturers on an original equipment manufacturer (OEM) basis. These products are often available only from a single manufacturer. Some of these OEM suppliers are, or may in the future be, competitors of the Company. In the event that an OEM product is no longer available, second sourcing is not always feasible and there could be a material adverse effect on the Company's profitability.

PAGE

The Company's earnings can fluctuate significantly from quarter to quarter due to the effects of (i) customers' tendencies to make purchase decisions near the end of the calendar year, (ii) the timing of the announcement and availability of products and product enhancements by the Company and its competitors, and (iii) fluctuating foreign currency exchange rates.

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS
- - --------------------------

See Supplementary Note 3 to the Consolidated Financial Statements.

On June 10, 1993, the Company filed suit against EMC Corp. in U.S. District Court for the District of Colorado. The suit currently alleges infringement of a patent pertaining to the Company's disk storage technology. The complaint seeks an injunction prohibiting further infringement, treble damages in an unspecified amount, and an award of attorney fees and costs. EMC Corp. filed an answer and counterclaim on July 20, 1993, alleging, among other things, patent misuse and seeking the invalidation of the Company's patents, damages in an unspecified amount and an award of attorney fees, costs and interest. Discovery has commenced and a trial has been scheduled for October 1994.

On January 21, 1994, Bell Atlantic Business Systems Services, Inc. (BABSS) filed suit in U.S. District Court for the Northern District of California, alleging that a number of the Company's service business policies are illegal, including price increases and parts and maintenance software availability. BABSS has asked the court to order the Company to stop or change these practices. BABSS motion for preliminary injunction was denied on March 18, 1994. The case is now in the discovery phase. The complaint appears to focus on conduct of the Company since December 1, 1993.

On February 23, 1994, the Company and its subsidiary XL/Datacomp, Inc., filed suit in Boulder County, Colorado, District Court against Array Technology Corporation (Array) and Tandem Computers Incorporated (Tandem). The suit asks that the court order Array and Tandem to either support certain disk drives purchased from them or provide the Company with the technical data necessary for StorageTek to provide such customer support. On March 15, 1994, Array and Tandem filed their answer and also filed counterclaims against the Company alleging breach of contract. Discovery has commenced and a preliminary injunction hearing on the Company's claim is now in progress.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------

     (a)  Exhibits

               *10.1   Amendment No. 1 and Waiver to Note Agreement.

               *10.2   Third Amendment to Credit Agreement.

               *10.3   Employment Agreement between the Company and Gregory
                       A. Tymn, dated February 27, 1987.

                                                                       Page 20

               *11.0   Computation of Earnings (Loss) Per Common Share.

     (b)  Reports on Form 8-K

               None.

                                                                       Page 21

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               STORAGE TECHNOLOGY CORPORATION
                                        (Registrant)




     May 13, 1994                    /s/ GREGORY A. TYMN
- - -----------------------       ---------------------------------
        (Date)                         Gregory A. Tymn
                                  Senior Vice President and
                                   Chief Financial Officer



     May 13, 1994                    /s/ DAVID E. LACEY
- - -----------------------       ---------------------------------
        (Date)                         David E. Lacey
                                  Corporate Vice President
PAGE