Form 10-Q
period 1994-07-01
STORAGE TECHNOLOGY CORP
filed 1994-08-12
CIK 94673

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Quarterly Period Ended July 1, 1994

                                       OR

        [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to______________

                          Commission File Number 1-7534

                           ___________________________

                         STORAGE TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


                  Delaware                        84-0593263
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)           Identification
                                                   Number)



2270 South 88th Street, Louisville, Colorado      80028-4309
  (Address of principal executive offices)        (Zip Code)





       Registrant's Telephone Number, including area code:  (303) 673-5151

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

Common stock ($.10 Par Value) - 43,970,105 shares outstanding at August 8, 1994.

PAGE

                                                                     Form 10-Q
                                                                        Page 2

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                  JULY 1, 1994

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

      Consolidated Balance Sheet                                           3

      Consolidated Statement of Operations                                 4

      Consolidated Statement of Cash Flows                                 5

      Supplementary Notes to Consolidated Financial Statements             6

      Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                          19

      Item 4 - Submission of Matters to a Vote of Security Holders        19

      Item 6 - Exhibits and Reports on Form 8-K                           20

PAGE

                                                                     Form 10-Q
                                                                        Page 3

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)

                                                          07/01/94
                                                        (Unaudited)   12/31/93
                                                         ---------   ---------
ASSETS
Cash, including cash equivalents                        $  184,228  $  255,062
Short-term investments                                                  16,042
Accounts receivable, net                                   240,801     218,701
Notes and installment receivables                            7,744       9,973
Net investment in sales-type leases                        164,116     171,165
Inventories (Note 2)                                       262,274     203,257
                                                         ---------   ---------
   Total current assets                                    859,163     874,200
Notes and installment receivables                            8,715      13,968
Net investment in sales-type leases                        236,878     252,678
Computer equipment, at cost (net)                          117,349      97,324
Spare parts for field service, at cost (net)                54,150      50,150
Property, plant and equipment, at cost (net)               318,719     306,034
Deferred income tax assets, net                             52,425      52,260
Other assets                                               140,733     146,395
                                                         ---------   ---------
                                                        $1,788,132  $1,793,009
                                                         =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Nonrecourse borrowings secured by lease commitments     $   71,187  $   74,191
Current portion of other long-term debt                     31,514      32,581
Accounts payable and accrued liabilities                   303,911     284,764
Income taxes payable                                         2,486      14,167
                                                         ---------   ---------
   Total current liabilities                               409,098     405,703
8% Convertible subordinated debentures                     145,645     145,645
Nonrecourse borrowings secured by lease commitments         94,489      96,975
Other long-term debt                                       110,255     119,098
Deferred income tax liabilities                              8,723       8,285
                                                         ---------   ---------
   Total liabilities                                       768,210     775,706
                                                         ---------   ---------

Contingencies (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 40,000,000 shares
 authorized; 3,450,000 shares of $3.50 Convertible
 Exchangeable Preferred Stock issued at July 1, 1994,
 and December 31, 1993, $172,500,000 aggregate
 liquidation preference                                         35          35
Common stock, $.10 par value, 150,000,000 shares
 authorized; 43,951,588 shares issued at July 1, 1994,
  and 43,097,788 shares issued at December 31, 1993          4,395       4,310
Capital in excess of par value                           1,434,443   1,421,860
Accumulated deficit                                       (412,886)   (401,623)
Treasury stock of 35,325 shares at July 1, 1994, and
 34,349 shares at December 31, 1993                           (767)       (735)
Unearned compensation                                       (5,298)     (6,544)
                                                         ---------   ---------
    Total stockholders' equity                           1,019,922   1,017,303
                                                         ---------   ---------
                                                        $1,788,132  $1,793,009
                                                         =========   =========

    The accompanying notes are an integral part of the consolidated financial statements.

PAGE

                                                                     Form 10-Q
                                                                        Page 4

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
               (In Thousands of Dollars, Except Per Share Amounts)

                                                 Quarter Ended                 Six Months Ended
                                             ---------------------         ---------------------
                                             07/01/94     06/25/93         07/01/94     06/25/93
                                             --------     --------         --------     --------
Sales                                        $235,696     $234,941         $445,109     $449,558
Service and rental revenue                    125,220      123,562          251,430      247,937
                                              -------      -------          -------      -------
  Total revenue                               360,916      358,503          696,539      697,495
                                              -------      -------          -------      -------

Cost of sales                                 150,289      170,576          305,744      314,210
Cost of service and rental revenue             79,206       79,359          158,066      160,230
                                              -------      -------          -------      -------
  Total cost of revenue                       229,495      249,935          463,810      474,440
                                              -------      -------          -------      -------

  Gross profit                                131,421      108,568          232,729      223,055

Research and product development costs         37,276       39,333           76,441       73,892
Marketing, general, administrative and
  other income and expense, net                76,384       76,337          162,051      151,615
Restructuring and other charges                                363                           363
                                              -------      -------          -------      -------
  Operating profit (loss)                      17,761       (7,465)          (5,763)      (2,815)

Interest expense                               11,199       11,156           20,431       22,805
Interest income                               (11,401)     (13,940)         (22,969)     (27,956)
                                              -------      -------          -------      -------
  Income (loss) before income taxes and
    cumulative effect of accounting change     17,963       (4,681)          (3,225)       2,336

Provision for income taxes                      3,600          600            2,000        3,600
                                              -------      -------          -------      -------

  Income (loss) before cumulative effect
    of accounting change                       14,363       (5,281)          (5,225)      (1,264)

Cumulative effect on prior years of
  change in method of accounting
  for income taxes                                                                        40,000
                                              -------      -------          -------      -------
  Net income (loss)                            14,363       (5,281)          (5,225)      38,736

Preferred stock dividend                        3,019        3,018            6,038        3,767
                                              -------      -------          -------      -------
  Income (loss) applicable to common shares  $ 11,344     $ (8,299)        $(11,263)    $ 34,969
                                              =======      =======          =======      =======

EARNINGS (LOSS) PER COMMON SHARE
  Income (loss) before cumulative
    effect of accounting change              $   0.26     $  (0.19)        $  (0.26)    $  (0.12)
  Cumulative effect on prior years
    of change in method of accounting
    for income taxes                                                                        0.92
                                              -------      -------          -------      -------
                                             $   0.26     $  (0.19)        $  (0.26)    $   0.80
                                              -------      -------          -------      -------
    Weighted average common shares
       and equivalents                         44,329       42,738           43,417       43,443
                                              =======      =======          =======      =======


    The accompanying notes are an integral part of the consolidated financial statements.

PAGE

                                                                     Form 10-Q
                                                                        Page 5

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (In Thousands of Dollars)

                                                          Six Months Ended
                                                    --------------------------
                                                     07/01/94         06/25/93
                                                    ---------        ---------
OPERATING ACTIVITIES
Cash received from customers                        $ 711,876        $ 766,500
Cash paid to suppliers and employees                 (734,235)        (686,763)
Interest received                                      22,969           27,232
Interest paid                                         (19,532)         (21,042)
Income taxes paid                                     (13,951)         (15,134)
                                                      -------          -------
   Net cash from (used in) operating activities       (32,873)          70,793
                                                      -------          -------
INVESTING ACTIVITIES
Short-term investments, net                            16,042          (44,712)
Purchase of property, plant and equipment             (49,068)         (27,778)
Other assets, net                                      (4,903)          (6,674)
                                                      -------          -------
   Net cash used in investing activities              (37,929)         (79,164)
                                                      -------          -------
FINANCING ACTIVITIES
Proceeds from nonrecourse borrowings                   74,689           51,758
Repayments of nonrecourse borrowings                  (80,454)         (73,600)
Proceeds from other debt                                9,189            8,497
Repayments of other debt                              (22,485)         (21,398)
Proceeds from employee stock plans and warrants        12,358            5,342
Proceeds from preferred stock offering, net                            166,479
Preferred stock dividends paid                         (6,038)          (3,421)
                                                      -------          -------
   Net cash from (used in) financing activities       (12,741)         133,657
                                                      -------          -------
   Effect of exchange rate changes on cash             12,709           (4,256)
                                                      -------          -------
Increase (decrease) in cash and cash equivalents      (70,834)         121,030
   Cash and cash equivalents - beginning
     of the period                                    255,062          117,954
                                                      -------          -------
Cash and cash equivalents - end of the period       $ 184,228        $ 238,984
                                                      =======          =======
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
FROM (USED IN) OPERATING ACTIVITIES
Net income (loss)                                   $  (5,225)       $  38,736
Cumulative effect of accounting change                                 (40,000)
Depreciation and amortization expense                  84,756           75,198
Deferred income taxes                                      27           (3,410)
Translation (gain) loss                                (9,591)           4,693
Other non-cash adjustments to income                   38,200              770
(Increase) decrease in accounts receivable            (17,698)          27,847
Decrease in notes receivable and sales-type leases     31,172           54,308
Increase in inventories                               (76,309)         (25,969)
Increase in computer equipment, net                   (46,898)         (36,631)
Increase in spare parts, net                          (16,332)         (11,896)
Decrease in accounts payable and accrued liabilities   (2,997)          (4,768)
Decrease in income taxes payable                      (11,978)          (8,085)
                                                      -------          -------
   Net cash from (used in) operating activities     $ (32,873)       $  70,793
                                                      =======          =======


    The accompanying notes are an integral part of the consolidated financial statements.

PAGE

                                                                     Form 10-Q
                                                                        Page 6

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

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands of dollars):

                                    07/01/94        12/31/93
                                    --------        --------
     Raw Materials                 $  51,884       $  38,991
     Work-In-Process                 106,479          66,668
     Finished Goods                  103,911          97,598
                                     -------         -------
                                    $262,274        $203,257
                                     =======         =======

NOTE 3 - LITIGATION

In the second quarter of 1992, seven purported class actions were filed in the U.S. District Court for the District of Colorado against the Company and certain of its officers and directors. These actions were subsequently consolidated into a single action, and a consolidated amended complaint was filed on July 7, 1992, seeking an unspecified amount of damages. The complaint alleged that the defendants failed to properly disclose the status of development of a new product and the Company's business prospects. The complaint further alleged that the individual defendants sold shares of the Company's common stock based on material inside information, in violation of federal securities and common law. Following the court's ruling on the defendants' motion to dismiss, a ruling which dismissed several of the fraud and insider trading claims against a number of the individual defendants, the class plaintiffs filed a second, and then a third, amended complaint which renewed many of the dismissed fraud and insider trading claims and sought to extend the class period to November 9, 1992. In response to the defendants' second motion to dismiss, the court refused to extend the class period, but did not dismiss any of the claims as pleaded in the third amended complaint. The court has certified a class consisting (with certain exceptions) of those who purchased StorageTek's common stock and related securities from December 23, PAGE

                                                                     Form 10-Q
                                                                        Page 7

1991, to August 8, 1992. Depositions of Company employees and other potential witnesses commenced in August 1993 and are expected to continue through 1994.
In addition to the class action, a shareholder derivative action was filed in the second quarter of 1992 based on substantially similar factual allegations and the derivative action has been consolidated with the class action. The Company believes the suits are without merit and intends to vigorously defend against them. There can be no guarantee, however, that the cases will result in decisions favorable to the Company. In the event of an adverse decision, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable. In the derivative action, any recovery would be the property of the Company. A trial has been scheduled for May 1995.

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

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleges that the Company breached a 1990 settlement agreement which had resolved earlier litigation between the parties. The suit seeks injunctive relief and damages in the amount of $2,400,000,000. The Company believes that the claims in the suit are barred by the 1990 settlement between the Company and Stuff, the claims are without merit, and the Company intends to vigorously defend against them. The Company has filed a motion to dismiss the complaint, as well as an alternative motion to bifurcate certain of the claims. On July 1, 1994, the Court partially granted the Company's motion to dismiss, dismissing claims based on facts or conduct occurring before the 1990 settlement of the previous litigation. The case is now in the discovery phase as to the remaining claims.

In addition, the Company is involved in various other less significant legal proceedings. The outcomes of these legal proceedings are not expected to have a material adverse effect on the financial condition or operations of the Company based on the Company's current understanding of the relevant facts and law.

NOTE 4 - SUBSEQUENT EVENT - NETWORK SYSTEMS MERGER
- - --------------------------------------------------

On August 8, 1994, the Company entered into an Agreement and Plan of Merger with Network Systems Corporation (Network Systems). As a result of the merger, Network Systems will become a wholly owned subsidiary of the Company. The transaction is expected to be completed during the fourth quarter of 1994. In the proposed transaction, each share of Network Systems common stock will be exchanged for 0.2618 of a share of the Company's common stock. The Company will issue a total of approximately 8.5 million shares of common stock. In the event the average price of the Company's common stock drops below a specified level, as calculated pursuant to
PAGE

                                                                     Form 10-Q
                                                                        Page 8

the agreement, the parties will have the option of renegotiating the value of the transaction or terminating the Agreement. The merger is intended to be accounted for as a pooling of interests. Completion of the merger is subject to, among other things, the approval of the shareholders of Network Systems and various regulatory agencies.

Network Systems designs, manufactures, markets and services, worldwide, computer networking products. The following schedule presents selected financial data for Network Systems as reported for the six-month period ended June 30, 1994, and for each of the three years ended December 31, 1993 (in thousands of dollars).

                         Six Months
                              Ended               Year Ended
                         -----------     -----------------------------
                            06/30/94     12/31/93   12/31/92  12/31/91
                         -----------     -----------------------------
Revenue                     $118,402     $215,558   $219,118  $198,728
Net income (loss)              2,599        2,207   (39,674)    15,214
Total assets                 300,712      305,481    293,425   342,811
Total debt                     1,000        1,000      1,000     2,822
Stockholders' equity         231,236      223,381    229,949   274,143




PAGE

                                                                     Form 10-Q
                                                                        Page 9


                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JULY 1, 1994


GENERAL
- - --------
Storage Technology Corporation (StorageTek or the Company) reported net income for the second quarter ended July 1, 1994, of $14.4 million on revenue of $360.9 million, compared to a net loss for the second quarter ended June 25, 1993, of $5.3 million on revenue of $358.5 million. A net loss of $5.2 million was reported for the first half of 1994 on revenue of $696.5 million. This compares to net income of $38.7 million for the first half of 1993, including a $40 million benefit from the cumulative effect of an accounting change, on revenue of $697.5 million.

Revenue was largely unchanged in the second quarter and first half of 1994, compared to the same periods in 1993. The Company experienced increased sales of its Silverton 4490 (Silverton), the Company's 36-track tape offering; its PowderHorn 9310 (PowderHorn), an Automated Cartridge System (ACS) library; and incremental sales revenue from the Iceberg 9200 Disk Array Subsystem (Iceberg). These increases were offset by decreased sales of older tape and library products and decreased sales of midrange products. The loss reported for the first half of 1994 reflects the significant investments associated with the development, manufacturing, marketing and servicing of new products, along with charges associated with the settlement of litigation, and writedowns and reserves taken associated with the Company's midrange business. The Company's return to profitability in the second quarter of 1994 was primarily due to increased profit margins associated with the sale of new serial and random access products for the large subsystem market.

The Company anticipates that it will remain profitable in the third and fourth quarters of 1994. Further improvements in the Company's operating results in the second half of 1994 are significantly dependent upon the continuing success of new product introductions, particularly Iceberg, as well as strong customer demand for the Company's serial access products. Commencing with the third quarter, the Company discontinued its austerity measures, including salary reductions, in anticipation of improved operating results. There can be no assurance that the Company will maintain profitability in the second half of the year.



PAGE

                                                                     Form 10-Q
                                                                       Page 10

The following table, stated as a percentage of total revenue, presents consolidated statement of operations information and revenue by product line which includes product sales, service and rental, and software revenue.

                                       Quarter Ended        Six Months Ended
                                    -------------------   -------------------
                                    07/01/94   06/25/93   07/01/94   06/25/93
                                    --------   --------   --------   --------
Revenue:
   Serial Access Subsystems             69.9%      60.4%      66.0%      61.0%
   Random Access Subsystems             11.5        8.8        9.0       10.9
   Midrange Systems                     13.4       24.6       19.5       22.2
   Other                                 5.2        6.2        5.5        5.9
                                       -----      -----      -----      -----
      Total revenue                    100.0      100.0      100.0      100.0
Cost of revenue                         63.6       69.7       66.6       68.0
                                       -----      -----      -----      -----
      Gross profit                      36.4       30.3       33.4       32.0
Research and product development
  costs                                 10.3       11.0       11.0       10.6
Marketing, general, administrative
  and other income and expense, net     21.2       21.3       23.2       21.7
Restructuring and other charges                     0.1                   0.1
                                       -----      -----      -----      -----
      Operating profit (loss)            4.9       (2.1)      (0.8)      (0.4)
Interest (income) expense, net          (0.1)      (0.8)      (0.3)      (0.7)
                                       -----      -----      -----      -----
      Income (loss) before income
        taxes and cumulative effect
        of accounting change             5.0       (1.3)      (0.5)       0.3
Provision for income taxes               1.0        0.2        0.3        0.5
                                       -----      -----      -----      -----
      Income (loss) before cumulative
        effect of accounting change      4.0       (1.5)      (0.8)      (0.2)
Cumulative effect on prior years of
  change in method of accounting
  for income taxes                                                        5.8
                                       -----      -----      -----      -----
      Net income (loss)                  4.0%      (1.5)%     (0.8)%      5.6%
                                       =====      =====      =====      =====

REVENUE
- - -------
SERIAL ACCESS SUBSYSTEMS

Revenue from serial access subsystem products increased 17% and 8% in the second quarter and first half of 1994, respectively, as compared to the same periods in 1993. Increased sales of the Company's new, next-generation library and tape products were partially offset by decreased sales of the Company's older library and tape products. The Company realized incremental sales revenue during the first half of 1994 from new products introduced in the second half of 1993:
PowderHorn, the next generation of the 4400 ACS library, and Silverton, the Company's 36-track tape offering. Sales of PowderHorn and Silverton were partially offset by decreased sales of the Company's first generation 4400 ACS library and 4480 18-track cartridge subsystem.

PAGE

                                                                     Form 10-Q
                                                                       Page 11

Compared to 1993, the Company anticipates its serial access product revenue will remain largely unchanged in 1994, with increased revenue associated with PowderHorn, Silverton, and other new serial access products being offset by declining revenue from the Company's first generation library and tape products. The serial access product family generates substantially more revenue than any other product line of the Company and continues to be a major element of the Company's plans for the foreseeable future.

RANDOM ACCESS SUBSYSTEMS

Revenue from random access subsystem products increased 31% in the second quarter of 1994 and decreased 17% in the first half of 1994, as compared to the respective periods in 1993. The increase in random access revenue for the second quarter of 1994 reflects incremental sales of the Company's new Iceberg subsystem, which became generally available during the second quarter. The decrease in random access revenue in the first half of 1994 was primarily due to decreased sales and service revenue associated with the Company's older random access products.

The Company continues to commit substantial resources to product ramp-up and support of Iceberg. The Company anticipates significant revenue contribution from Iceberg in the second half of 1994; however, this revenue contribution is dependent upon the continuing ramp-up of manufacturing and increasing customer acceptance of Iceberg in the marketplace.

The Nordique 9100 (Nordique), an IBM-compatible disk array product targeted toward the lower end of the large subsystem market, is currently in beta testing and is expected to be available in the third quarter. The Company anticipates that Nordique will experience intense price competition in the lower-end mainframe DASD market segment which it will occupy. Other new DASD products are also targeted for availability in late 1994; however, no significant revenue contribution is anticipated from these products until 1995.

MIDRANGE SYSTEMS

Revenue from midrange system products decreased 45% and 12% in the second quarter and first half of 1994, respectively, as compared to the same periods in 1993. Midrange revenue and operating profits, particularly in the second quarter, were adversely affected by a steep erosion in pricing for midrange DASD.

While the Company continues to take actions to reduce the cost structure of its midrange business, the price erosion in this rapidly evolving and intensely competitive marketplace is expected to continue for the remainder of 1994. Accordingly, there can be no assurance that the Company's midrange business will be profitable in the second half of 1994.

PAGE

                                                                     Form 10-Q
                                                                       Page 12

OTHER

Revenue from other products decreased 15% and 7% in the second quarter and first half of 1994, respectively, as compared to the same periods in 1993, due to a decrease in printer revenue. Revenue from printer products will continue to decline as the Company continues to wind down its printer operations. Sales of the NearNet network storage manager (NearNet) in the first half of 1994 did not meet the Company's expectations. The Company is refocusing its NearNet marketing efforts; however, no significant revenue contribution is expected from NearNet in 1994.

GROSS PROFIT
- - ------------
Overall gross profit was 36% and 33% for the second quarter and first half of 1994, respectively, compared to 30% and 32% for the same periods of 1993, as both product sales and service margins increased.

Gross profit on product sales increased to 36% and 31% for the second quarter and first half of 1994, respectively, compared to 27% and 30% for the same periods of 1993, due to increased revenue contribution from new serial and random access products for the large subsystem market; reduced revenue contribution from lower margin midrange products; and improved manufacturing overhead absorption due to increased production volumes. These favorable trends in product sales margins more than offset charges associated with the writedown of midrange inventory during the first half of 1994.

Gross profit on service and rental revenue increased to 37% in both the second quarter and first half of 1994, compared to 36% and 35% in the same periods of 1993, reflecting increased product reliability and economies created by a larger installed service base.

Product sales margins are anticipated to improve for the remainder of 1994, although the rate of increase is expected to be slower than that experienced during the second quarter. Margin contribution associated with the sale of new serial and random access products in the large subsystem market is expected to more than offset the significant investments associated with these new products. The Company's service margins in the second half of 1994 are expected to be adversely affected by incremental costs associated with the installation of new products, coupled with longer warranty periods for new DASD products.

RESEARCH AND PRODUCT DEVELOPMENT
- - --------------------------------
Research and product development expenditures decreased 5% in the second quarter of 1994, compared to the same period of 1993, as the Company completed several of its development programs. Research and product development expenditures increased 3% in the first half of 1994, compared to the same period of 1993.
The Company continues to invest in the development of new DASD, tape, library, software and
PAGE

                                                                     Form 10-Q
                                                                       Page 13

network communication products that will expand the applications for its library and DASD subsystems.

MARKETING, GENERAL, ADMINISTRATIVE AND OTHER
- - --------------------------------------------
Marketing, general, administrative and other income and expense (MG&A) was largely unchanged in the second quarter of 1994, compared to the second quarter of 1993. Marketing and other operating expenses increased during the second quarter as new products were brought to market. These increases were offset by a gain of $5.7 million from the sale of an investment and favorable movements in foreign currency exchange rates. Gains and losses associated with foreign currency transactions and translation adjustments, net of associated hedging results, aggregated a net gain of $0.4 million in the second quarter of 1994, compared to a net loss of $2.3 million in the same period of 1993.

MG&A increased 7% for the first half of 1994, as compared to the same period of 1993. The increase in MG&A was primarily due to a charge recognized during the first quarter of 1994 associated with settlement of litigation with Unisys Corporation, an increase in marketing expenses associated with new products, and reserves taken on a midrange product line investment. Gains and losses associated with foreign currency transactions and translation adjustments, net of associated hedging results, aggregated a net loss of $1.0 million in the first half of 1994, compared to a net loss of $5.5 million in the same period of 1993.

See "INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES" for further discussion of the foreign exchange risks associated with the Company's international operations and the related foreign currency hedging activities.

INTEREST INCOME AND EXPENSE
- - ---------------------------
Interest income decreased 18% in both the second quarter and first half of 1994, compared to the same periods of 1993, due primarily to a reduction in net investment in sales-type lease balances and lower interest rates.

Interest expense was largely unchanged in the second quarter of 1994, compared to the same period of 1993. Interest expense decreased 10% in the first half of 1994, compared to the same period of 1993, due primarily to lower interest rates and lower levels of nonrecourse borrowings in the first half of 1994, as compared to the same period in 1993.

INCOME TAXES
- - ------------
A one-time benefit of $40 million was recognized in the first quarter of 1993 as a result of the required adoption of SFAS No. 109, Accounting for Income Taxes, on a prospective basis.

PAGE

                                                                     Form 10-Q
                                                                       Page 14

SFAS No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company's earnings history, the Company's near-term earnings expectations and possible reductions in the Company's net operating loss carryforwards as a result of proposed adjustments by the Internal Revenue Service to the Company's previously filed federal income tax returns. Based on the currently available information, management has determined that the Company will more likely than not realize $52 million of its deferred income tax assets as of July 1, 1994.

The Company's provision for income taxes relates primarily to taxable earnings associated with its international operations. The Company's effective tax rate can be subject to significant fluctuations due to dynamics associated with the mix of its U.S. and international taxable earnings.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------
WORKING CAPITAL

The Company's cash balances decreased $70.8 million and short-term investments decreased $16.0 million from December 31, 1993, to July 1, 1994. The current ratio decreased from 2.2 as of December 31, 1993, to 2.1 as of July 1, 1994. Net cash used in operating activities was $32.9 million for the first half of 1994, compared to net cash provided by operations of $70.8 million for the first half of 1993. The decrease in cash and short-term investments during the first half of 1994 primarily resulted from a build-up in accounts receivable and inventory.

Accounts receivable increased from $218.7 million as of December 31, 1993, to $240.8 million as of July 1, 1994, due primarily to significant sales volume at the end of the second quarter of 1994. Inventories increased from $203.3 million as of December 31, 1993, to $262.3 million as of July 1, 1994, principally as a result of a build-up of inventories associated with new DASD development programs.

AVAILABLE FINANCING LINES

The Company has a $150 million secured multicurrency credit agreement with a group of U.S. and international banks (the Revolver) which expires in March 1995. The interest rates available under the Revolver depend on the type of advance selected; however, the primary advance rate is the agent bank's prime lending rate (7.25% at July 1, 1994). The total amount available under the Revolver is limited to a percentage of the Company's eligible U.S. accounts receivable and lease assets (primarily net investments in sales-type leases not previously utilized for secured borrowings). To obtain funds under the Revolver, the Company is required to comply with certain
PAGE

                                                                     Form 10-Q
                                                                       Page 15

financial and other covenants, including restrictions on the payment of cash dividends on its common stock. There were no advances under the Revolver during the first half of 1994. Based on the amount of eligible accounts receivable and lease assets assigned to the Revolver, the Company had approximately $43 million of available credit under the Revolver as of July 1, 1994.

As of July 1, 1994, the Company had approximately $90 million of lease assets available for financing. The Company can, subject to lender credit approval, borrow against a portion of these lease assets through its unused committed lease discounting lines. The Company believes it can increase its lease discounting lines, if needed, or fund its operating and capital requirements through other forms of lease asset financings. At the Company's option, a portion of these lease assets can also be utilized for borrowings under the Revolver.

In order to sustain desired levels of available cash, the Company anticipates borrowing against its Revolver during the second half of 1994. Currently, the Company is working with its bank group to increase the amount of the borrowing commitment and availability of funds under the Revolver. The Company believes it has adequate working capital and financing capabilities to meet its anticipated 1994 operating and capital requirements, including new product offerings.

LONG-TERM DEBT-TO-EQUITY

The Company's long-term debt-to-equity ratio decreased to 34% as of July 1, 1994, from 36% as of December 31, 1993. These debt-to-equity ratios include $94.5 million and $97.0 million, respectively, of long-term nonrecourse borrowings secured by customer lease commitments included within total assets (primarily net investment in sales-type leases). Excluding long-term nonrecourse borrowings, the Company's long-term debt-to-equity ratio decreased to 25% as of July 1, 1994, from 26% as of December 31, 1993.

REPAYMENT OBLIGATIONS

Pursuant to the indenture related to the Company's 8% Convertible Subordinated Debentures due 2015 (Convertible Debentures), the Company is required to make semiannual interest payments on the $145.6 million principal amount of Convertible Debentures outstanding. The Convertible Debentures became redeemable at the option of StorageTek beginning May 31, 1993, at a premium of 5.6%, and are redeemable at decreasing premiums through May 30, 2000. Convertible Debentures in the principal amount of $8 million per annum, plus accrued interest, must be redeemed beginning May 31, 2000, through a sinking fund which provides for the retirement of 75% of the Convertible Debentures prior to their maturity on May 31, 2015. Convertible Debentures purchased by the Company in the open market and Convertible Debentures converted to common stock may be applied to the sinking fund requirements. As of July 1, 1994, the Company held Convertible Debentures in the principal amount of $14.3 million available for sinking fund payments.

PAGE

                                                                     Form 10-Q
                                                                       Page 16

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

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS
- - --------------------------------------------
The Company believes that successful and timely development and shipment of its new products will play a key role in determining its competitive strength during the next several years. The Company has introduced many new and enhanced products in 1993 and the first half of 1994 and has plans to introduce additional products in the second half of 1994. There can be no assurance that the Company will successfully develop, manufacture or market these products.

PAGE

                                                                     Form 10-Q
                                                                       Page 17

The Company's strategic plans assume that its new DASD products will serve as a significant source of revenue beginning in the second half of 1994. While the Company believes the development and introduction schedules for these products are achievable, there is no assurance that they can be met. If, as part of the development and testing of these DASD products, significant problems arise which result in material delays in their availability, expected revenue would be delayed or may be lost, and such delays would adversely affect the Company's financial results.

The Company competes with several large, multinational companies having substantially greater resources than the Company's, principally, IBM, Fujitsu Limited and Hitachi Ltd., as well as other midsized companies. Because of the significance of the IBM mainframe and midrange operating environments, many of the Company's products are designed to be compatible with certain IBM operating systems and many of its products function like IBM equipment. As a result, the Company's business has been and in the future may be adversely affected by a number of factors including, among others, modifications in the design or configuration of IBM computer systems; the announcement and introduction of new products by competitors; continuing changes in customer requirements such as migration toward networked computing; and price competition for comparable systems, equipment or services. The Company's ability to sustain or increase sales levels depends to a significant extent upon acceptance of and continued demand for the many new and enhanced products it introduced in 1993 and the first half of 1994, and products planned for introduction in the second half of 1994. There can be no assurance that the Company's current product offerings, products in development, or products in the early stages of market introduction will achieve or sustain market acceptance.

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

The Company's manufacturing processes have increased in complexity as it has increased the number and diversity of products offered to customers. The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and components. The Company purchases certain important components and
PAGE

                                                                     Form 10-Q
                                                                       Page 18

products from single suppliers that the Company believes are currently the only manufacturers of the particular components that meet the Company's specifications.  In addition, the Company manufactures some key components or its products include components for which alternative sources of supply are not readily available.  In the past, certain suppliers have experienced occasional technical, financial or other problems that have delayed deliveries to the
Company, without significant effect on it.  An unanticipated failure of any sole
- - -source  supplier to meet the Company's requirements for an extended period, or an interruption of the Company's ability to secure comparable components, could have a material adverse effect on its revenue and profitability.  In addition, the Company markets a number of products acquired from other manufacturers on an original equipment manufacturer (OEM) basis.  These products are often available only from a single manufacturer.  Some of these OEM suppliers are, or may in the future be, competitors of the Company.  In the event that an OEM product is no longer available, second sourcing is not always feasible and there could be a material adverse effect on the Company's profitability.

The Company's earnings can fluctuate significantly from quarter to quarter due to the effects of (i) customers' tendencies to make purchase decisions near the end of the calendar year, (ii) the timing of the announcement and availability of products and product enhancements by the Company and its competitors, and
(iii) fluctuating foreign currency exchange rates.

SUBSEQUENT EVENT - NETWORK SYSTEMS MERGER
- - -----------------------------------------
As more fully discussed in Supplementary Note 4 to the Consolidated Financial Statements, on August 8, 1994, the Company entered into an Agreement and Plan of Merger with Network Systems Corporation (Network Systems). As a result of the merger, Network Systems will become a wholly owned subsidiary of the Company. The transaction is expected to be completed during the fourth quarter of 1994.




PAGE

                                                                     Form 10-Q
                                                                       Page 19


                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS
- - --------------------------
See Supplementary Note 3 to the Consolidated Financial Statements, and Part II,
Item 1, of the Form 10-Q for the period ended April 1, 1994.

On February 23, 1994, the Company and its subsidiary XL/Datacomp, Inc. (XL/Datacomp), filed suit in Boulder County, Colorado, District Court against Array Technology Corporation (Array) and Tandem Computers Incorporated (Tandem). The suit asked that the court order Array and Tandem to either support certain disk drives purchased from them or provide the Company with the technical data necessary for StorageTek to provide such customer support. On June 15, 1994, the court ordered Array and Tandem to continue to provide support for these products and maintain in an independent escrow account the materials necessary to enable the Company and XL/Datacomp to support the products in the event Array and Tandem failed to provide such services.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- - ------------------------------------------------------------
The annual meeting of stockholders of the Company was held of May 25, 1994. A quorum of stockholders was represented at the meeting in person or by proxy.

There was no solicitation in opposition to management's nominees as listed in the proxy statement and all managerial nominees were elected. The directors elected at the annual meeting include:

                                        For        Withheld
                                    -----------    ---------
           Ryal R. Poppa            34,787,556      318,677
           Judith E.N. Albino       34,785,513      320,720
           William L. Armstrong     34,803,589      302,644
           Robert A. Burgin         34,803,268      302,965
           Paul Friedman            34,042,230      302,003
           Stephen J. Keane         34,805,810      300,423
           Robert E. LaBlanc        34,805,285      300,948
           Robert E. Lee            34,805,700      300,533
           Harrison Shull           34,803,132      303,101
           Richard C. Steadman      34,803,540      302,693
           Robert C. Wilson         34,802,953      303,280

PAGE

                                                                     Form 10-Q
                                                                       Page 20

At the annual meeting, the stockholders approved an amendment to the 1987 Employee Stock Purchase Plan, to increase the number of shares issuable thereunder by 1,250,000, by a vote of 33,344,010 in favor to 1,366,209 against, with 396,014 abstentions.

The stockholders approved the material terms of the Company's MBO Bonus Plan, a performance-based incentive plan established for the Company's executive officers, by a vote of 32,972,623 in favor to 1,746,942 against, with 386,668 abstentions.

The stockholders also approved the ratification of the appointment of Price Waterhouse as the Company's independent accountants for the current fiscal year, by a vote of 34,805,128 in favor to 149,675 against, with 151,430 abstentions.

Two proposals made by a stockholder were presented to the stockholders for a vote. The first, a proposal to prohibit the Directors and Officers of the Company from selling stock obtained by exercising options until the earlier of two years after the exercise date or the date they terminate their association with the Company was defeated, by a vote of 21,922 in favor to 35,084,546 against, with no abstentions.

The second proposal, to prohibit the Directors and Officers of the Company from voting any stock owned or proxies obtained on any issue in which they have a conflict of interest was defeated, by a vote of 21,772 in favor to 35,084,546 against, with 150 abstentions.

There were no broker non-votes on any of the proposals.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- - -----------------------------------------
     (a)  Exhibits

             */** 10.1 Storage Technology Corporation MBO Plan

               ** 10.2 Amendment No. 2 to 9.53% Senior Secured Note
                       Agreement

               ** 10.3 Fourth Amendment to Credit Agreement

               ** 10.4 Fifth Amendment to Credit Agreement

____________________

       * Contract or compensatory plan or arrangement in which directors and / or officers participate.

       **     Indicates Exhibits filed with this Quarterly Report on Form 10-Q.

PAGE

                                                                     Form 10-Q
                                                                       Page 21



               ** 11.0 Computation of Earnings (Loss) Per Common
                       Share.

     (b)  Reports on Form 8-K

                        None.

_________________

       **     Indicates Exhibits filed with this Quarterly Report on Form 10-Q.


PAGE

                                                                     Form 10-Q
                                                                       Page 22



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      STORAGE TECHNOLOGY CORPORATION
                               (Registrant)




August 12, 1994             /s/ GREGORY A. TYMN
- - ---------------          -------------------------
    (Date)                    Gregory A. Tymn
                         Senior Vice President and
                          Chief Financial Officer





August 12, 1994             /s/ DAVID E. LACEY
- - ---------------          -------------------------
    (Date)                    David E. Lacey
                         Corporate Vice President
                              and Controller