Form 10-Q
period 1994-09-30
STORAGE TECHNOLOGY CORP
filed 1994-11-14
CIK 94673

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1994

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

Common stock ($.10 Par Value) - 44,026,267 shares outstanding at October 28,
1994.

                                                                       Form 10-Q
                                                                         Page 2

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                               SEPTEMBER 30, 1994

                                                                          PAGE

PART I - FINANCIAL INFORMATION

      Consolidated Balance Sheet                                           3

      Consolidated Statement of Operations                                 4

      Consolidated Statement of Cash Flows                                 5

      Supplementary Notes to Consolidated Financial Statements             6

      Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                          22

      Item 6 - Exhibits and Reports on Form 8-K                           23

                                                                       Form 10-Q
                                                                         Page 3

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)
                                                          09/30/94
                                                        (Unaudited)   12/31/93
                                                         ---------   ---------
ASSETS
Cash, including cash equivalents                        $  188,366  $  255,062
Short-term investments                                                  16,042
Accounts receivable, net                                   256,541     218,701
Notes and installment receivables                            5,879       9,973
Net investment in sales-type leases                        162,178     171,165
Inventories (Note 2)                                       279,568     203,257
                                                         ---------   ---------
   Total current assets                                    892,532     874,200
Notes and installment receivables                            9,117      13,968
Net investment in sales-type leases                        241,477     252,678
Computer equipment, at cost (net)                          130,110      97,324
Spare parts for field service, at cost (net)                51,882      50,150
Property, plant and equipment, at cost (net)               322,685     306,034
Deferred income tax assets, net                             51,788      52,260
Other assets                                               141,940     146,395
                                                         ---------   ---------
                                                        $1,841,531  $1,793,009
                                                         =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Nonrecourse borrowings secured by lease commitments $ 75,574 $ 74,191 Current portion of other long-term debt and revolving
 credit agreement borrowings                                65,555      32,581
Accounts payable and accrued liabilities                   292,149     284,764
Income taxes payable                                         2,659      14,167
                                                         ---------   ---------
   Total current liabilities                               435,937     405,703
8% Convertible subordinated debentures                     145,645     145,645
Nonrecourse borrowings secured by lease commitments        107,307      96,975
Other long-term debt                                       106,379     119,098
Deferred income tax liabilities                              6,545       8,285
                                                         ---------   ---------
   Total liabilities                                       801,813     775,706
                                                         ---------   ---------

Contingencies (Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 40,000,000 shares
 authorized; 3,450,000 shares of $3.50 Convertible
 Exchangeable Preferred Stock issued at
 September 30, 1994, and December 31, 1993,
 $172,500,000 aggregate liquidation preference                  35          35
Common stock, $.10 par value, 150,000,000 shares
 authorized; 44,061,804 shares issued at
 September 30, 1994, and 43,097,788 shares issued
 at December 31, 1993                                        4,406       4,310
Capital in excess of par value                           1,438,560   1,421,860
Accumulated deficit                                       (397,354)   (401,623)
Treasury stock of 35,537 shares at September 30, 1994,
 and 34,349 shares at December 31, 1993                       (770)       (735)
Unearned compensation                                       (5,159)     (6,544)
                                                         ---------   ---------
    Total stockholders' equity                           1,039,718   1,017,303
                                                         ---------   ---------
                                                        $1,841,531  $1,793,009
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

                                                                       Form 10-Q
                                                                         Page 4

                                  STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                      (Unaudited)
                                 (In Thousands of Dollars, Except Per Share Amounts)

                                                         Quarter Ended                   Nine Months Ended
                                                    -----------------------          ------------------------
                                                    09/30/94       09/24/93           09/30/94       09/24/93
                                                    --------       --------          ---------      ---------

Sales                                               $287,131       $182,958         $  732,240     $  632,516
Service and rental revenue                           125,143        124,100            376,573        372,037
                                                    --------       --------          ---------      ---------
   Total revenue                                     412,274        307,058          1,108,813      1,004,553
                                                    --------       --------          ---------      ---------

Cost of sales                                        180,478        148,347            486,222        462,557
Cost of service and rental revenue                    82,894         80,060            240,960        240,290
                                                    --------       --------          ---------      ---------
   Total cost of revenue                             263,372        228,407            727,182        702,847
                                                    --------       --------          ---------      ---------

   Gross profit                                      148,902         78,651            381,631        301,706

Research and product development costs                45,782         46,862            122,223        120,754
Marketing, general, administrative and other
   income and expense, net                            80,695         85,720            242,746        237,335
Restructuring and other charges (Note 4)                             69,537                            69,900
                                                    --------       --------          ---------      ---------
   Operating profit (loss)                            22,425       (123,468)            16,662       (126,283)

Interest expense                                      10,453         10,517             30,884         33,322
Interest income                                      (11,278)       (13,008)           (34,247)       (40,964)
                                                    --------       --------          ---------      ---------
   Income (loss) before income taxes and
      cumulative effect of accounting change          23,250       (120,977)            20,025       (118,641)

Provision for income taxes                             4,700          1,900              6,700          5,500
                                                    --------       --------          ---------      ---------
   Income (loss) before cumulative effect
      of accounting change                            18,550       (122,877)            13,325       (124,141)

Cumulative effect on prior years of change in
   method of accounting for income taxes (Note 5)                                                      40,000
                                                    --------        -------          ---------      ---------
   Net income (loss)                                  18,550       (122,877)            13,325        (84,141)

Preferred stock dividend                               3,018          3,019              9,056          6,786
                                                    --------       --------          ---------      ---------
   Income (loss) applicable to common shares      $   15,532      $(125,896)        $    4,269     $  (90,927)
                                                    ========       ========          =========      =========

EARNINGS (LOSS) PER COMMON SHARE
   Income (loss) before cumulative effect of
        accounting change                           $   0.35       $  (2.94)        $     0.10     $    (3.06)
   Cumulative effect on prior years of change
        in method of accounting for income taxes                                                         0.93
                                                    --------       --------          ---------      ---------
                                                    $   0.35       $  (2.94)        $     0.10     $    (2.13)
                                                    ========       ========          =========      =========
     Weighted average common shares
        and equivalents                               44,733         42,846             44,481         42,725
                                                    ========       ========          =========      =========

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

                                                                       Form 10-Q
                                                                         Page 5

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (In Thousands of Dollars)

                                                        Nine Months Ended
                                                  ---------------------------
                                                    09/30/94         09/24/93
                                                  ----------       ----------
OPERATING ACTIVITIES
Cash received from customers                     $ 1,107,321      $ 1,135,603
Cash paid to suppliers and employees              (1,144,660)      (1,050,787)
Interest received                                     34,247           40,800
Interest paid                                        (27,237)         (32,148)
Income taxes paid                                    (19,940)         (15,271)
                                                  ----------       ----------
   Net cash from (used in) operating activities      (50,269)          78,197
                                                  ----------       ----------
INVESTING ACTIVITIES
Short-term investments, net                           16,042          (15,418)
Purchase of property, plant and equipment            (72,537)         (47,494)
Other assets, net                                    (12,458)          (7,295)
                                                  ----------       ----------
   Net cash used in investing activities             (68,953)         (70,207)
                                                  ----------       ----------
FINANCING ACTIVITIES
Borrowings under revolving credit agreement           35,000
Proceeds from nonrecourse borrowings                 130,884           70,886
Repayments of nonrecourse borrowings                (119,550)        (111,955)
Proceeds from other debt                              17,010            5,627
Repayments of other debt                             (35,625)         (19,665)
Proceeds from employee stock plans and warrants       14,262            5,639
Proceeds from preferred stock offering, net                           166,479
Preferred stock dividends paid                        (9,056)          (6,440)
                                                  ----------       ----------
   Net cash from financing activities                 32,925          110,571
                                                  ----------       ----------
   Effect of exchange rate changes on cash            19,601           (2,616)
                                                  ----------       ----------
Increase (decrease) in cash and cash equivalents     (66,696)         115,945
   Cash and cash equivalents - beginning
     of the period                                   255,062          117,954
                                                  ----------       ----------
Cash and cash equivalents - end of the period    $   188,366      $   233,899
                                                  ==========       ==========
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
FROM (USED IN) OPERATING ACTIVITIES
Net income (loss)                                $    13,325      $   (84,141)
Cumulative effect of accounting change (Note 5)                       (40,000)
Restructuring and other charges (Note 4)                               69,505
Depreciation and amortization expense                132,402          111,791
Deferred income taxes                                 (1,673)          (6,326)
Translation (gain) loss                              (16,287)           1,798
Other non-cash adjustments to income                   1,685            1,779
(Increase) decrease in accounts receivable           (31,836)          95,977
Decrease in notes receivable and sales-type leases    35,094           57,970
Increase in inventories                              (80,728)         (52,793)
Increase in computer equipment, net                  (75,065)         (42,127)
Increase in spare parts, net                         (20,163)         (15,636)
Increase (decrease) in accounts payable and
  accrued liabilities                                  4,544          (16,155)
Decrease in income taxes payable                     (11,567)          (3,445)
                                                  ----------       ----------
   Net cash from (used in) operating activities  $   (50,269)     $    78,197
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

                                                                       Form 10-Q
                                                                         Page 6

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                             SUPPLEMENTARY NOTES TO
                        CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PREPARATION
- -----------------------------


The accompanying consolidated financial statements of Storage Technology Corporation and its subsidiaries (StorageTek or the Company) have been prepared in accordance with the Securities and Exchange Commission requirements for Form 10-Q. In the opinion of management, these statements reflect all adjustments necessary for the fair presentation of results for the periods presented, and such adjustments are of a normal, recurring nature. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

NOTE 2 - INVENTORIES
- --------------------


Inventories consist of the following (in thousands of dollars):

                                    09/30/94        12/31/93
                                    --------        --------
     Raw Materials                  $ 54,396        $ 38,991
     Work-In-Process                 112,937          66,668
     Finished Goods                  112,235          97,598
                                     -------         -------
                                    $279,568        $203,257
                                     =======         =======

NOTE 3 - LITIGATION
- -------------------


In the second quarter of 1992, seven purported class actions were filed in the U.S. District Court for the District of Colorado against the Company and certain of its officers and directors. These actions were subsequently consolidated into a single action, and a consolidated amended complaint was filed on July 7, 1992, seeking an unspecified amount of damages. The complaint alleged that the defendants failed to properly disclose the status of development of a new product and the Company's business prospects. The complaint further alleged that the individual defendants sold shares of the Company's common stock based on material inside information, in violation of federal securities and common law. Following the court's ruling on the defendants' motion to dismiss, a ruling which dismissed several of the fraud and insider trading claims against a number of the individual defendants, the class plaintiffs filed a second, and then a third, amended complaint which renewed many of the dismissed fraud and insider trading claims and sought to extend the class period to November 9, 1992. In response to the defendants' second motion to dismiss, the court refused to extend the class period, but did not dismiss any of the claims as pleaded in the third amended complaint. The court has certified a class consisting (with certain exceptions) of those who purchased StorageTek's common stock and related securities from December 23,

                                                                       Form 10-Q
                                                                         Page 7

1991, to August 8, 1992. Depositions of Company employees and other potential witnesses commenced in August 1993 and are expected to continue through 1994.
In addition to the class action, a shareholder derivative action was filed in the second quarter of 1992 based on substantially similar factual allegations and the derivative action has been consolidated with the class action. No trial dates have been established. The Company believes the suits are without merit and intends to vigorously defend against them. There can be no guarantee, however, that the cases will result in decisions favorable to the Company. In the event of an adverse decision, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable. In the derivative action, any recovery would be the property of the Company.

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

On September 23, 1994, EMC Corp. filed suit in U.S. District Court in Wilmington, Delaware, alleging infringement of a patent pertaining to disk storage technology. The complaint seeks an injunction, treble damages in an unspecified amount and an award of attorney fees and costs. The Company has filed an answer. The Company believes the suit is without merit and intends to vigorously defend against the suit.

In addition, the Company is involved in various other less significant legal proceedings. The outcomes of these legal proceedings are not expected to have a material adverse effect on the financial condition or operations of the Company based on the Company's current understanding of the relevant facts and law.

NOTE 4 - RESTRUCTURING AND OTHER CHARGES
- ----------------------------------------

In the third quarter and nine months of 1993, the Company recorded restructuring and other charges of $69,537,000 and $69,900,000, respectively. The restructuring component of these charges, which totaled $69,250,000, principally relates to the reorganization of the Company's midrange business. The restructuring charge represented specific, incremental and direct costs resulting from the adoption by the Company of a formal action plan during the third quarter of 1993 for restructuring its midrange business. The restructuring charges included the writedown of residual interests associated with net investments in sales-type leases of approximately $19,400,000; inventory writedowns of approximately $13,500,000; the writedown of

                                                                       Form 10-Q
                                                                         Page 8

goodwill associated with midrange products which were de-emphasized or discontinued of approximately $12,800,000; and estimated severance costs of approximately $8,500,000. Merger and consolidation expenses of $287,000, and $650,000 were also recognized during the third quarter and nine months of 1993, respectively, in connection with the merger with Amperif Corporation.

NOTE 5 - ACCOUNTING FOR INCOME TAXES
- ------------------------------------

Effective as of the beginning of fiscal 1993, the Company changed its method of accounting for income taxes to comply with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. A one-time benefit of $40,000,000 was recognized in 1993 as a result of the adoption of the new income tax accounting standard on a prospective basis.

NOTE 6 - NETWORK SYSTEMS MERGER
- -------------------------------

On August 8, 1994, the Company entered into an Agreement and Plan of Merger with Network Systems Corporation (Network Systems). When the merger is consummated, Network Systems will become a wholly owned subsidiary of the Company. The transaction is expected to be completed in January 1995. If the merger has not been consummated, either party may terminate the agreement after February 28, 1995. In the proposed transaction, each share of Network Systems common stock will be exchanged for 0.2618 of a share of the Company's common stock. The Company currently expects to issue approximately 7.9 million shares of common stock in exchange for Network Systems' outstanding common stock and will reserve an additional 600,000 shares for outstanding employee stock options. In the event the average price of the Company's common stock is below $30.37 per share during a ten-day period immediately preceding the closing, as calculated pursuant to the agreement, the parties will have the option of renegotiating the value of the transaction or terminating the agreement. The merger is intended to be accounted for as a pooling of interests. Completion of the merger is subject to, among other things, approval of the shareholders of Network Systems.

Network Systems designs, manufactures, markets and services, worldwide, computer networking products. The following schedule presents selected financial data for Network Systems as reported for the nine-month period ended September 30, 1994, and for each of the three years ended December 31, 1993 (in thousands of dollars).

                          Nine Months
                             Ended                 Year Ended
                            --------     -----------------------------
                            09/30/94     12/31/93   12/31/92  12/31/91
                            --------     --------   --------  --------
Revenue                     $176,426     $215,558   $219,118  $198,728
Net income (loss)              2,705        2,207    (39,674)   15,214
Total assets                 295,821      305,481    293,425   342,811
Total debt                     1,000        1,000      1,000     2,822
Stockholders' equity         231,655      223,381    229,949   274,143

                                                                       Form 10-Q
                                                                         Page 9

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1994


GENERAL
- -------

Storage Technology Corporation and its subsidiaries (StorageTek or the Company) reported net income for the third quarter ended September 30, 1994, of $18.6 million on revenue of $412.3 million, compared to a net loss for the third quarter ended September 24, 1993, of $122.9 million on revenue of $307.1 million. Net income of $13.3 million was reported for the nine months of 1994 on revenue of $1.1 billion, compared to a net loss of $84.1 million for the nine months of 1993 on revenue of $1.0 billion.

Revenue increased 34% and 10% in the third quarter and nine months of 1994, compared to the same periods in 1993, respectively. The Company experienced increased sales of Silverton 4490 (Silverton), a 36-track tape offering; PowderHorn 9310 (PowderHorn), an Automated Cartridge System (ACS) library; and incremental sales revenue from the Iceberg 9200 Disk Array Subsystem (Iceberg). These increases were partially offset by decreased sales of the Company's first generation 4400 ACS Library and midrange products. The Company's improved operating results in the nine months of 1994 resulted from increased gross profit contributions associated with sales of Iceberg, Silverton, and PowderHorn. Operating results for the nine months of 1993 were reduced by restructuring and other charges of $69.9 million principally relating to the reorganization of the Company's midrange business. While the Company's midrange business is currently operating near breakeven, revenue and profit margins from the midrange business continued to fall short of the Company's expectations.
The Company's operating results in the third quarter of 1994 were also pressured by the discontinuance of austerity measures, including salary reductions, instituted in late 1992.

The Company's cash and short-term investments decreased by $82.7 million during the nine months of 1994 primarily as a result of significant investment associated with the ramp-up of production for new products, and delivery of these products to customers for evaluation and acceptance prior to cash collection of the associated revenue. The Company anticipates its operating and capital requirements will diminish in 1995, as product ramp-up activities level off.

The Company anticipates its operating results will improve in the fourth quarter of 1994. While the Company has not fully established its operating plan for 1995, it anticipates improving operating results. Improvements are, however, significantly dependent upon the continuing success of its new products and attaining targeted expense ratios. The Company is currently evaluating various activities it should take to further improve its

                                                                       Form 10-Q
                                                                         Page 10

product margins and reduce operating expenses based on anticipated product development schedules and the competitive environment. Other factors which may affect future results include the Company's ability to develop and ship new products on a timely basis, the introduction of new products by competitors, and technological advances within the computer industry, among others. See "OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS," below.

See Supplementary Note 6 to the Company's Consolidated Financial Statements and "NETWORK SYSTEMS MERGER," below, for further discussion of the anticipated merger with Network Systems Corporation (Network Systems). The transaction is expected to be completed in January 1995 and result in one-time merger and consolidation charges of between $6 million and $8 million.

The following table, stated as a percentage of total revenue, presents consolidated statement of operations information and revenue by product line which includes product sales, service and rental, and software revenue.

                                        Quarter Ended      Nine Months Ended
                                    -------------------   -------------------
                                    09/30/94   09/24/93   09/30/94   09/24/93
                                    --------   --------   --------   --------
Revenue:
   Serial Access Subsystems             63.5%      61.1%      65.1%      61.0%
   Random Access Subsystems             17.1        8.8       12.0       10.3
   Midrange Systems                     14.7       22.7       17.7       22.3
   Other                                 4.7        7.4        5.2        6.4
                                       -----      -----      -----      -----
      Total revenue                    100.0      100.0      100.0      100.0
Cost of revenue                         63.9       74.4       65.6       70.0
                                       -----      -----      -----      -----
      Gross profit                      36.1       25.6       34.4       30.0
Research and product development
  costs                                 11.1       15.3       11.0       12.0
Marketing, general, administrative
  and other income and expense, net     19.6       27.9       21.9       23.6
Restructuring and other charges                    22.6                   7.0
                                       -----      -----      -----      -----
      Operating profit (loss)            5.4      (40.2)       1.5      (12.6)
Interest (income) expense, net          (0.2)      (0.8)      (0.3)      (0.8)
                                       -----      -----      -----      -----
      Income (loss) before income
        taxes and cumulative effect
        of accounting change             5.6      (39.4)       1.8      (11.8)
Provision for income taxes               1.1        0.6        0.6        0.6
                                       -----      -----      -----      -----
      Income (loss) before cumulative
        effect of accounting change      4.5      (40.0)       1.2      (12.4)
Cumulative effect on prior years of
  change in method of accounting
  for income taxes                                                        4.0
                                       -----      -----      -----      -----
      Net income (loss)                  4.5%     (40.0)%      1.2%      (8.4)%
                                       =====      =====      =====      =====

                                                                       Form 10-Q
                                                                         Page 11

REVENUE
- -------

SERIAL ACCESS SUBSYSTEMS

Revenue from serial access subsystem products increased 39% and 18% in the third quarter and nine months of 1994, respectively, compared to the same periods in 1993. Sales of PowderHorn and Silverton were partially offset by decreased sales of the Company's first generation 4400 ACS library. Sales of the Company's 4480 18-track cartridge system also declined slightly during the third quarter and nine months of 1994.

The Company anticipates its serial access product revenue will continue to increase through 1995, primarily due to increased sales associated with PowderHorn, Silverton, and other new serial access products, including Timberline, a 36-track high-performance tape subsystem which began production shipments in October 1994. Increased sales from these tape and library products are expected to more than offset declining revenue from the Company's first generation library and tape products. The serial access product family generates more revenue than any other product line of the Company and continues to be a major element of the Company's plans for the foreseeable future.

RANDOM ACCESS SUBSYSTEMS

Revenue from random access subsystem products increased 161% and 29% in the third quarter and nine months of 1994, respectively, compared to the same periods in 1993. These increases reflect the manufacturing ramp-up and broadening customer acceptance of Iceberg. Iceberg reached general availability during the second quarter of 1994. Since the inception of the program, more than 90 Iceberg subsystems had been revenue recognized through the end of the third quarter. Initial revenue was received during the third quarter from the Company's new Nordique 9100 Disk Array Subsystem (Nordique), an IBM mainframe and open systems attachment disk array product targeted at the lower end of large systems marketplace, as well as the UNIX marketplace.

The Company is committing substantial resources to develop additional functions and features for Iceberg. The Company anticipates Iceberg sales will continue to increase through 1995 as these new features and functions become available. Significant revenue contribution from Iceberg is, however, dependent upon continued customer acceptance of Iceberg in light of existing and anticipated competitive offerings in the direct access storage device (DASD) marketplace. The Company anticipates that the marketplace for Nordique will be intensely price competitive. Other new DASD products are targeted for availability in the first half of 1995. While the Company believes the development and introduction schedules for its new DASD products are achievable, there is no assurance that a they can be met.

                                                                       Form 10-Q
                                                                         Page 12

MIDRANGE SYSTEMS

Revenue from midrange system products decreased 13% in both the third quarter and nine months of 1994, compared to the respective periods in 1993. While the Company's midrange business is currently operating near breakeven, midrange revenue and operating profits continue to be adversely affected by steep price erosion in the midrange DASD marketplace. Further, the restructuring plan adopted in the third quarter of 1993 has resulted in reduced midrange revenues as was anticipated at the time the restructuring was adopted.

Going forward, the Company plans to continue to expand its marketing efforts on open systems and value-added AS/400 tape products and to reduce emphasis on certain segments of the midrange DASD marketplace. These actions are expected to strengthen the midrange business; however, price erosion in this intensely competitive marketplace is expected to continue. Accordingly, there can be no assurance that the Company's midrange business will be profitable in the future.

OTHER

Revenue from other products decreased 14% and 10% in the third quarter and nine months of 1994, respectively, compared to the same periods in 1993, due to a decrease in printer product revenue. Printer product revenue will continue to decline as the Company continues to wind down these operations. Sales of the Company's NearNet network storage manager (NearNet) have not yet met the Company's expectations and no significant revenue contribution from NearNet is anticipated in the near term.

GROSS PROFIT
- ------------

Overall gross profit increased to 36% and 34% for the third quarter and the nine months of 1994, respectively, compared to 26% and 30% for the same periods of 1993, primarily due to increased product sales margins.

Gross profit on product sales increased to 37% and 34% for the third quarter and nine months of 1994, respectively, compared to 19% and 27% for the same periods of 1993, primarily as a result of a favorable mix of higher margin products sold during the quarter and reduced revenue contribution from midrange products, which generally have lower margins. These favorable trends in product sales margins more than offset charges of approximately $12 million associated with the writedown of midrange inventory during the nine months of 1994 resulting from continued price erosion in the midrange DASD marketplace.

                                                                       Form 10-Q
                                                                         Page 13

Gross profit on service and rental revenue was 34% and 36% in the third quarter and nine months of 1994, respectively, compared to 35% in the same periods of 1993. The decrease in service and rental margins in the third quarter of 1994 was primarily due to higher operating costs as a result of the discontinuance of austerity measures instituted in 1992.

While the Company anticipates its product sales margins will improve during the fourth quarter of 1994, future sales margins are significantly dependent upon the mix of products sold and price competition in the marketplace. These factors, coupled with rapid technological changes in the industry, may also result in inventory writedowns. Service margins also may be adversely affected in the future due to increased costs associated with the installation of new products, and longer warranty periods for Iceberg and other products.

RESEARCH AND PRODUCT DEVELOPMENT
- --------------------------------

Research and product development expenditures were largely unchanged in both the third quarter and nine months of 1994, compared to the same periods of 1993, as the Company completed several of its major product development programs and shifted resources to the development of enhancements for these recently introduced products. The Company anticipates investment in research and development activities in 1995 at levels similar to that in 1994.

MARKETING, GENERAL, ADMINISTRATIVE AND OTHER
- --------------------------------------------

Marketing, general, administrative and other income and expense (MG&A) decreased 6% in the third quarter of 1994, compared to the third quarter of 1993, primarily due to lower operating expenses resulting from the 1993 restructuring associated with the Company's midrange business. This decrease was partially offset by increased operating expenses as a result of higher sales volumes and the discontinuance of austerity measures. Gains and losses associated with foreign currency transactions and translation adjustments, net of associated hedging results, aggregated a net gain of $0.5 million in the third quarter of 1994, compared to a net loss of $1.1 million in the same period of 1993.

MG&A was largely unchanged for the nine months of 1994, compared to the same period of 1993. Increases in MG&A were primarily due to an increase in operating expenses as a result of the introduction of new products and higher sales volumes. These increases were offset by lower operating expenses related to the Company's restructured midrange business and favorable movements in foreign currency exchange rates. Gains and losses associated with foreign currency transactions and translation adjustments, net of associated hedging results, aggregated a net loss of $0.5 million for the nine months of 1994, compared to a net loss of $6.7 million in the same period of 1993.

                                                                       Form 10-Q
                                                                         Page 14

See "INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES" for further discussion of the foreign exchange risks associated with the Company's international operations and the related foreign currency hedging activities.

RESTRUCTURING AND OTHER CHARGES
- -------------------------------

As further discussed in Supplementary Note 4 to the Company's Consolidated Financial Statements, the Company recorded restructuring and other charges of $69.5 million and $69.9 million during the third quarter and nine months of 1993, respectively, principally relating to the reorganization of its midrange business. The restructuring was made in an effort to yield both improved operating performance and expense reductions. The restructuring yielded expense reductions of $10 million in the fourth quarter of 1993 and is expected to yield expense reductions of almost $40 million during 1994. As of the end of the third quarter of 1994, substantially all of the accruals taken in connection with the restructuring had been paid out by the Company. No material cash outflows are anticipated to result from this restructuring in the future.

INTEREST INCOME AND EXPENSE
- ---------------------------

Interest income decreased 13% and 16% in the third quarter and nine months of 1994, respectively, compared to the same periods of 1993, due primarily to a reduction in net investment in sales-type lease balances and lower interest rates.

Interest expense was largely unchanged in the third quarter of 1994, compared to the same period of 1993. Interest expense decreased 7% for the nine months of 1994, compared to the same period of 1993, due primarily to lower interest rates and lower levels of nonrecourse borrowings in the first half of 1994, as compared to the same period in 1993.

INCOME TAXES
- ------------

A one-time benefit of $40 million was recognized in the first quarter of 1993 as a result of the required adoption of SFAS No. 109, Accounting for Income Taxes, on a prospective basis.

SFAS No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company's earnings history, the Company's near-term earnings expectations and possible reductions in the Company's net operating loss carryforwards as a result of proposed adjustments by the Internal Revenue Service to the Company's previously filed federal income tax returns. Based on the currently available information, management has determined that the Company will more likely than not realize $52 million of its deferred income tax assets as of September 30, 1994.

                                                                       Form 10-Q
                                                                         Page 15

The Company's provision for income taxes relates primarily to taxable earnings associated with its international operations. The Company's effective tax rate can be subject to significant fluctuations due to dynamics associated with the mix of its U.S. and international taxable earnings.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

WORKING CAPITAL

The Company's cash balances decreased $66.7 million and short-term investments decreased $16.0 million from December 31, 1993, to September 30, 1994. The current ratio decreased from 2.2 as of December 31, 1993, to 2.0 as of September 30, 1994. Net cash used in operating activities was $50.3 million for the nine months of 1994, compared to net cash provided by operations of $78.2 million for the nine months of 1993. The decrease in cash and short-term investments during the nine months of 1994 primarily resulted from a significant investment in inventory and computer equipment as the Company continues to ramp-up production for new products and delivers these products to customers for evaluation and acceptance prior to recognizing the associated revenue. Accounts receivable increased from $218.7 million as of December 31, 1993, to $256.5 million as of September 30, 1994, due primarily to increased sales volume near the end of the third quarter of 1994.

AVAILABLE FINANCING LINES

On September 28, 1994, the Company amended its secured multicurrency credit agreement with a group of U.S. and international banks (the Revolver) to increase the credit facility from $150 million to $200 million and to extend the facility through March 1996. In addition, the Revolver was modified to increase the total amount available under the borrowing base. The interest rates available under the Revolver depend on the type of advance selected; however, the primary advance rate is the agent bank's prime lending rate (7.75% at September 30, 1994). The total amount available under the Revolver is limited to a percentage of the Company's eligible accounts receivable, lease assets (primarily net investments in sales-type leases not previously utilized for other secured borrowings), and computer equipment awaiting revenue recognition. To obtain funds under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. As of September 30, 1994, the Company had outstanding advances of $35 million and, based on the amount of eligible accounts receivable, lease assets and computer equipment assigned to the Revolver, had approximately $84 million of available credit remaining.

In addition to the Revolver, the Company had lease assets in excess of $90 million available for financing as of September 30, 1994. Subject to credit approval, the Company can borrow against a portion of these lease assets through existing unused committed lease discounting lines. The Company believes it can increase these lease discounting lines, if needed, or fund its operating and capital requirements through

                                                                       Form 10-Q
                                                                         Page 16

other forms of asset-backed financings. At the Company's option, a portion of these lease assets can also be utilized for borrowings under the Revolver.

In order to sustain desired levels of cash balances, StorageTek may from time-to
- -time borrow against its Revolver. StorageTek believes it has adequate working capital and financing capabilities to meet its anticipated operating and capital requirements for the next twelve months, including new product offerings. Over the longer term, StorageTek intends to continue to commit substantial amounts of its resources to research and development projects and may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. StorageTek may seek to fund these activities or possible transactions through the issuance of additional equity or debt. The issuance of equity or convertible debt securities could result in dilution to StorageTek's stockholders. There can be no assurance that such additional financing, if required, can be completed on terms acceptable to StorageTek.

LONG-TERM DEBT-TO-EQUITY

The Company's long-term debt-to-equity ratio decreased to 35% as of September 30, 1994, from 36% as of December 31, 1993. These debt-to-equity ratios include $107.3 million and $97.0 million, respectively, of long-term nonrecourse borrowings secured by customer lease commitments included within total assets (primarily net investment in sales-type leases). Excluding long-term nonrecourse borrowings, the Company's long-term debt-to-equity ratio decreased to 24% as of September 30, 1994, from 26% as of December 31, 1993.

REPAYMENT OBLIGATIONS

Pursuant to the indenture related to the Company's 8% Convertible Subordinated Debentures due 2015 (Convertible Debentures), the Company is required to make semiannual interest payments on the $145.6 million principal amount of Convertible Debentures outstanding. The Convertible Debentures are currently redeemable at the option of StorageTek at a premium of 4.8%, and are redeemable at decreasing premiums through May 30, 2000. Convertible Debentures in the principal amount of $8 million per annum, plus accrued interest, must be redeemed beginning May 31, 2000, through a sinking fund which provides for the retirement of 75% of the Convertible Debentures prior to their maturity on May 31, 2015. Convertible Debentures purchased by the Company in the open market and Convertible Debentures converted to common stock may be applied to the sinking fund requirements. As of September 30, 1994, the Company held Convertible Debentures in the principal amount of $14.3 million available for sinking fund payments.

In connection with the Company's 9.53% Senior Secured Notes due August 31, 1996 (the Notes), the Company is required to make semiannual interest payments on the $55 million principal amount outstanding. The Notes are redeemable at the option of the Company, in whole or in part, from time to time, at a premium which is determined

                                                                       Form 10-Q
                                                                         Page 17

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

INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES
- -----------------------------------------------

Currently, over 35 percent of the Company's revenue is generated by its international operations. As a result, the Company's operations and financial results can be materially affected by changes in foreign currency exchange rates. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations as a significant portion of the Company's product sales and service costs associated with this revenue is denominated in U.S. dollars.

In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a hedging program which utilizes foreign currency options and forward exchange contracts. The Company utilizes foreign currency options, generally with maturities of less than one year, to hedge its exposure to exchange-rate fluctuations in connection with anticipated sales revenue from its international operations. Gains and losses on the options are deferred and recognized as an adjustment to the hedged sales revenue. The Company also utilizes forward exchange contracts, generally with maturities of less than two months, to hedge its exposure to exchange-rate fluctuations in connection with net monetary assets held in foreign currencies. The forward contracts are marked-to-market each month with any gains or losses recognized within MG&A as an adjustment to the foreign exchange gains and losses on the translation of net monetary assets.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS
- --------------------------------------------

The Company believes that successful and timely development and shipment of its new products will play a key role in determining its competitive strength during the next several years. The Company has recently introduced many new and enhanced products and has plans to introduce additional products in 1995. There can be no assurance that the Company will successfully develop, manufacture or market these products.

The Company's strategic plans assume that its Iceberg and new DASD products in development will serve as a significant source of revenue in 1995. While the Company believes the development and introduction schedules for these products are achievable, there is no assurance that they can be met. If, as part of the development and testing of these DASD products, significant problems arise which result in material

                                                                       Form 10-Q
                                                                         Page 18

delays in their availability, expected revenue would be delayed or lost, and such delays would adversely affect the Company's financial results.

The Company competes with several large, multinational companies having substantially greater resources than the Company's, principally, IBM, Fujitsu Limited and Hitachi Ltd., as well as other midsized companies. Because of the significance of the IBM mainframe and midrange operating environments, many of the Company's products are designed to be compatible with certain IBM operating systems and many of its products function like IBM equipment. As a result, the Company's business has been and in the future may be adversely affected by a number of factors including, among others, modifications in the design or configuration of IBM computer systems; the announcement and introduction of new products by competitors; continuing changes in customer requirements such as migration toward networked computing; and price competition for comparable systems, equipment or services. The Company's ability to sustain or increase sales levels depends to a significant extent upon acceptance of and continued demand for the many recently introduced products, and products planned for introduction in the future. There can be no assurance that the Company's current product offerings, products in development, or products in the early stages of market introduction will achieve or sustain market acceptance.

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

                                                                       Form 10-Q
                                                                         Page 19

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

NETWORK SYSTEMS MERGER
- ----------------------

As more fully discussed in Supplementary Note 4 to the Consolidated Financial Statements, on August 8, 1994, the Company entered into an Agreement and Plan of Merger with Network Systems. When the merger is consummated, Network Systems will become a wholly owned subsidiary of the Company. The transaction is expected to be completed in January of 1995.

One-time merger and consolidation charges of between $6 and $8 million are expected to be recognized at the time the merger is consummated. These one-time charges may have a material impact on the results of operations in the quarter the merger is consummated, however, the charges are not expected to materially impact StorageTek's liquidity.

                                                                       Form 10-Q
                                                                         Page 20

SUPPLEMENTAL INFORMATION TO FORM 10-Q
- -------------------------------------

NEW PRODUCT DEVELOPMENT

StorageTek has three principal information storage and retrieval product lines: serial access subsystems (tape devices and automated library systems); random access subsystems (disk array, solid-state and rotating DASD); and midrange computer products. The following table lists certain significant products recently introduced or currently being developed by StorageTek and the development status of each product as of October 31, 1994:

      Product                                   Status
  -------------------------                --------------------
  Serial Access Subsystems
  ------------------------
    PowderHorn....................................... Available
    Silverton.........................................Available
    Timberline.................................Early production
    Redwood...................................Prototype testing

  Random Access Subsystems
  ------------------------
    Iceberg (1).......................................Available
    Nordique..........................................Available
    Arctic Fox................................Prototype testing
    Kodiak................................Prototype engineering

  Midrange Systems
  ----------------
    Alpine............................................Available
    Highlands.........................................Available
    Northfield........................................Available
    Twin Peaks............................Prototype engineering

  Other Products
  --------------
    Nearnet ..........................................Available
________________________

(1) Various Iceberg software, including Iceberg Extended Facilities Product and Iceberg Extended Operator Facility, designed for use with Iceberg, became generally available in Q2 1994.


INTELLECTUAL PROPERTY

StorageTek's policy is to apply for patents, or other appropriate proprietary or statutory protection when it develops new or improved technology which are important to StorageTek's business. StorageTek holds over 220 U.S. patents and foreign counterparts to many of these patents in relevant markets, covering various aspects of its products, that expire from 1995 through 2001, and has pending 135 U.S. patent applications, including 20 that have been allowed and are expected to be formally issued, and pending foreign counterparts to many of these applications. StorageTek

                                                                       Form 10-Q
                                                                         Page 21

also has licenses to use patents held by others. StorageTek owns, has license rights to, and/or has applied to register, over 40 trademarks, mask works and copyrights. Taken as a whole, these assets are material to StorageTek's business. However, no individual patent, trademark or other item of proprietary information is singly material to StorageTek's business.

From time to time, StorageTek has commenced actions against other companies to protect or enforce its intellectual property rights. Similarly, StorageTek from time to time has been notified that it may be infringing certain patent or other intellectual property rights of others. Although licenses are generally offered in such situations, there can be no assurance that litigation will not be commenced in the future regarding patents, mask works, copyrights, trademarks or trade secrets, or that any licenses or other rights can be obtained on acceptable terms. StorageTek is currently engaged in certain proceedings relating to its intellectual property and patent infringement. See Part II,
Item 1 of this Form 10-Q.

ENVIRONMENT

Compliance by StorageTek with provisions of federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material adverse effect on StorageTek. For the current year and for fiscal year 1995, StorageTek does not have pending and has not budgeted any material estimated expenditures for environmental control facilities. However, liability under environmental legislation is ongoing, regardless of whether or not StorageTek has complied with existing governmental guidelines. Moreover, government regulation of the environment and related compliance costs have increased in recent years. Based upon currently available information, StorageTek does not expect that future compliance with environmental regulations will have a material effect on StorageTek.

                                                                       Form 10-Q
                                                                         Page 22


                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
- --------------------------

See Part II, Item 1, of the Forms 10-Q for the periods ended April 1, 1994, and July 1, 1994.

In the second quarter of 1992, seven purported class actions were filed in the U.S. District Court for the District of Colorado against the Company and certain of its officers and directors. These actions were subsequently consolidated into a single action, and a consolidated amended complaint was filed on July 7, 1992, seeking an unspecified amount of damages. The complaint alleged that the defendants failed to properly disclose the status of development of a new product and the Company's business prospects. The complaint further alleged that the individual defendants sold shares of the Company's common stock based on material inside information, in violation of federal securities and common law. Following the court's ruling on the defendants' motion to dismiss, a ruling which dismissed several of the fraud and insider trading claims against a number of the individual defendants, the class plaintiffs filed a second, and then a third, amended complaint which renewed many of the dismissed fraud and insider trading claims and sought to extend the class period to November 9, 1992. In response to the defendants' second motion to dismiss, the court refused to extend the class period, but did not dismiss any of the claims as pleaded in the third amended complaint. The court has certified a class consisting (with certain exceptions) of those who purchased StorageTek's common stock and related securities from December 23, 1991, to August 8, 1992. Depositions of Company employees and other potential witnesses commenced in August 1993 and are expected to continue through 1994. In addition to the class action, a shareholder derivative action was filed in the second quarter of 1992 based on substantially similar factual allegations and the derivative action has been consolidated with the class action. No trial dates have been established. The Company believes the suits are without merit and intends to vigorously defend against them. There can be no guarantee, however, that the cases will result in decisions favorable to the Company. In the event of an adverse decision, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable. In the derivative action, any recovery would be the property of the Company.

On June 10, 1993, the Company filed suit against EMC Corp. in U.S. District Court for the District of Colorado. The suit currently alleges infringement of a patent pertaining to the Company's disk storage technology. The complaint seeks an injunction prohibiting further infringement, treble damages in an unspecified amount, and an award of attorney fees and costs. EMC Corp. filed an answer and counterclaim on July 20, 1993, alleging, among other things, patent misuse and seeking the invalidation of the Company's patents, damages in an unspecified amount and an award of attorney fees, costs and interest. Discovery has commenced and a trial has been scheduled for early 1995.

                                                                       Form 10-Q
                                                                         Page 23

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

On September 23, 1994, EMC Corp. filed suit in U.S. District Court in Wilmington, Delaware, alleging infringement of a patent pertaining to disk storage technology. The complaint seeks an injunction, treble damages in an unspecified amount and an award of attorney fees and costs. The Company has filed an answer. The Company believes the suit is without merit and intends to vigorously defend against the suit.

In addition, the Company is involved in various other less significant legal proceedings. The outcomes of these legal proceedings are not expected to have a material adverse effect on the financial condition or operations of the Company based on the Company's current understanding of the relevant facts and law.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

     (a)  Exhibits

                        * 10.0 Amended and Restated Multicurrency Credit
                               Agreement dated as of September 28, 1994.

                        * 11.0 Computation of Earnings (Loss) Per Common
                               Share.

                        * 27.0 Financial Data Schedule

     (b)  Reports on Form 8-K

            None.





       *      Indicates Exhibits filed with this Quarterly Report on Form 10-Q.

                                                                       Form 10-Q
                                                                         Page 24

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        STORAGE TECHNOLOGY CORPORATION
                                 (Registrant)




November 14, 1994             /s/ GREGORY A. TYMN
- -----------------       ------------------------------
     (Date)                     Gregory A. Tymn
                           Senior Vice President and
                            Chief Financial Officer





November 14, 1994             /s/ DAVID E. LACEY
- -----------------       ------------------------------
     (Date)                     David E. Lacey
                           Corporate Vice President
                                and Controller













                         STORAGE TECHNOLOGY CORPORATION
                                INDEX TO EXHIBITS


Exhibit   Description
- -------   --------------------------------------------------------

10.0 Amended and Restated Multicurrency Credit Agreement dated as of September 28, 1994.

11.0       Computation of Earnings (Loss) Per Common Share.

27.0      Financial Data Schedule