Form 10-K/A
period 1993-12-31
STORAGE TECHNOLOGY CORP
filed 1995-01-06
CIK 94673

FORM 10-K/A

                                AMENDMENT No. 1

  -------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.  20549


          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the Fiscal Year Ended December 31, 1993

                        As Amended January 6, 1995


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

                                     PART I

ITEM 1.  BUSINESS


General
- - - ---------

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

Principal Products
- - - --------------------

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

Product sales, including software revenue, accounted for approximately 64% of total revenue in 1993, while service and rental income accounted for the balance. Sales, service and rental revenue from the Company's product lines for 1993, 1992 and 1991 were as follows:

                            REVENUE BY PRODUCT LINE

                           Fiscal Year Ended December
                           --------------------------

                         1993               1992                 1991
                         ----               ----                 ----
                  $ million      %   $ million      %     $ million    %
                  ---------     --   ---------     --     ---------   --

Serial Access         875.5   62.3       936.6   60.4       907.4   56.0
Subsystems

Random Access         126.0    9.0       193.3   12.5       218.8   13.5
Subsystems

Midrange              306.8   21.8       324.7   20.9       393.5   24.3
Systems

Other Products         96.5    6.9        96.3    6.2        99.8    6.2
                   --------  -----    --------  -----    --------  -----

  Total             1,404.8  100.0     1,550.9  100.0     1,619.5  100.0
                   ========  =====    ========  =====    ========  =====


Additional information concerning revenue from each of the Company's product lines is found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and geographic information is found in Part III, Item 14, under Note 15, of this Form 10-K.


Serial Access Subsystems

StorageTek is a principal producer and seller of high-performance serial access, or tape, subsystems for the end-user and OEM markets. StorageTek's current line of serial access subsystems is based on its automated cartridge system (ACS) library and magnetic tape products. In 1993, the Company introduced several key products in its serial access subsystems product lines, including the PowderHorn 9310 (PowderHorn(TM)), the Company's second-generation ACS library, WolfCreek 9360 (WolfCreek(TM)), a smaller, high-performance lower-cost library, and Silverton 4490 (Silverton(TM)), a 36-track cartridge subsystem. Also, the Company and Mobius Management Systems, Inc. introduced new software, View Direct(TM), which is designed to expand the range of applications for ACS libraries. The serial access subsystems product line has generated substantially more revenue than any other product line of the Company and continues to be a major element of the Company's plans for the foreseeable future.

Currently, the Company is developing a number of new products for the serial access subsystem market, including the TimberLine(TM) and Redwood(TM) subsystems. TimberLine, designed as a next-generation, high-performance cartridge subsystem that is IBM 3490E compatible, is based on a new architecture and is expected to provide performance and capacity improvements associated with tape subsystems. TimberLine is currently scheduled for availability in the second half of 1994. RedWood is designed as a high-capacity, high-performance mass storage cartridge subsystem which is expected to employ helical-scan technology. RedWood is expected to be compatible with StorageTek libraries and is currently scheduled for availability in the first half of 1995.


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

The new DASD products being developed by the Company include: Iceberg 9200 Disk Array Subsystem (Iceberg(TM)), software products for Iceberg, Nordique 9100 (Nordique(TM)), Arctic Fox and Kodiak.

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


Midrange Systems

StorageTek's midrange products include serial access, random access and other products for IBM AS/400 and other midrange markets. The Company markets its midrange products directly through its subsidiary, XL/Datacomp, Inc., and indirectly through OEM and distributor channels. In the third quarter of 1993, the Company introduced several new products, including the Alpine 9600 Storage Manager (Alpine(TM)), a fault-tolerant disk array subsystem, and a series of smaller, low-cost libraries. The Company restructured its midrange business in the third quarter of 1993 in response to disappointing customer acceptance for Alpine and significant price erosion within the midrange market. The Company is changing its midrange product line, organization, distribution network and service operations to improve operating performance. See "Restructuring and Other Charges" within Management's Discussion and Analysis and Note 14 to the consolidated financial statements for additional information with respect to the Company's restructuring of its midrange business, including quantifications of the significant components of the restructuring charge and the operational and competitive implications of the restructuring.

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


Other Products

StorageTek has increased its software development expenditures during the last several years and plans to continue to invest in the development of new software products. In the fourth quarter of 1993, the Company introduced NearNet 7900 (NearNet(TM)), a combination of hardware and software that automates storage management over a workstation network. StorageTek expects NearNet to serve as the first building block in a series of network solutions. In connection with its introduction of new hardware products, the Company also plans to introduce new software applications which are expected to enhance storage subsystem performance, capability, and storage allocation for better data management and access.

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


Marketing, Distribution and Services
- - - --------------------------------------

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

Manufacturing and Materials
- - - -----------------------------

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


Competition
- - - -------------

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


New Product Development
- - - -------------------------

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


Intellectual Property
- - - -----------------------

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


Environment
- - - -------------

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


Other Matters
- - - ---------------

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

ITEM 2.  PROPERTIES

StorageTek occupies facilities in 15 separate buildings in Boulder County, Colorado, comprising approximately 2.3 million square feet. Of these, approximately 2.2 million square feet are owned by StorageTek and the remaining space is leased. These facilities include StorageTek's executive offices, as well as manufacturing, research and development, and parts storage facilities. In the Palm Bay - Melbourne, Florida area, StorageTek owns and occupies approximately 199,000 square feet of manufacturing facilities. StorageTek also occupies 126,000 square feet of manufacturing facilities in Puerto Rico, of which approximately 72,000 square feet are leased, and leases approximately 37,000 square feet of manufacturing facilities in England. The Company occupies approximately 63,000 square feet of leased development and manufacturing facilities in Chatsworth, California. In addition, StorageTek occupies leased facilities at approximately 295 other locations throughout the world, primarily for sales, customer service and parts storage, as well as for limited research and product development purposes. At the present time, such facilities are adequate for the Company's purposes. The Company has entered into an agreement with the French government to begin leasing in early 1995 approximately 180,000 square feet of manufacturing and engineering facilities currently under construction in Toulouse, France.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
- - - ---------

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

                                                   Year Ended December
                                           ----------------------------------
                                             1993         1992        1991
                                           ----------------------------------
[S]                                        [C]           [C]          [C]
Revenue:
  Serial Access Subsystems                   62.3%        60.4%       56.0%
  Random Access Subsystems                    9.0         12.5        13.5
  Midrange Systems                           21.8         20.9        24.3
  Other                                       6.9          6.2         6.2
                                            -----        -----       -----
     Total revenue                          100.0        100.0       100.0
Cost of revenue                              68.8         69.3        68.2
                                            -----        -----       -----
     Gross profit                            31.2         30.7        31.8
Research and product development costs       11.6          9.8         7.6
Marketing, general, administrative
 and other income and expense, net           23.1         20.3        18.6
Restructuring and other charges               5.3                      0.3
                                            -----        -----       -----
     Operating profit (loss)                 (8.8)         0.6         5.3
Interest (income) expense, net               (0.8)        (1.1)       (1.0)
                                            -----        -----       -----
     Income (loss) before income
      taxes and cumulative effect of
      accounting change                      (8.0)         1.7         6.3
Provision for income taxes                    0.4          1.1         0.8
                                            -----        -----       -----
     Income (loss) before cumulative
      effect of accounting change            (8.4)         0.6         5.5
Cumulative effect on prior years of
 change in method of accounting for
 income taxes                                 2.9
                                            -----        -----       -----
     Net income (loss)                       (5.5)%        0.6%        5.5%
                                            =====        =====       =====

REVENUE
- - - ---------

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

GROSS PROFIT
- - - --------------

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

RESEARCH AND PRODUCT DEVELOPMENT
- - - ----------------------------------

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

MARKETING, GENERAL, ADMINISTRATIVE AND OTHER
- - - ----------------------------------------------

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

See "INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES" for further discussion
     -----------------------------------------------
of the foreign exchange risks associated with the Company's international operations and the related foreign currency hedging activities.

RESTRUCTURING AND OTHER CHARGES
- - - ---------------------------------

As further discussed in Note 14 to the Company's consolidated financial statements, the Company recognized restructuring and other charges of $74.8 million during 1993. Restructuring charges of $69.3 million principally relate to the reorganization of the Company's midrange business. Merger and consolidation expenses of $5.5 million in 1993 and $5.1 million in 1991 were also recognized in connection with the mergers with Amperif and XL/Datacomp, Inc. (Datacomp) respectively.

The restructuring yielded expense reductions of $10 million in the fourth quarter of 1993 and is expected to yield expense reductions of approximately $39 million during 1994. The cost savings during 1994 are expected to result from the following components (in millions of dollars):

      Exit of non-profitable midrange product lines and
         and services                                          $15
      Consolidation of marketing and service organizations      11
      Employee reductions                                        8
      Reduced goodwill amortization                              5
                                                                --
      Total                                                    $39
                                                                ==

Following is a rollforward by quarter of the $12.0 million of restructuring accruals established at the time of the restructuring (in millions of dollars):



                                                    Reclassifications
                                                        to Other
                               Beginning     Cash     Restructuring   Ending
                                Balance    Payments      Charges      Balance
                               ---------   -------- ----------------- -------
Third quarter, 1993             $12.0       $(0.7)                     $11.3
Fourth quarter, 1993             11.3        (4.5)       $(1.2)          5.6
First quarter, 1994               5.6        (2.4)                       3.2
Second quarter, 1994              3.2        (0.9)                       2.3
Third quarter, 1994               2.3        (0.4)                       1.9
                                             ----         ----
   Total                                    $(8.9)       $(1.2)
                                             ====         ====


As of the end of the third quarter of 1994, no material future cash outflows are anticipated to result from this restructuring.

INTEREST INCOME AND EXPENSE
- - - -----------------------------

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

INCOME TAXES
- - - --------------

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

LIQUIDITY AND CAPITAL RESOURCES
- - - ---------------------------------

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

Long-Term Debt-to-Equity

The Company's long-term debt-to-equity ratio decreased to 36% as of December 31, 1993, from 40% as of December 25, 1992, principally as a result of the completion of the Preferred

Stock offering. These debt-to-equity ratios include $97.0 million and $143.1 million, respectively, of long-term nonrecourse borrowings secured by customer lease commitments included within total assets (primarily net investment in sales-type leases). Excluding long- term nonrecourse borrowings, the Company's long-term debt-to-equity ratio increased to 26% as of December 31, 1993, from 24% as of December 25, 1992.

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

INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES
- - - -------------------------------------------------

A significant portion of the Company's revenue is generated by its international operations. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe, principally Germany, France and the United Kingdom; Scandinavia; Japan; Canada and Australia. As a result, the Company's operations and financial results can be materially affected by changes in foreign currency exchange rates. An increase in the exchange value of the U.S. dollar reduces the U.S. dollar value of revenue and profits generated by the Company's international operations because the functional currency for the Company's foreign subsidiaries is the U.S. dollar and a significant portion of the costs associated with this revenue are incurred in the United States.

In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a hedging program which utilizes foreign currency options and forward exchange contracts. The Company utilizes foreign currency options, generally with maturities of less than one year, to hedge its exposure to exchange-rate fluctuations in connection with anticipated sales revenue from its international operations. Gains and losses on the options are deferred and subsequently recognized as an adjustment to the associated sales revenue. The Company also utilizes forward exchange contracts, generally with maturities of less than two months, to hedge its exposure to exchange-rate fluctuations in connection with monetary assets and liabilities held in foreign currencies. Gains and losses on forward contracts are recognized currently within MG&A as adjustments to the foreign exchange gains and losses on the translation of net monetary assets. See Note 13 to the consolidated financial statements for additional information with respect to the Company's foreign currency hedging activities, including an assessment of the market and credit risks associated with these activities.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS
- - - ----------------------------------------------

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  The following documents are filed as a part of this report:

                                                                      PAGE

1.  Financial Statements:
    ---------------------

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

    Consolidated Statement of Operations for the Years Ended
          December 31, 1993, December 25, 1992, and
          December 27, 1991                                            F-2

    Consolidated Statement of Cash Flows for the Years Ended
          December 31, 1993, December 25, 1992, and
          December 27, 1991                                            F-3

    Consolidated Statement of Changes in Stockholders' Equity
          for the Years Ended December 31, 1993, December 25, 1992,
          and December 27, 1991                                        F-4

    Notes to Consolidated Financial Statements                         F-5

    Report of Independent Accountants for Storage Technology
          Corporation                                                  F-28

    Report of Independent Accountants for XL/Datacomp, Inc.            F-29

2.  Financial Statement Schedules:
    ------------------------------

    VIII - Valuation and Qualifying Accounts and Reserves              F-30

    IX - Short-Term Borrowings                                         F-31

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Storage Technology Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  January 6, 1995        STORAGE TECHNOLOGY CORPORATION



                        By:   /s/ GREGORY A. TYMN
                              ---------------------------
                              Gregory A. Tymn
                              Senior Vice President and
                              Chief Financial Officer



                        By:   /s/ DAVID E. LACEY
                              ---------------------------
                              David E. Lacey
                              Corporate Vice President
                              and Controller

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

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Thousands of Dollars)


                                                    Year Ended
                                       ---------------------------------------
                                       December 31, December 25,  December 27,
                                          1993         1992          1991
                                       ---------------------------------------
OPERATING ACTIVITIES
Cash received from customers           $ 1,532,183  $ 1,572,892   $ 1,589,841
Cash paid to suppliers and employees    (1,446,321)  (1,456,835)   (1,415,976)
Interest received                           54,251       67,136        66,765
Interest paid                              (40,519)     (47,751)      (52,603)
Income taxes paid                          (12,048)     (28,327)       (2,089)
Net cash adjustment to conform year
 end of Datacomp (Note 2)                                              (2,816)
                                        ----------   ----------    ----------
 Net cash from operating activities         87,546      107,115       183,122
                                        ----------   ----------    ----------
INVESTING ACTIVITIES
Short-term investments, net                (15,377)      40,227       (39,778)
Purchase of property, plant and
 equipment                                 (67,720)    (106,119)     (111,094)
Business acquisitions, net of cash
 acquired                                               (51,761)
Other assets, net                           (6,945)      (4,136)      (25,484)
                                        ----------   ----------    ----------
 Net cash used in investing activities     (90,042)    (121,789)     (176,356)
                                        ----------   ----------    ----------
FINANCING ACTIVITIES
Proceeds from preferred stock offering,
 net (Note 9)                              166,479
Proceeds from common stock offering,
 net (Note 9)                                                         135,362
Borrowings (repayments) under revolving
 credit agreements, net                                 (19,000)      (72,293)
Proceeds from nonrecourse borrowings        87,508      114,935       145,985
Repayments of nonrecourse borrowings      (147,647)    (150,005)     (200,519)
Proceeds from other debt                    79,740       21,320        79,331
Repayments of other debt                   (44,144)     (27,538)      (39,099)
Proceeds from employee stock plans
 and warrants                               11,468       16,126        15,509
Preferred stock dividend payments
 (Note 9)                                   (9,459)
Proceeds from sale of lease receivables
 (Note 13)                                               50,022
Purchases of treasury stock                              (5,098)
                                        ----------   ----------    ----------
 Net cash from financing activities        143,945          762        64,276
                                        ----------   ----------    ----------
 Effect of exchange rate changes
  on cash                                   (4,341)      (4,884)       (6,675)
                                        ----------   ----------    ----------
Increase (decrease) in cash and cash
 equivalents                               137,108      (18,796)       64,367
Cash and cash equivalents -
 beginning of the year                     117,954      136,750        72,383
                                        ----------   ----------    ----------
Cash and cash equivalents - end of
 the year                              $   255,062  $   117,954   $   136,750
                                        ==========   ==========    ==========
RECONCILIATION OF NET INCOME (LOSS)
TO NET CASH FROM OPERATING ACTIVITIES
Net income (loss)                      $   (77,796) $     9,334   $    89,812
Cumulative effect of accounting
 change (Note 8)                           (40,000)
Restructuring and other charges
 (Note 14)                                  74,772                      5,104
Depreciation and amortization expense      149,891      143,605       113,899
Loss on disposal of property, plant
 and equipment                               5,113        4,675         1,804
(Increase) decrease in accounts
 receivable                                 81,197       19,873       (14,680)
(Increase) decrease in notes
 receivable and sales-type leases           54,605       18,524       (16,499)
(Increase) decrease in inventories         (62,997)       4,354        24,416
Increase in computer equipment, net        (48,730)     (57,532)      (43,943)
Increase in spare parts, net               (19,599)     (30,849)      (17,239)
(Increase) decrease in net deferred
 income tax asset                          (12,535)         578        (1,571)
Increase (decrease) in accounts
 payable                                   (37,113)      14,937        16,193
Increase (decrease) in accrued
 liabilities                                (5,360)     (24,241)       21,635
Increase (decrease) in income taxes
 payable                                     5,487      (11,205)       11,882
Translation loss                             8,069       12,062         1,025
Net cash adjustment to conform year
 end of Datacomp (Note 2)                                              (2,816)
Other                                       12,542        3,000        (5,900)
                                        ----------   ----------    ----------
 Net cash from operating activities    $    87,546  $   107,115   $   183,122
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

TRANSLATION OF FOREIGN CURRENCIES

The functional currency for StorageTek's foreign subsidiaries is the U.S. dollar, reflecting the significant volume of intercompany transactions and associated cash flows which result from the fact that nearly all of the Company's products sold worldwide are manufactured in the United States. Accordingly, monetary assets and liabilities are translated at year-end exchange rates while non-monetary items are translated at historical rates. Revenue and expenses are translated at the average rates in effect during the year, except for cost of sales and depreciation which are translated at historical rates. Foreign currency translation adjustments, net of associated hedging results, and foreign currency transaction losses were $8,802,000 in 1993, compared to losses of $8,372,000 in 1992 and $12,321,000 in 1991. See Note 13 for information with respect to the Company's accounting policies for financial instruments utilized in its foreign currency hedging program.

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

NOTE 2 - BUSINESS COMBINATIONS

AMPERIF CORPORATION

In October 1993, the Company issued approximately 1,300,000 shares of StorageTek common stock in exchange for all of the outstanding common and preferred stock of Amperif Corporation (Amperif). The Company has also reserved approximately 600,000 shares for issuance in connection with Amperif's outstanding warrants and employee stock options. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated for all periods prior to the merger to include the operations of Amperif, adjusted to conform with StorageTek's accounting policies and presentation. Merger and consolidation expenses in the amount of $5,522,000, included within restructuring and other charges on the Consolidated Statement of Operations, were recognized in 1993 in connection with the merger. Amperif designs, manufactures, markets and services high-performance, information storage and retrieval subsystems for mainframe computers.

Separate pre-merger revenue and net income of StorageTek and Amperif were as follows (in thousands of dollars):


                                                  Year Ended
                                   ----------------------------------------
                                      1993           1992           1991
                                   ----------------------------------------
 Revenue:
   Pre-merger
    StorageTek                     $1,065,438     $1,521,487     $1,584,904
    Amperif                            14,311         30,165         35,879
    Merger adjustments                 (1,917)(a)       (707)        (1,263)
                                    ---------      ---------      ---------
                                    1,077,832      1,550,945      1,619,520
   Post-merger                        326,920
                                    ---------      ---------      ---------
                                   $1,404,752     $1,550,945     $1,619,520
                                    =========      =========      =========
 Net income (loss):
   Pre-merger
    StorageTek                     $  (68,572)    $   15,494     $   93,074
    Amperif                           (21,266)        (5,828)        (2,342)
    Merger adjustments                 (2,983)(a)       (332)          (920)
                                    ---------      ---------      ---------
                                      (92,821)         9,334         89,812
   Post-merger                         15,025
                                    ---------      ---------      ---------
                                   $  (77,796)    $    9,334     $   89,812
                                    =========      =========      =========


(a)The adjustments to revenue and net loss in 1993 relate principally to an adjustment to the combined provision for income taxes. The adjustment resulted from an evaluation of the combined companies' tax position. Additionally, an adjustment was made to revenue and cost of revenue, in equal and offsetting amounts, to eliminate transactions between StorageTek and Amperif.


EDATA

In the second quarter of 1992, the Company acquired all of the outstanding equity securities of Edata Scandinavia AB (Edata) for approximately $75,000,000. The acquisition was accounted for as a purchase. Goodwill associated with the acquisition (the excess of purchase price over the estimated fair value of the net assets acquired) of $44,700,000 is included within other assets on the Consolidated Balance Sheet and is being amortized on a straight
- - - - -line basis over 10 years. Edata markets and distributes equipment and systems for storage and management of large volumes of data, and for automation and control of computer centers and information networks in Belgium, Denmark, Finland, Luxembourg, the Netherlands, Norway and Sweden.

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

NOTE 3 - SALES-TYPE AND OPERATING LEASES

The Company offers lease financing to its customers to support the acquisition of StorageTek products. Lease financings are made under both sales-type leases and, to a lesser extent, operating leases. These leases typically provide for a lease term of up to five years and the retention of title to the equipment by StorageTek. The majority of StorageTek's lease financings are currently made within the United States. The components of net investment in sales-type leases are as follows (in thousands of dollars):


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

NOTE 4 - INVENTORIES

Inventories include material, labor and factory overhead and are accounted for at the lower of cost (first-in, first-out method) or market. The Company evaluates the need for reserves associated with obsolete, slow-moving, and nonsalable inventory by reviewing net realizable values on a quarterly basis. The components of inventories are as follows (in thousands of dollars):

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

OPERATING LEASE OBLIGATIONS

StorageTek had various operating leases in effect for certain buildings, sales offices, and machinery and equipment. Rent expense was $37,086,000 in 1993; $37,539,000 in 1992; and $32,363,000 in 1991. Future minimum rental commitments required under all noncancellable operating leases with terms of one year or more are as follows: $28,243,000 in 1994; $22,428,000 in 1995;
$17,769,000 in 1996; $13,178,000 in 1997; $10,761,000 in 1998; and $37,163,000
thereafter. The Company has also entered into an agreement with the French government to begin leasing in early 1995 manufacturing and engineering facilities currently under construction in France.

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

The Company utilizes foreign currency options, generally with maturities of less than one year, to hedge its exposure to exchange-rate fluctuations in connection with anticipated sales revenue from its international operations. Realized and unrealized gains and losses on the options are deferred and subsequently recognized as an adjustment to the associated sales revenue on the Consolidated Statement of Operations. The Company held foreign currency options with a face value of approximately $117,100,000 as of December 31, 1993, and $100,600,000 as of December 25, 1992. Unrealized gains, net of hedging costs, of approximately $1,400,000 as of December 31, 1993, and $5,400,000 as of December 25, 1992, existed in connection with option contracts. The fair value of StorageTek's foreign currency options is estimated by obtaining quotes from banks or brokers.

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

The forward exchange contracts and foreign currency options do not subject the Company to risk due to exchange rate movements as gains and losses on the contracts offset gains and losses on the transactions being hedged. The foreign currency hedging instruments utilized by StorageTek are generally traded over the counter. Further, the Company does not believe there is significant credit risk associated with these contracts as the counterparties to these contracts consist of major international financial institutions, and the Company limits the amount of the contracts it enters into with any one party.

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

SUMMARY

In 1993, the Company recognized restructuring and other charges totaling $74,772,000. Restructuring charges, which totaled $69,250,000, principally relate to the reorganization of the Company's midrange business. Merger and consolidation expenses of $5,522,000 in 1993 and $5,104,000 in 1991 were also recognized in connection with the mergers with Amperif and Datacomp, respectively.

The restructuring charge recognized in the third quarter of 1993 was a direct result of the adoption by the Company of a formal action plan for restructuring its midrange business. This action plan was developed by the Company's management and approved by the Company's Board of Directors in September 1993. The restructuring charges recorded were specific, incremental and direct costs resulting from the restructuring plan and were based upon the facts available as of the end of the third quarter of 1993. Most of the actions called for in the plan were implemented in the fourth quarter of 1993.

BACKGROUND AND ACTION PLAN FOR RESTRUCTURING

In November 1991, StorageTek merged with XL/Datacomp, Inc. (Datacomp), a full-service distributor of midrange computer systems and hardware support services. Datacomp specialized in bundling IBM AS/400 computers with various third-party manufactured data storage products to provide its customers with systems solutions. StorageTek viewed the merger as an opportunity to expand into the midrange marketplace by combining anticipated StorageTek midrange data storage products with Datacomp's customer base and channels of distribution.

During 1992 and the first half of 1993, Datacomp's revenue and profitability declined as a result of delays in the availability of StorageTek manufactured products and steep price declines for midrange DASD products. In addition to Datacomp's past financial results not meeting StorageTek's expectations, preliminary forecast information also became available during the third quarter of 1993 in conjunction with the preparation of StorageTek's 1994 operating plan. This information indicated that a significant improvement in the Company's midrange business prospects was unlikely given the existing midrange business structure.

In July 1993, StorageTek formed a team to review Datacomp's operations with the stated charter of returning Datacomp to profitability. Between July and September 1993, this team held interviews and performed site visits in order to identify opportunities to improve profitability. The team developed a restructuring plan (the "Action Plan") which identified the key elements of the restructuring plan, specific steps to be taken in order to achieve these key elements and the proposed timetable for completing each step. The Action Plan was reviewed and approved by StorageTek's Board of Directors in September 1993 and included the following key elements:

. Improve profit margins by refocusing Datacomp's midrange product line and downsizing its service operations. This included: (1) refocusing efforts and remaining resources in the marketing and leasing of StorageTek manufactured products which were expected to yield higher profit margins, (2) de-emphasizing or eliminating the marketing and leasing of non-StorageTek manufactured products and existing StorageTek manufactured products which were not providing a satisfactory profit margin, and (3) downsizing the midrange customer service base to eliminate unprofitable or marginally profitable service accounts.

. Reduce operating expenses through headcount reductions. These reductions could be achieved by: (1) consolidating various marketing and customer service operations, (2) downsizing the midrange organization to reflect the intensely competitive marketplace and expected near-term business prospects, and (3) discontinuing non-strategic business operations.

COMPONENTS OF RESTRUCTURING CHARGE

Following is an itemization of the components included within the Company's 1993 restructuring charge (in millions of dollars):

                                                  Non-cash Asset
                                                    Writedowns      Accruals       Total
                                                  --------------------------------------
Residual interests associated with
  lease receivables                                   $19.4                        $19.4
Inventory                                              13.5                         13.5
Goodwill                                               12.8                         12.8
Severance                                                             $8.5           8.5
Lease terminations and fixed assets                     1.0            3.5           4.5
Spare parts for field service                           2.7                          2.7
Lease receivables                                       3.0                          3.0
Advance to supplier                                     2.0                          2.0
Consolidation of United Kingdom subsidiaries            1.5                          1.5
Other                                                   1.4                          1.4
                                                       ----           ----          ----
                                                      $57.3          $12.0          69.3
                                                       ====           ====
Merger and consolidation charges associated
  with merger with Amperif Corp.                                                     5.5
                                                                                    ----
Total restructuring and other charges                                              $74.8
                                                                                    ====

Of the restructuring accruals of $12.0 million established at the time of the restructuring, approximately $5.6 million remained to be paid as of December 31, 1993 - consisting of anticipated future severance payments of $2.9 million and anticipated future lease payments of approximately $2.7 million.

The writedown of lease residual interests resulted from StorageTek's Action Plan which included a decision to shift Datacomp's efforts away from leasing activities associated with other manufacturers' equipment in favor of marketing new StorageTek equipment, and as a result of the reduction in headcount. This decision led the Company to conclude that it would be unable to realize the recorded lease residual values in the future as a result of the reduced emphasis on these leasing activities.

The inventory writedowns primarily related to a reduction in the market value of existing product inventory resulting from the Action Plan which included a decision to place greater emphasis on the marketing and leasing of new StorageTek products which were anticipated to carry higher profit margins and the decision to discontinue the manufacture of certain marginally profitably midrange products. A portion of the writedowns also related to the immediate liquidation of inventory associated with a small retail computer marketing subsidiary which the Company discontinued.

The goodwill writedowns resulted from forecast information received in connection with the preparation of the Company's 1994 operating plan which indicated that two midrange tape products, which had associated capitalized goodwill, would fall short of previous plans and not provide the originally anticipated profit margins. As a result of the decision to reduce the sales force and focus the remaining midrange sales force away from these products pursuant to the Action Plan, it was concluded that permanent impairments of the associated goodwill had resulted from the restructuring.

The severance charges resulted from headcount reductions associated with midrange executive management, midrange marketing personnel, and midrange customer service personnel. The accrual consisted principally of estimated future severance payments, but also included $825,000 of relocation costs for continuing employees as part of the consolidation of the customer service organizations.

The Company recognized a charge of approximately $4.5 million associated with the cost of lease terminations; the write-off of carrying values for associated leasehold improvements; and for losses on the disposal of fixed assets. These actions were taken as part of the Action Plan to reduce operating expenses by consolidating, downsizing or eliminating operations associated with StorageTek's midrange business.

A charge of approximately $2.7 million was recognized in connection with the writedown of the carrying value of midrange spare parts for field service. The Action Plan concluded that in order to improve service profit margins, a significant increase in midrange customer service billing rates was necessary in order to increase long-term profitability. The writedown reflects anticipated excess parts expected to result from the decrease in the customer service base.

An additional reserve of approximately $3 million was established for lease receivables expected to become uncollectible as a result of the decision to downsize the midrange customer service base. An advance of approximately $2 million was written-off as a result of the decision to terminate the relationship with a supplier of midrange products. Various costs aggregating $1.5 million were also incurred in connection with the consolidation of separate midrange and large systems operations in the United Kingdom.

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

                                                                                       Consolidated
1993                          United States      Europe      Other     Eliminations        Total
- - - ------------------------------------------------------------------------------------------------------
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
                                                                                          =========

                                                                                        Consolidated
1992                          United States    Europe         Other     Eliminations        Total
- - - ------------------------------------------------------------------------------------------------------
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
                                                                                          =========

                                                                                        Consolidated
1991                            United States    Europe      Other     Eliminations        Total
- - - ------------------------------------------------------------------------------------------------------
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

                         REPORT OF INDEPENDENT ACCOUNTANTS
                         ---------------------------------
                        FOR STORAGE TECHNOLOGY CORPORATION
                        ----------------------------------


To the Stockholders and
Board of Directors of
Storage Technology Corporation

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 14.(a) 1. and 2. on page 22 present fairly, in all material respects, the financial position of Storage Technology Corporation and its subsidiaries at December 31, 1993 and December 25, 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated statements of operations, of cash flows and of changes in stockholders' equity of XL/Datacomp, Inc. for the year ended December 31, 1991. These statements reflect total revenue of $333,808,000 for the year ended December 31, 1991. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for XL/Datacomp, Inc., is based solely on the report of the other auditors.
We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for the opinion expressed above.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes to adopt Statement of Financial Accounting Standards No. 109 in 1993. We concur with this change in accounting.



PRICE WATERHOUSE

Denver, Colorado
February 17, 1994
                                     F-28

                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ---------------------------------
                            FOR XL/DATACOMP, INC.
                            ---------------------


To the Board of Directors
  of Storage Technology Corporation

We have audited the consolidated statements of operations and cash flows of XL/Datacomp, Inc. and subsidiaries for the year ended December 31, 1991, and the consolidated statement of stockholder's equity for the fifteen month period ended December 31, 1991 (not presented separately herein). In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedules (not presented separately herein). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

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
                           ======        ======        ======        ======

                                      Additions -
                          Balance     Charged to     Deductions -   Balance
                         Beginning     Cost and       Inventory       End
                          of Year      Expenses      Written Off    of Year
                         ---------------------------------------------------
Inventory reserves:

   For the year ended:

     December 31, 1993    $24,147       $33,554       $21,796       $35,905
                           ======        ======        ======        ======
     December 25, 1992    $17,723       $18,703       $12,279       $24,147
                           ======        ======        ======        ======
     December 27, 1991    $18,163       $15,022       $15,462       $17,723
                           ======        ======        ======        ======

                                     F-30

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
               -----------------------------------------------
                                 SCHEDULE IX
                                 -----------
                            SHORT-TERM BORROWINGS
                            ---------------------
                          (In Thousands of Dollars)



                                Weighted               Weighted     Weighted
                                Average    Maximum     Average      Average
                                Interest    Amount      Amount      Interest
                      Balance   Rate at  Outstanding  Outstanding     Rate
                      End of    End of    During the  During the   During the
Category               Year      Year        Year        Year       Year  (a)
- - - ----------              ------    ------    ----------  ----------   ----------
December 31, 1993:

 Amounts payable to
  banks under
  credit agreements    $     0     N/A     $ 4,500    $ 1,794(b)      8.5%

 Amounts payable to
  financial services
  company under a
  working capital
  financing
  arrangement          $     0     N/A     $ 5,248    $ 1,921(c)     12.3%

December 25, 1992:

 Amounts payable to
  banks under credit
  agreements           $ 2,300     8.8%    $49,824    $10,560(b)      7.5%

 Amounts payable to
  financial services
  company under a
  working capital
  financing
  arrangement          $ 5,220    11.5%    $ 5,325    $ 1,627(c)     15.9%

 December 27, 1991:

 Amounts payable to
  banks under credit
  agreements           $28,814     7.3%    $93,637    $34,196(b)      9.7%


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