Form 10-K
period 1994-12-30
STORAGE TECHNOLOGY CORP
filed 1995-03-20
CIK 94673

FORM 10-K
 --------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED DECEMBER 30, 1994
                                     OR
       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
              For the transition period from _______ to _______

                        COMMISSION FILE NUMBER 1-7534

                       STORAGE TECHNOLOGY CORPORATION
           (Exact name of registrant as specified in its charter)

                Delaware                                 84-0593263
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification Number)

       2270 South 88th Street,                          80028-4309
        Louisville, Colorado
(Address of principal executive offices)                 (Zip Code)

  Registrant's Telephone Number, including area code:  (303)  673-5151

      Securities Registered Pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
                 Title                           on which Registered
- -------------------------------------          -----------------------
    Common Stock ($.10 par value),
           including related
    preferred stock purchase rights            New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 10, 1995, there were 44,559,186 shares of common stock of the registrant outstanding. The aggregate market value of voting stock held by nonaffiliates of the registrant was $686,373,325 based on the last reported sale price of the common stock of the registrant on the New York Stock Exchange's consolidated transactions reporting system on March 10, 1995. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

                     DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the end of its fiscal year ended December 30, 1994. Portions of the registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 24, 1995 are incorporated by reference into
Part III of this Form 10-K.

                                   PART I

ITEM 1.     BUSINESS

GENERAL
- -------
Storage Technology Corporation and its subsidiaries ("StorageTek" or the "Company") design, manufacture, market and service information storage and retrieval subsystems for high-performance and midrange computer systems, as well as computer networks. The Company's three principal product lines are serial access storage subsystems, random access storage subsystems and midrange computer products. Serial access storage subsystems include magnetic tape storage devices and automated library systems. Random access storage subsystem products currently consist of rotating magnetic disk devices, both in fault-tolerant disk array ("RAID") and non-redundant configurations, and solid-state direct access storage devices ("DASD"). Midrange computer products include serial access, random access and other products for IBM AS/400 and other midrange computer systems. The Company also offers software and network communication products that expand applications for its library and random access products for efficient storage management and access. StorageTek maintains a worldwide customer support network to install, maintain and service its own, and third party equipment.

StorageTek operates in one principal industry segment and sells its products to end-user customers, value-added resellers and original equipment manufacturers ("OEMs") of computer systems. The Company directly markets its products worldwide through offices located in major metropolitan areas of the United States, Canada, Europe, Brazil, Japan and Australia, as well as through distributors in Africa, Asia, Europe, Mexico and South America. In 1994, international revenue accounted for approximately 39% of the Company's total revenue.

StorageTek's objective is to be the preferred provider of solutions for information, storage and retrieval needs for the high-performance and midrange marketplaces. The Company's strategy for achieving this objective includes continuing to make significant investments in research and development; expanding hardware and software product offerings and distribution channels to provide solutions that address changing customer requirements, including networking and interconnecting technologies; and investing in new technologies and businesses that complement its business and product offerings. To this end, the Company has established and will continue to establish alliances with other manufacturers, distributors and suppliers. As a result of these alliances, it is possible for other companies to be at various times collaborators, competitors and customers in different markets.

Storage Technology Corporation was incorporated in Delaware in 1969. Its principal executive offices are located at 2270 South 88th Street, Louisville, Colorado 80028-0001, telephone (303) 673-5151.

PRINCIPAL PRODUCTS
- ------------------
StorageTek has three principal information storage and retrieval product lines: serial access subsystems (magnetic tape storage devices and automated library systems); random access subsystems (rotating and solid-state DASD); and midrange computer products.

Product sales, including related software revenue, accounted for approximately 69% of total revenue in 1994, while service and rental income accounted for the balance. Sales, service and rental revenue from the Company's product lines for 1994, 1993 and 1992 were as follows:

                            REVENUE BY PRODUCT LINE

                           FISCAL YEAR ENDED DECEMBER

                       1994               1993                1992
                --------------------------------------------------------
                 $ million     %    $ million     %     $ million     %
                 ---------   ----   ---------   ----    ---------   ----

Serial Access
    Subsystems     1,033.0   63.6       875.5   62.3        936.6   60.4

Random Access
    Subsystems       254.2   15.6       126.0    9.0        193.3   12.5

Midrange Systems     251.8   15.5       306.8   21.8        324.7   20.9

Other Products        86.0    5.3        96.5    6.9         96.3    6.2
                   -------  -----     -------  -----      -------  -----
    Total          1,625.0  100.0     1,404.8  100.0      1,550.9  100.0
                   =======  =====     =======  =====      =======  =====

In the second half of 1993 and during 1994, the Company expanded its serial access subsystem offerings with the initial shipment of, among others, the Silverton 4490 and TimberLine tape cartridge systems and the WolfCreek 9360 and PowderHorn 9310 libraries, which together accounted for over 25% of total revenue in 1994. The Company also introduced several new random access subsystem products in 1994, including the Iceberg 9200 Virtual Storage Facility and Nordique 9100 Open Storage Facility; which accounted for over 10% of total revenue in 1994. It is anticipated that a significant portion of the Company's future revenue will come from these and future new products. There can be no assurance, however, that these products will continue to have a significant positive effect on revenue, or that in the future, new products will be timely developed, address technological advances, gain market acceptance or meet aggressive pricing practices in the marketplace.

Additional information concerning revenue from each of the Company's product lines is found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and geographic information is found in Part IV, Item 14, Note 16 of Notes to Consolidated Financial Statements, of this Form 10-K.

SERIAL ACCESS SUBSYSTEMS

StorageTek is a principal producer and seller of high-performance serial access, or tape, subsystems for the end-user and OEM markets. StorageTek's current line of serial access subsystems is based on its automated cartridge system ("ACS") library and magnetic tape storage products. The Company's tape and library strategy currently includes: the PowderHorn 9310 (PowderHorn(TM)), the Company's second-generation Automated Cartridge System
(ACS) library, which became available in the second quarter of 1993;
WolfCreek 9360 (WolfCreek(TM)), a smaller, high-performance lower-cost library, which became available in the fourth quarter of 1993; Silverton 4490 (Silverton(TM)), a 36-track cartridge subsystem, which became available in the third quarter of 1993; the Company's first-generation 4400 ACS library, which has been available since 1988; and the 4480 18-track cartridge subsystem, which has been available since 1987. In October 1994, the Company introduced TimberLine(TM), the Company's next-generation, high-performance 36-track cartridge subsystem, which is expected to be a key part of the serial access product line in 1995. The 36-track technology embodied in the Silverton and TimberLine products has significantly reduced the importance of the Company's older 18-track technology in the mainframe marketplace. The Company also develops and licenses software programs designed to expand the range of applications for its ACS libraries. The serial access subsystems product line generates more revenue than any other product line of the Company and is expected to continue to be a major element of the Company's plans.

The Company currently is developing several new products for the serial access subsystem market, including the RedWood Helical Cartridge Subsystem (Redwood(TM)). RedWood is designed as an ultra-high capacity, high-performance mass storage cartridge subsystem and employs digital helical-scan recording technologies. RedWood is currently in the prototype testing phase.

The Company is also currently developing software programs which are designed to provide additional features and functions to existing tape and library products. The majority of these software products are in the prototype testing and engineering phases of development and are scheduled for availability commencing in the second half of 1995. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K, which is incorporated by reference into Item 1 of Part I, for a discussion of operating results and certain risks associated with the development and introduction of new products that may affect future results.


RANDOM ACCESS SUBSYSTEMS

StorageTek's current OnlinePlus(TM) product line consists of a number of online random access DASD products, including RAID and non-RAID rotating magnetic
disk subsystems and solid-state disk subsystems ("SSD").   The
characteristics of these products differ principally in information storage capacity, transfer rate, access time, and cost.

The Company's Iceberg 9200 Virtual Storage Facility (Iceberg(TM)) is the cornerstone of the Company's OnlinePlus strategy. Iceberg has been available since the second quarter of 1994 and is an advanced RAID subsystem for the IBM and IBM-compatible mainframe environment. Iceberg Extended Facilities Product and Iceberg Extended Operator Facility are software products designed for use with Iceberg subsystems. They have been available since the second half of 1994. These and other new DASD products are expected to serve as a significant source of revenue for the Company in 1995. See Part II, Item 7, "Management's Discussion and Analysis of

Financial Condition and Results of Operations," of this Form 10-K for a discussion of operating results and certain risks that may affect future results.

Arctic Fox 9800 (Arctic Fox(TM)), the Company's new SSD product, became available on a limited basis in January 1995. Arctic Fox is a high-performance shared access facility, and is based on disk technology acquired as part of the Company's merger with Amperif Corporation ("Amperif"). The Company is currently developing other new DASD products, including the Kodiak 9890 Scalable Storage Facility (Kodiak(TM)). Kodiak is a high capacity RAID device and also is based on disk technology acquired from Amperif. Kodiak is currently in the prototype testing phase.

MIDRANGE SYSTEMS

StorageTek's midrange products include serial access, random access and other information storage products for IBM AS/400 and other midrange markets. The Company markets its midrange products directly through its subsidiary, StorageTek Distributed Systems Division, Inc. ("StorageTek DSD") (formerly known as XL/Datacomp, Inc.), and indirectly through OEM and distributor channels. The Company's midrange product offerings currently include:
Highlands, a high-performance, cost-competitive disk drive, which became available in the first quarter of 1994; and Northfield, a high-performance disk drive with RAID 5 data protection, which became available in the second quarter of 1994. Highlands and Northfield are DASD products designed for the IBM AS/400 market. The majority of the Company's midrange DASD product offerings are acquired from other manufacturers.

The Company restructured its midrange business in the third quarter of 1993 in response to disappointing customer acceptance for the Company's Alpine 9600 Storage Manager and significant price erosion within the midrange market. During 1994, the Company continued to change the midrange organization and distribution and service networks, and redirected its midrange marketing efforts to focus on open systems and value-added AS/400 tape products. See Part II, Item 7, "Management's Discussions and Analysis of Financial Condition and Results of Operations -- Midrange Systems," and
Part IV, Item 14, Note 15 of Notes to Consolidated Financial Statements of this Form 10-K for additional information with respect to the Company's restructuring of its midrange business in 1993, including quantifications of the significant components of the restructuring charge and the operational and competitive implications of the restructuring.

The Company is developing other new library and tape products for the midrange market, including a direct attach reduced capacity library subsystem and a small form factor 36-track tape drive. These products are currently in the prototype engineering phase.


OTHER PRODUCTS

StorageTek has increased its software development expenditures during the last several years and plans to continue to invest in the development of new software products. The Company introduced NearNet 7900 (NearNet(TM)) in the fourth quarter of 1993. NearNet is a combination of hardware and software that automates storage management over a workstation network. NearNet is the first of a series of planned network storage solutions. Central Archive Management ("CAM"), a software application designed to provide backup and recovery to a variety of network client systems, and NetDriver 7900, which is a combination of software and a network gateway device designed to allow remote attachment of the Company's NearNet system to a StorageTek library. CAM became available in February 1995, and NetDriver is currently in prototype testing.

On March 7, 1995, the Company merged with Network Systems Corporation. As a result, the Company intends to expand its network product offerings in the future. See "Recent Merger," below.


MARKETING, DISTRIBUTION AND SERVICES
- ------------------------------------
StorageTek is committed to a worldwide marketing and product maintenance strategy. StorageTek has established a network of sales and service offices located in major metropolitan areas in the United States, Canada, Europe, Brazil, Japan and Australia to market its products, in addition to its corporate headquarters in Louisville, Colorado. The Company also sells its products through international distributors in Africa, Asia, Europe, Mexico and South America. In 1994, international revenue accounted for 39% of total revenue, compared to 37% in 1993, and 41% in 1992. Because of its focus on worldwide operations, the Company is subject to the risks of conducting business outside the United States. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Factors that May Affect Future Results -- International Operations" of this Form 10-K for a discussion of factors associated with the Company's international business.

As of December 30, 1994, the order backlog was approximately $59 million, compared to approximately $71 million as of December 31, 1993. Approximately 87% in 1994 and 68% in 1993 of the backlog amount is attributable to the
Company's library and tape products.   In addition to these backlog amounts,
the Company also had approximately $85 million of equipment shipped awaiting revenue recognition as of December 30 1994, compared to approximately
$39 million as of December 31, 1993. The shipped awaiting revenue recognition amounts for 1994 principally relate to the Iceberg product. No Iceberg equipment was included within this category in 1993. Backlog amounts are calculated on an "if sold" basis and include orders from end-users, OEM customers and distributors for products that StorageTek expects to deliver during the following 12 months. Units being evaluated or covered by letters of intent are not included in backlog amounts. Unfilled orders and orders with respect to equipment shipped awaiting revenue recognition may be canceled by the customer. Accordingly, there can be no assurance that the Company's backlog and equipment shipped awaiting revenue recognition amounts will ultimately be recognized as revenue.

The installed service base of data storage products and the expertise of the Company's service engineers are considered to be valuable assets of the Company and are expected to continue to be an important competitive element of the Company's business. StorageTek has a worldwide customer support network to install, maintain and service its own equipment, as well as the equipment of others. The Company warrants the performance of products marketed into the end-user market for a specified period of time, after which it services those products under maintenance agreements. Many of the products introduced by the Company in late 1993 and during 1994 include extended warranty periods in response to competitive pressures in the markets for these products. Such extended warranties may adversely affect service margins in the future. In 1994, service and rental revenue accounted for 31% of total revenue, compared to 36% in 1993 and 30% in 1992.

MANUFACTURING AND MATERIALS
- ---------------------------
Products currently are manufactured by the Company primarily at facilities located within the United States. The Company operates manufacturing facilities in Colorado, Puerto Rico, California, Florida and England. In 1993, the Company achieved ISO 9001 certification at all of its manufacturing operations. ISO 9001 is an international quality standard signifying that a manufacturer has appropriate controls, documentation and procedures in all significant aspects of its manufacturing operations. The Company initiated engineering and marketing operations during 1994 in Toulouse, France, in a newly constructed leased facility. The Company plans to commence manufacturing operations at this facility in the first half of 1995, although no significant manufacturing is expected to occur in Toulouse before late 1995 and such operations may be adversely affected by problems associated with start-up operations.

While the Company manufactures several significant subassemblies, the substantial majority of its production costs are subassemblies, parts and components purchased from outside vendors. The balance of the Company's production costs relate to in-house assembly and testing. Certain of the parts and components included in the Company's products are obtained from a single source or limited group of suppliers. The Company has long-term supply contracts with certain vendors and suppliers; the remaining parts and components are obtained by delivering purchase orders specifying the particular components and, therefore, these vendors are not obligated to supply products for an extended period, at specific quantities and prices. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Other Factors that May Affect Future Results," of this Form 10-K for a discussion of factors that may affect the Company's ability to obtain materials, which information is incorporated by reference into Part I, Item 1 of this Form 10-K.

COMPETITION
- -----------
The Company's existing and potential competitors include several large multinational companies having substantially greater resources, principally, IBM, Fujitsu Limited and Hitachi Ltd., as well as a number of other companies, including Amdahl Corporation and EMC Corp.

The markets for the Company's products are highly competitive and are characterized by rapid technological change and intense price competition. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control, including the quality, performance, and price of the Company's and its competitors' products, the timing and success of new product introductions by the Company and its competitors, and general economic conditions. Further, because of the significance of IBM in the mainframe and midrange operating environments, many of the Company's products are designed to be compatible with certain IBM operating systems and many of its products function like IBM equipment. As a result, the Company's business in the past has been, and in the future may be, adversely affected by a number of factors outside the control of the Company, including among others, modifications in the design or configuration of IBM computer systems, the announcement and introduction of new products by IBM, as well as the announcement of competing products by IBM and other competitors and reductions in the pricing of such comparable systems, equipment or service. For further discussion of competitive conditions, see
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Factors that May Affect Future Results," of this Form 10-K.

NEW PRODUCT DEVELOPMENT
- -----------------------
The Company currently invests substantial resources in its product development efforts. In 1994, 1993 and 1992, the Company devoted approximately 10%, 12% and 10%, respectively, of its revenue to develop new products and improve the performance of existing ones. In an attempt to expand the Company's access to new technologies and reduce the amount of time necessary to bring new products to the market, the Company also develops relationships with other companies.

The Company spent approximately $170 million for research and product development activities in 1994, as compared to approximately $163 million in 1993 and approximately $153 million in 1992. Current development projects include: new products in the Online Plus family of DASD products, data management software, new tape subsystem products, networking systems and enhancements to the Company's existing information storage and retrieval products. As of December 30, 1994, approximately 1,500 employees were engaged on a full-time basis in engineering and product development activities.

Going forward, there can be no assurance that new products will be successfully or timely developed, or, if introduced, that they will achieve market acceptance. The Company has experienced delays from time to time in completing development and introduction of new products, and there can be no assurance that the Company will not encounter delays in the development and introduction of future products. For further discussion of factors concerning product development, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Factors that May Affect Future Results," of this Form 10-K.

INTELLECTUAL PROPERTY
- ---------------------
StorageTek's ability to compete is affected by its ability to protect its proprietary information. StorageTek protects its intellectual property rights through a combination of patents, trademarks, copyrights, confidentiality procedures, trade secret laws, and licensing arrangements. The Company's policy is to apply for patents, or other appropriate proprietary or statutory protection, when it develops new or improved technology that is important to its business. StorageTek currently holds over 220 U.S. patents, as well as foreign counterparts to many of these patents in relevant markets, covering various aspects of its products. Three of these patents expire in 1995 and the remainder will expire from 1996 through 2011. The Company also has pending approximately 120 U.S. patent applications, including approximately 17 that have been allowed and are expected to be formally issued soon, as well as pending foreign counterparts to many of these applications. StorageTek also has licenses to use patents held by others. StorageTek owns, has license rights to, and/or has applied to register, over 40 trademarks, as well as copyrights. Taken as a whole, these assets are material to StorageTek's business. However, no individual patent, trademark or other item of proprietary information is singularly material to StorageTek's business.

The Company operates in an industry characterized by vigorous pursuit and protection of intellectual property rights, which have resulted in significant and sometimes protracted and expensive litigation. From time to time, StorageTek has commenced actions against other companies to protect or enforce its intellectual property rights. Similarly, StorageTek from time to time has been notified that it may be infringing certain patent or other intellectual property rights of others. Although licenses are generally offered in such situations, there can be no assurance that litigation will not be commenced in the future regarding patents, copyrights, trademarks or trade secrets or that any license or other rights can be obtained on acceptable terms. StorageTek is currently engaged in several proceedings relating to its intellectual property and alleged patent infringement. See Part I, Item 3, "Legal Proceedings" of this Form 10-K.
For a discussion of factors concerning intellectual property see Part II,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Other Factors that May Affect Future Results," of this Form 10-K.


ENVIRONMENT
- -----------
Compliance by StorageTek with provisions of federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material adverse effect on StorageTek. For 1994, StorageTek did not have any material expenditures for environmental control facilities. To date in 1995, StorageTek does not have pending and has not budgeted any material estimated expenditures for environmental control facilities. However, potential liability under environmental legislation is ongoing, regardless of whether or not StorageTek has complied with existing governmental guidelines. Moreover, government regulation of the environment and related compliance costs have increased in recent years. Based upon currently available information, StorageTek does not expect that future compliance with environmental regulations will have a material effect on StorageTek. For further discussion of specific environmental proceedings involving the Company and/or its properties, see Part I, Item 3, "Legal Proceedings," of this Form 10-K.


OTHER MATTERS
- -------------
The Company employed approximately 10,300 persons on a full-time basis worldwide as of December 30, 1994.

The Company does not consider its business to be highly seasonal, although it historically has experienced increased sales revenue in the fourth quarter compared to other quarters due to customers' tendencies to make purchase decisions near the end of the calendar year. There can be no assurance that this historical trend will continue in 1995 and that fourth quarter results will be higher than any other quarter.

For the year ended December 30, 1994, no single customer accounted for 10% or more of the Company's consolidated total revenue.

No material portion of the Company's business is subject to contract termination at the election of the U.S. government.

Reference is made to the following Notes to the Consolidated Financial Statements set forth in Part IV, Item 14, of this Form 10-K for certain additional information, which information is incorporated by reference herein:

    Note 2 Description of the Company's business combinations with Amperif Corporation and Edata Scandinavia AB.

    Note 16 Information on the geographic operations of the Company's single business segment. See also Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- International Operations and Hedging Activities" and "Other Factors that May Affect Future Results -- International Operations" for further discussion of the risks attendant to foreign operations.

    Note 18 Description of the Company's merger with Network Systems.

Reference is also made to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K, for information regarding liquidity, including working capital, and other factors that may affect future results.


RECENT MERGER
- -------------
See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Network Systems Merger," and Note 18 of Notes to Consolidated Financial Statements contained in Part IV, Item 14, of this Form 10-K for a discussion concerning the Company's recent merger with Network Systems Corporation, which designs, manufactures, markets and services high-performance computer networking products. Such information is incorporated by reference into Part I, Item 1, of this Form 10-K.


ITEM 2.     PROPERTIES

StorageTek occupies facilities in 15 separate buildings in Boulder County, Colorado, comprising approximately 2.5 million square feet. Of these, approximately 2.2 million square feet are owned by StorageTek and the remaining space is leased. Currently, substantially all of this space is utilized. These facilities include StorageTek's executive offices, as well as manufacturing, research and development, and parts storage facilities. In the Palm Bay - Melbourne, Florida area, StorageTek owns approximately 199,000 square feet of manufacturing facilities, which are approximately 50% utilized. StorageTek also occupies 128,000 square feet of manufacturing facilities in Puerto Rico, of which approximately 50,000 square feet are leased, and leases approximately 38,000 square feet of manufacturing facilities in England, which facilities are approximately 70% and 100% utilized, respectively. In addition, StorageTek occupies leased facilities at approximately 295 other locations throughout the world, primarily for sales, customer service and parts storage, as well as for limited research and product development purposes. Of the leased field offices, approximately 215 are located in North America, with combined office and warehouse facilities totaling approximately 1,250,000 square feet in the United States and 100,000 square feet in Canada. The Company maintains approximately 65 field offices in Europe comprising approximately 325,000 square feet, and 15 field offices in the Asia/Pacific region comprising approximately 75,000 square feet. Many of the Company's leases throughout the world contain renewal rights, cancellation rights and rights of first refusal on contiguous expansion space. At the present time, such facilities are adequate for the Company's purposes. The Company entered into an agreement with the French government in February 1993 to begin leasing in January 1995 approximately 180,000 square feet of newly constructed engineering, manufacturing and marketing facilities in Toulouse, France.

ITEM 3.     LEGAL PROCEEDINGS

In the second quarter of 1992, seven purported class actions were filed in the U.S. District Court for the District of Colorado against the Company and certain of its officers and directors. These actions were subsequently consolidated into a single action, and a consolidated amended complaint was filed on July 7, 1992, seeking an unspecified amount of damages. The complaint alleged that the defendants failed to properly disclose the status of development of a new product and the Company's business prospects. The complaint further alleged that the individual defendants sold shares of the Company's common stock based on material inside information, in violation of federal securities and common law. The court has certified a class consisting (with certain exceptions) of those who purchased StorageTek's common stock and related securities from December 23, 1991, to August 8, 1992. A shareholder derivative action was also filed in the second quarter of 1992 based on substantially similar factual allegations and has been consolidated with the class action. Discovery and depositions of the Company's employees and other potential witnesses commenced in August 1993, and are substantially complete. No trial dates have been established. The Company believes the suits are without merit and intends to vigorously defend against them. There can be no guarantee, however, that the cases will result in an outcome favorable to the Company. In the event of an adverse outcome, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable; however, the Company currently believes that the amount of the ultimate potential loss, after considering available insurance recoveries, would not be material to the Company's financial position. However, an adverse outcome could have a material effect on the Company's reported results of operations in a future period. In the derivative action, any recovery would be the property of the Company.

In June 1993, the Company received a subpoena from the Denver Regional Office of the Securities and Exchange Commission (the "Commission") to produce certain documents in connection with the Commission's order for an investigation of possible violations of federal disclosure, reporting and insider trading requirements. The requests by the Commission relate principally to announcements and related disclosures concerning the status of development of a new product in 1992.

On June 10, 1993, the Company filed suit against EMC Corp. in U.S. District Court for the District of Colorado. The suit currently alleges infringement by EMC Corp. of a patent pertaining to the Company's disk storage technology. The complaint seeks an injunction prohibiting further infringement, treble damages in an unspecified amount, and an award of attorney fees and costs. EMC Corp. filed an answer and counterclaim on July 20, 1993, alleging, among other things, patent misuse by StorageTek and seeking the invalidation of the Company's patents, damages in an unspecified amount and an award of attorney fees, costs and interest. The case is now in the discovery phase. The Company believes EMC's counterclaim is without merit and intends to vigorously defend against the action.

On February 23, 1994, the Company and its subsidiary, XL/Datacomp, Inc. ("XL/Datacomp"), filed suit in Boulder County, Colorado, District Court against Array Technology Corporation ("Array") and Tandem Computers Incorporated ("Tandem"). The suit asked that the court order Array and Tandem to either support certain disk drives purchased from them or provide the Company with technical data necessary for StorageTek to provide such customer support. On March 15, 1994, Array and Tandem filed their answer and also filed counterclaims against the Company alleging breach of contract and claiming damages. On June 15, 1994, the court ordered Array and Tandem to continue to provide support for these products and to maintain, in an independent escrow account, the materials necessary to enable the Company and XL/Datacomp to support the products in the event Array and Tandem failed to provide such services. The suit is now in the discovery phase as to the claims made by Array and Tandem. No trial dates have been established. The Company believes the counterclaims filed by Array and Tandem are without merit and intends to vigorously defend against them.

On July 3, 1984, StorageTek, via its predecessor-in-interest, Documation Inc., was identified as a potentially responsible party with respect to real property located in Orlando, Florida. The Environmental Protection Agency ("EPA") has agreed to settle the matter for approximately $132,000 payable out of funds from the bankruptcy reserve being held by the Company. The EPA has indicated it intends to enter into a settlement agreement for such amount, but final documents have not been executed. StorageTek believes this arrangement is viable and will file a claim in this amount against the bankruptcy reserve and, consequently, this settlement will have no material adverse effect on the Company's financial condition and results of operations.

On January 24, 1994, Stuff Technology Partners II, a Colorado Limited Partnership ("Stuff"), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleges that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties. The suit seeks injunctive relief and damages in the amount of $2.4 billion. The Company has filed a motion to dismiss the complaint, as well as an alternative motion to bifurcate certain of the claims. On July 1, 1994, the court partially granted the Company's motion to dismiss, dismissing claims based on facts or conduct occurring before the 1990 settlement of the previous litigation. In November 1994, the defendants filed a motion for summary judgment. Discovery has been stayed pending a ruling on that motion. No trial date has been established. The Company believes that the claims in the suit are barred by the 1990 settlement between the Company and Stuff and are without merit, and the Company intends to vigorously defend against them.

On January 21, 1994, Bell Atlantic Business Systems Services, Inc. ("BABSS") filed suit in Federal District Court for the Northern District of California, alleging that a number of the Company's service business policies are illegal, including price increases and parts and maintenance software availability. The case is now in the discovery phase and no trial date has been set. The Company believes the suit is without merit and intends to vigorously defend against the suit.

On September 23, 1994, EMC Corp. filed suit in U.S. District Court in Wilmington, Delaware, alleging infringement of a patent pertaining to disk storage technology. The complaint seeks an injunction, treble damages in an unspecified amount and an award of attorney fees and costs. The Company has filed an answer. The Company also has filed a motion to transfer the case to the U.S. District Court for Colorado and has filed a counterclaim for infringement of one of its patents. Discovery has been stayed pending a decision on the motion to transfer. The Company believes the suit is without merit and intends to vigorously defend against the suit.

In addition, the Company is involved in various other less significant legal proceedings. The outcomes of these legal proceedings are not expected individually or in the aggregate to have a material adverse effect on the financial condition or operations of the Company based on the Company's current understanding of the relevant facts and law.

Information concerning certain of these legal proceedings is also contained in Note 13 of Notes to the Consolidated Financial Statements identified in
Part IV, Item 14, of this Form 10-K.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of StorageTek security holders during the fourth quarter of the fiscal year ended December 30, 1994.

              EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons were serving as executive officers of the Company as of March 17, 1995.

        Name                   Position with Company              Age
- ------------------    ---------------------------------------     ---
Ryal R. Poppa          Chairman of the Board, President,           61
                       and Chief Executive Officer

David E. Weiss         Chief Operating Officer and Executive       50
                       Vice President of Systems Development

Lowell Thomas Gooch    Executive Vice President of Operations      50

John V. Williams       Executive Vice President of Worldwide       51
                       Field Operations

David E. Lacey         Corporate Vice President and Interim        48
                       Chief Financial Officer

Mark D. McGregor       Corporate Vice President, Treasurer         53
                       and Interim Controller

W. Russell Wayman      Corporate Vice President,                   50
                       General Counsel and Secretary


Mr. Poppa became Chairman of the Board, Chief Executive Officer and a director of the Company in January 1985, and also became President of the Company in January 1988.

Mr. Weiss was appointed Chief Operating Officer on March 10, 1995, in addition to his position as Executive Vice President of Systems Development. Mr. Weiss became Executive Vice President of Systems Development in January 1993. He was a Senior Vice President of Marketing from June 1992 to January 1993 and Corporate Vice President of Market Planning from August 1991 to June 1992. From March 1991 through August 1991, he was a staff vice president reporting to the Chief Executive Officer. Prior to joining StorageTek, Mr. Weiss was employed by IBM for 23 years. Most recently, he was the DASD Controller Development Director for IBM from December 1989 to February 1991.

Mr. Gooch became Executive Vice President of Operations of the Company in January 1989. From June 1987 to January 1989, he was Corporate Vice President of Manufacturing at StorageTek. Mr. Gooch has been employed by the Company in various capacities since 1972.

Mr. Williams became Executive Vice President of Worldwide Field Operations effective on January 1, 1995. Prior to that time, he served as Senior Corporate Vice President, Americas from August 1993 through December 1994. He was Corporate Vice President from February 1992 through August 1993 and Vice President of North America from September 1990 through February 1992.

Prior to his return to StorageTek, Mr. Williams was employed by GRiD Systems Corp., where he served as vice president of sales and service from March 1981 to September 1990.

Mr. Lacey was appointed Interim Chief Financial Officer on February 1, 1995, in addition to his position as Vice President. Mr. Lacey became a Corporate Vice President in December 1990. He served as Corporate Controller of the Company from October 1989 to February 1995.

Mr. McGregor was appointed Interim Controller on February 13, 1995, in addition to his position as Corporate Vice President and Treasurer, which he assumed on November 16, 1994. He served as Assistant Treasurer from July 1993 to November 1994. Prior to that time, from July 1987 to June 1993, he served as Assistant Corporate Controller.

Mr. Wayman has served as Corporate Vice President since March 1991; General Counsel since January 1990 and Corporate Secretary of the Company since February 1990. From May 1984 through January 1990, he was the General Counsel of VLSI Technology, Inc., a manufacturer of application specific integrated circuits.

Mr. Derek Thompson, age 65, retired on January 1, 1995, as Executive Vice President of Worldwide Field Operations, where he served from March 1991 to December 1994, and became Executive Vice President Emeritus. From July 1984 to March 1991, he was the Vice President of Field Operations for Europe, Africa and the Middle East.

Mr. Gregory Tymn, age 45, served as Senior Vice President and Chief Financial Officer from March 1991 through January 1995. From November 1989 until June 1992, Mr. Tymn was Corporate Vice President of Program Management. Effective April 15, 1995, Mr. Tymn will be resigning from the Company.

                                   PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

The common stock of Storage Technology Corporation is traded on the New York Stock Exchange under the symbol STK. The table below reflects the high and low closing sales prices of the common stock on the New York Stock Exchange composite tape as reported by The Wall Street Journal for 1994 and 1993. On December 30, 1994, there were 19,646 record holders of common stock of StorageTek.


            1994              High            Low
            -----------      -------        -------
            1st Quarter      $40.625        $31.250
            2nd Quarter       34.125         25.125
            3rd Quarter       39.000         28.750
            4th Quarter       31.000         26.625

            1993              High            Low
            -----------      -------        -------
            1st Quarter      $27.250        $18.625
            2nd Quarter       44.000         23.375
            3rd Quarter       41.125         24.500
            4th Quarter       33.625         25.000


Dividends

StorageTek has never paid cash dividends on its common stock and currently plans to continue to retain future earnings for use in its business. Furthermore, the Company's existing multicurrency credit agreement and 9.53% Senior Secured Notes contain certain restrictions that limit the payment of cash dividends based primarily upon the Company's consolidated net income. As of December 30, 1994, under the terms of the multicurrency credit agreement, the Company did not have sufficient cumulative consolidated net income to permit the payment of cash dividends on its common stock.

ITEM 6.     SELECTED FINANCIAL DATA

The following data, insofar as it relates to the three fiscal years 1992 through 1994 (except for the 1992 Balance Sheet Data), has been derived from the consolidated financial statements appearing elsewhere herein, including the Consolidated Balance Sheet as of December 30, 1994, and December 31, 1993, and the related Consolidated Statement of Operations for each of the three years in the period ended December 30, 1994, and notes thereto. The data, insofar as it relates to the Balance Sheet Data as of December 25, 1992, December 27, 1991, and December 28, 1990, and the Statement of Operations Data for the fiscal years 1991 and 1990, has been derived from the historical financial statements of the Company, XL/Datacomp, Inc. and Amperif Corporation, as pooled entities for such periods.

The following table data (in thousands of dollars, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

                                                              Year Ended December
                                       ---------------------------------------------------------------
                                           1994         1993         1992         1991         1990
                                       ---------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Revenue                               $1,624,959   $1,404,752   $1,550,945   $1,619,520   $1,594,804
Cost of revenue                        1,057,250      965,913    1,074,199    1,105,077    1,123,195
                                       ---------    ---------    ---------    ---------    ---------
  Gross profit                           567,709      438,839      476,746      514,443      471,609
Research and product
   development costs                     169,811      163,286      152,702      123,269      104,013
Marketing, general,
   administrative and other
   income and expense, net               341,747      324,823      315,475      300,253      252,524
Restructuring and other
   charges (Note 15)                                   74,772                     5,104(a)
                                       ---------    ---------    ---------    ---------    ---------
  Operating profit (loss)                 56,151     (124,042)       8,569       85,817      115,072
Interest expense                          40,678       43,670       48,706       52,157       59,210
Interest income                          (42,964)     (54,916)     (67,171)     (68,552)     (50,622)
                                       ---------    ---------    ---------    ---------    ---------
  Income (loss) before income
   taxes, extraordinary items
   and accounting change                  58,437     (112,796)      27,034      102,212      106,484
Provision for income taxes                17,000        5,000       17,700       12,400       11,100
                                       ---------    ---------    ---------    ---------    ---------
  Income (loss) before
     extraordinary items
     and accounting change                41,437     (117,796)       9,334       89,812       95,384
Extraordinary items                                                                           (1,304)(b)
Cumulative effect of
   accounting change (Note 9)                          40,000
                                       ---------    ---------    ---------    ---------    ---------

  Net income (loss)                   $   41,437   $  (77,796)  $    9,334   $   89,812   $   94,080
                                       =========    =========    =========    =========    =========
Earnings (loss) per common share:
  Income (loss) before
     extraordinary items
     and accounting change            $     0.66   $   (2.98)   $     0.22   $     2.17   $     2.63
  Net income (loss)                         0.66       (2.05)         0.22         2.17         2.59

BALANCE SHEET DATA
Working capital                       $  474,220   $  468,497   $  357,942   $  436,067   $  281,471
Total assets                           1,890,007    1,793,009    1,739,043    1,735,651    1,489,407
Long-term debt                           356,887      361,718      369,998      373,025      337,912
Long-term debt, excluding
   nonrecourse borrowings                244,814      264,743      226,840      208,081      155,640
Stockholders' equity                   1,074,547    1,017,303      927,913      899,571      658,998


(a) In 1991, the Company recognized expenses of $5,104,000 in connection with the merger with XL/Datacomp, Inc.

(b) In 1990, the Company recognized a net charge of $1,304,000 related to repurchases of 8% Convertible Subordinated Debentures due 2015, and the redemption and repurchase of 13.5% Senior Debentures.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
- -------
The Company reported net income for the year ended December 30, 1994, of $41.4 million on revenue of $1.62 billion, compared to a net loss for the year ended December 31, 1993, of $77.8 million on revenue of $1.40 billion and net income for the year ended December 25, 1992, of $9.3 million on revenue of $1.55 billion.

Revenue increased 16% in 1994 compared to 1993, primarily due to increased sales of the Company's Silverton 4490 (Silverton), a 36-track tape offering; PowderHorn 9310 (PowderHorn), an Automated Cartridge System (ACS) library; and incremental sales revenue from the Iceberg 9200 Virtual Storage Facility (Iceberg). Sales of the Company's first-generation 4400 ACS library and 4480 18-track tape cartridge system declined in 1994, as did sales of midrange products. The Company's improved operating results in 1994 over 1993 resulted from increased gross profit contributions associated with sales of its serial access and direct access storage device (DASD) products, including Silverton, PowderHorn, and Iceberg. While both revenue and operating results improved during 1994, these results fell short of the Company's expectations. The Company's operating results in 1994 were adversely affected by competitive pricing pressure in the DASD marketplace; a longer than anticipated customer acceptance period for Iceberg; and higher than expected marketing, general and administrative expenses. The Company's operating results in 1994 were also pressured by the discontinuance of austerity measures, including salary reductions, instituted in late 1992. The Company's midrange systems business operated near the breakeven level during 1994.

Revenue decreased 9% in 1993, compared to 1992, primarily due to the weak European economy, a strengthening U.S. dollar, intense price competition within the midrange marketplace, the lack of new DASD product offerings, and the lack of a 36-track tape product offering for most of 1993. These factors, coupled with restructuring and other charges of $74.8 million associated with the Company's midrange business and losses associated with the operations of Amperif Corporation (Amperif), with whom the Company merged in the fourth quarter of 1993, resulted in a net loss for 1993. The net loss in 1993 was partially offset by a $40.0 million benefit from the cumulative effect of a change in the method of accounting for income taxes.

Improvements in revenue and operating results in 1995 are significantly dependent upon the continuing success of the Company's recently introduced products, the timely and successful introduction of new products and planned technological improvements to existing products, and achieving cost savings associated with the manufacture of these products to offset anticipated intense competitive pricing pressures, particularly in the DASD marketplace. Aggressive pricing practices in the DASD marketplace have resulted in significant price declines in recent months. Improvements in revenue and operating results during 1995 are significantly dependent upon the extent of price declines during the reminder of 1995 and the Company's ability to manage these price declines. The Company plans to continue the implementation of cost-control measures in order to attain targeted expense ratios, including further redeployments or reductions in headcount. Other factors that may affect future results include the introduction of new products by competitors, technological advances within the computer industry, and changes in the worldwide economy, among others. See "OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS," below.

On March 7, 1995, the Company completed the merger with Network Systems Corporation. For further discussion of the merger, see Note 18 to the Company's Consolidated Financial Statements and "NETWORK SYSTEMS MERGER," below.

The Company's cash and short-term investments decreased $65.2 million during 1994 primarily as a result of the significant investment associated with the ramp-up of production for new products, and delivery of these products to customers for evaluation and acceptance prior to cash collection of the associated revenue.

The following table, stated as a percentage of total revenue, presents consolidated statement of operations information and revenue by product line which includes product sales, service and rental, and software revenue.

                                                 Year Ended December
                                          -------------------------------
                                          1994         1993          1992
                                         -----        -----         -----
Revenue:
   Serial Access Subsystems               63.6%        62.3%         60.4%
   Random Access Subsystems               15.6          9.0          12.5
   Midrange Systems                       15.5         21.8          20.9
   Other                                   5.3          6.9           6.2
                                         -----        -----         -----
      Total revenue                      100.0        100.0         100.0
Cost of revenue                           65.1         68.8          69.3
                                         -----        -----         -----
      Gross profit                        34.9         31.2          30.7
Research and product
   development costs                      10.4         11.6           9.8
Marketing, general, administrative
   and other income and expense, net      21.0         23.1          20.3
Restructuring and other charges                         5.3
                                         -----        -----         -----
      Operating profit (loss)              3.5         (8.8)          0.6
Interest (income) expense, net            (0.1)        (0.8)         (1.1)
                                         -----        -----         -----
      Income (loss) before income
         taxes and cumulative effect
         of accounting change              3.6         (8.0)          1.7
Provision for income taxes                 1.0          0.4           1.1
                                         -----        -----         -----
      Income (loss) before
         cumulative effect of
         accounting change                 2.6         (8.4)          0.6
Cumulative effect on prior years
   of change in method of
   accounting for income taxes                          2.9
                                         -----        -----         -----
      Net income (loss)                    2.6%        (5.5)%         0.6%
                                         =====        =====         =====

REVENUE
- -------
Total revenue increased 16% in 1994 compared to 1993, principally as a result of an increase in product sales of 24%. Service and rental revenue was largely unchanged in 1994 compared to 1993. Total revenue decreased 9% in 1993 compared to 1992, as a result of a decrease in product sales of 16% which was partially offset by an increase in service and rental revenue of 6%.

SERIAL ACCESS SUBSYSTEMS

Revenue from serial access subsystem products increased 18% in 1994 compared to 1993, primarily due to increased sales of PowderHorn and Silverton. The Company also recognized incremental sales from its TimberLine 36-track cartridge subsystem, which became available in the fourth quarter of 1994. Sales of the Company's first-generation 4400 ACS library and 4480 18-track cartridge system declined during 1994.

Revenue from serial access subsystem products decreased 7% in 1993 compared to 1992, due primarily to the weak economic conditions in Europe, a strengthening U.S. dollar and the lack of a 36-track tape product offering for most of 1993. These pressures were offset partially by incremental sales revenue in the fourth quarter of 1993 from PowderHorn and Silverton.

During 1995, increased sales associated with TimberLine and new serial access products scheduled for availability in 1995 are expected to offset anticipated further declines in revenue from the Company's first-generation tape and library products. The serial access product family generates more revenue than any other product line of the Company and is expected to continue to be a major element of the Company's plan for 1995.

RANDOM ACCESS SUBSYSTEMS

Revenue from random access subsystem products increased 102% in 1994 compared to 1993, due to incremental sales of Iceberg. Iceberg became generally available during the second quarter of 1994. More than 245 Iceberg subsystems had been revenue recognized through the end of the year. While demand for Iceberg was strong in 1994, sales fell short of the Company's expectations. Sales of Iceberg in 1994 were adversely affected by lower than anticipated unit sales volume, smaller configuration sizes, and pricing pressures, as well as a longer than anticipated customer evaluation and acceptance period. No significant sales revenue was generated in 1994 by the Company's Nordique 9100 Open Storage Facility (Nordique), which became available in the third quarter of 1994. Nordique, a disk array product targeted at the lower end of the large systems marketplace and the midrange systems marketplace, has been adversely affected by rapid technological advances that have limited its competitiveness.

Revenue from random access subsystem products decreased 35% in 1993 compared to 1992, due primarily to decreased sales of the Company's rotating DASD products and decreased sales of Amperif's disk subsystems in the Unisys marketplace. The decrease in revenue from the Company's rotating DASD reflects the discontinuance of production of the Company's 8380 disk subsystem, which was completed during the second quarter of 1993. The decrease in DASD revenue from Amperif resulted from competition from new products offered by Unisys.

The Company is committing substantial resources to develop additional functions and features for Iceberg. Sales of Iceberg in 1995 are dependent upon continued customer acceptance of Iceberg in light of existing and anticipated competitive offerings in the DASD marketplace, the timely introduction of these additional Iceberg functions and features, achieving cost savings associated with the manufacture of Iceberg, and managing anticipated aggressive price competition in the DASD market. While the Company believes the introduction schedules for new Iceberg features and other DASD products currently being developed are achievable, there can be no assurances that they will be met, or that they will gain market acceptance.

MIDRANGE SYSTEMS

Revenue from midrange system products decreased 18% in 1994 compared to 1993. Midrange revenue and operating profits continued to be adversely affected by steep price erosion in the midrange DASD marketplace. Further, the restructuring plan adopted in the third quarter of 1993 has resulted in reduced midrange revenue as anticipated at the time the restructuring was adopted. During 1994, the Company continued to change the midrange organization, and distribution and service networks. The Company also redirected its midrange marketing efforts to focus on open systems and value-added AS/400 tape products and service to improve performance.

Revenue from midrange system products decreased 6% in 1993 compared to 1992. This decrease primarily reflects delays in the availability of the Company's Alpine 9600 Storage Manager, and price erosion in the midrange DASD marketplace. The decreases in revenue from midrange system products were also a result of the limited acceptance of the Company's midrange tape products. In response to these factors, the Company restructured its midrange business in the third quarter of 1993. The restructuring involved changing the Company's midrange product line, organization, distribution network and service operations to improve operating performance. See Note 15 to the consolidated financial statements and "RESTRUCTURING AND OTHER CHARGES," below, for further discussion of the Company's 1993 restructuring of its midrange business.

The Company's midrange business operated near the breakeven level during 1994. In 1995, price erosion in this intensely competitive marketplace is expected to continue. Accordingly, there can be no assurance that the Company's midrange business will generate any significant profits in the future.

OTHER

Revenue from other products decreased 11% in 1994 compared to 1993, due to a decrease in printer product revenue resulting from decreased unit sales volume. Revenue from other products was largely unchanged in 1993 compared to 1992. Printer product revenue will continue to decline in 1995 as the Company continues to wind down these operations. Sales of the Company's NearNet network storage manager (NearNet) were not significant in 1994. The ability to successfully develop and introduce networking products in the future is, however, expected to have a significant effect on the Company's future operating results. See "NETWORK SYSTEMS MERGER," below.

GROSS PROFIT
- ------------
Overall gross profit increased to 35% for 1994, compared to 31% for 1993 and 1992, primarily due to increased product sales margins.

Gross profit on product sales increased to 35% in 1994, compared to 29% in 1993 and 30% in 1992, primarily as a result of a favorable product mix which included greater contribution to revenue from higher margin products sold during 1994, such as Iceberg, Silverton, and PowderHorn; and reduced revenue contribution from midrange products, which generally have lower margins. Product sales margins were, however, pressured by intense price competition in the large systems and midrange DASD marketplaces; increased operating expenses associated with the discontinuance of salary reductions and other austerity measures; and inventory writedowns associated with DASD products targeted for the midrange and lower end of the large systems marketplace. Charges of approximately $15 million were recognized in 1994 for inventory writedowns as a result of the continued price erosion in the midrange DASD marketplace.

Gross profit on service and rental revenue increased slightly to 36% in 1994, compared to 35% in 1993 and 33% in 1992. Service margins were, however, reduced in the second half of 1994, primarily due to the discontinuance of austerity measures instituted in 1992.

The Company's ability to sustain or improve product sales margins in 1995 is significantly dependent upon the timely introduction of planned technological improvements to existing products and achieving cost savings associated with the manufacture of these products. Product sales margins may also be adversely effected by inventory writedowns during 1995 as a result of more rapid than anticipated technological changes and continuing price erosion in the DASD marketplace. Service margins are expected to decline slightly in 1995 as a result of longer warranty periods and increased costs associated with the installation of new products.

RESEARCH AND PRODUCT DEVELOPMENT
- --------------------------------
Research and product development expenditures increased 4% in 1994 and 7% in 1993. The Company completed several major product development programs during 1994 and has now shifted a portion of these resources to the development of enhancements for these products. The increase in 1993 was primarily due to the investment in these product development programs, which was partially offset by ongoing cost containment efforts.

MARKETING, GENERAL, ADMINISTRATIVE AND OTHER
- --------------------------------------------
Marketing, general, administrative and other income and expense (MG&A) increased 5% in 1994 compared to 1993, primarily due to an increase in operating expenses as a result of higher sales volumes and costs incurred in connection with the introduction of new products and the discontinuance of austerity measures. These increases were partially offset by lower operating expenses related to the Company's restructured midrange business and reduced foreign currency losses in 1994, compared to 1993. Gains and losses associated with foreign currency transactions and translation adjustments, net of associated hedging results, aggregated a net loss of $1.0 million for 1994, compared to a net loss of $8.8 million in 1993.

MG&A was largely unchanged in 1993 compared to 1992. Gains and losses associated with foreign currency transactions and translation adjustments, net of associated hedging results, aggregated a net loss of $8.8 million in 1993, compared to a net loss of $8.4 million in 1992.

See "INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES," below, for further discussion of the foreign exchange risks associated with the Company's international operations and the related foreign currency hedging activities.

RESTRUCTURING AND OTHER CHARGES
- -------------------------------
As further discussed in Note 15 to the Company's consolidated financial statements, the Company recognized restructuring and other charges of $74.8 million during 1993. Restructuring charges of $69.3 million, recognized during the third quarter of 1993, principally related to the reorganization of the Company's midrange business. Merger and consolidation expenses of $5.5 million were also recognized during 1993 in connection with the merger with Amperif.

The restructuring yielded expense reductions of approximately $10 million in the fourth quarter of 1993 and approximately $39 million during 1994. The cost savings during 1994 resulted from the following components (in millions of dollars):

        Exit of non-profitable midrange product lines
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
                                                                 ==

Following is a rollforward by quarter of the $12 million of restructuring accruals established at the time of the restructuring (in millions of dollars):

                                            Reclassifications
                                                  to Other
                      Beginning        Cash     Restructuring    Ending
                       Balance     Payments        Charges      Balance
                      -------------------------------------------------

Third quarter, 1993      $12.0       $(0.7)                      $11.3
Fourth quarter, 1993      11.3        (4.5)         $(1.2)         5.6
First quarter, 1994        5.6        (2.4)                        3.2
Second quarter, 1994       3.2        (0.9)                        2.3
Third quarter, 1994        2.3        (0.4)                        1.9
Fourth quarter, 1994       1.9        (1.0)                        0.9
                                       ---            ---
     Total                           $(9.9)         $(1.2)
                                       ===            ===

No material cash outflows are anticipated to result from this restructuring in the future.

INTEREST INCOME AND EXPENSE
- ---------------------------
Despite an increase in market interest rates during 1994, interest income decreased 22% compared to 1993, due to a reduction in net investment in sales-type lease balances and a decrease in the Company's cash balances available for investment. Interest income decreased 18% in 1993 compared to 1992, due primarily to a reduction in net investment in sales-type lease balances.

Interest expense decreased 7% in 1994 compared to 1993, primarily as a result of reduced levels of nonrecourse borrowings in the first half of 1994. Interest expense decreased 10% in 1993 compared to 1992, primarily as a result of lower interest rates and a reduction in the Company's nonrecourse borrowings.

INCOME TAXES
- ------------
As further discussed in Note 9 to the Company's consolidated financial statements, effective as of the beginning of the fiscal year 1993, the Company was required to change its method of accounting for income taxes from Statement of Financial Accounting Standards (SFAS) No. 96 to SFAS No. 109. A one-time benefit of $40 million was recognized in the first quarter of 1993 as a result of the adoption of the new income tax accounting standard on a prospective basis. The adoption of SFAS No. 109 had no cash flow impact.

SFAS No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company's earnings history, the Company's near-term earnings expectations and possible reductions in the Company's net operating loss carryforwards as a result of proposed adjustments by the Internal Revenue Service to the Company's previously filed federal income tax returns. Based on the currently available information, management has determined that the Company will more likely than not realize $51.6 million of deferred income tax assets as of December 30, 1994.

See Note 9 to the consolidated financial statements for information with respect to the current status of the Internal Revenue Service examinations.

The Company's provision for income taxes relates primarily to taxable earnings associated with its international operations in certain foreign countries. The Company's effective tax rate can be subject to significant fluctuations due to dynamics associated with the mix of its U.S. and international taxable earnings.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------
FINANCINGS

In March 1993, the Company completed a public offering of 3.45 million shares of $3.50 Convertible Exchangeable Preferred Stock, $.01 par value (the Preferred Stock), at a price of $50.00 per share. The net proceeds of the Preferred Stock offering, after deducting all associated costs, were approximately $166.5 million. The net proceeds were used by the Company for working capital and capital expenditures associated with the development and introduction of new products and for other general corporate purposes.

WORKING CAPITAL

The Company's cash balances decreased $49.1 million and short-term investments decreased $16.0 million from December 31, 1993, to December 30, 1994. Net cash provided by operations was $73.3 million for 1994 compared to $87.5 million for 1993 and $107.1 million for 1992. The decrease in cash and short-term investments for 1994 primarily resulted from a significant investment in equipment held for sale or lease as the Company shipped Iceberg and other new products to customers for evaluation and acceptance prior to recognizing the associated revenue. While the ramp-up of production of Iceberg was largely completed in 1994, the Company continues to carry a significant investment in equipment held for sale or lease going into 1995. Significant investments in property, plant and equipment were also made in 1994 in connection with test and production equipment associated with new products. Net cash of $2.1 million from financing activities during 1994 reflects net proceeds from non-recourse borrowings offset by repayments of other debt. The increase in cash and short-term investments in 1993 reflects the net proceeds from the Preferred Stock offering, coupled with the net cash generated by operating activities, partially offset by investments in property, plant and equipment, and the partial paydown of nonrecourse borrowings.

The current ratio decreased to 2.1 at December 30, 1994, from 2.2 at December 31, 1993. Accounts receivable increased from $218.7 million at December 31, 1993, to $313.2 million at December 30, 1994, due primarily to higher comparable revenue. Inventories increased from $203.3 million at December 31, 1993, to $240.0 million at December 30, 1994, principally as a result of a build-up of inventories associated with new DASD and tape products.

AVAILABLE FINANCING LINES

In September 1994, the Company amended its secured multicurrency credit agreement with a group of U.S. and international banks (the Revolver) to increase the maximum possible borrowings under the credit facility from $150 million to $200 million and to extend the facility through March 1996. In addition, the Revolver was modified to increase the total amount available under the borrowing base. The interest rates available under the Revolver depend on the type of advance selected; however, the primary advance rate is the agent bank's prime lending rate (8.5% at December 30, 1994). The total amount available under the Revolver is limited to a monthly borrowing base determined as a percentage of the Company's eligible accounts receivable, lease assets (primarily net investments in sales-type leases not previously utilized for other secured borrowings), and equipment awaiting revenue recognition. To obtain funds under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. As of December 30, 1994, the Company had no outstanding advances under the Revolver and had approximately $136 million of available credit under the Revolver.

In addition to the Revolver, the Company had lease assets in excess of $80 million available for financing as of December 30, 1994. Subject to credit approval, the Company believes it can develop lease discounting lines, if needed, or fund its operating and capital requirements through other forms of asset-backed financings. At the Company's option, a portion of these lease assets can also be utilized for borrowings under the Revolver.

In order to sustain desired levels of cash balances, the Company may from time-to-time borrow against its Revolver. The Company believes it has adequate working capital and financing capabilities to meet its anticipated operating and capital requirements for the next 12 months, including new product offerings. Over the longer term, the Company intends to continue to commit substantial amounts of its resources to research and development projects and may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may seek to fund these activities or possible transactions through the issuance of additional equity or debt. The issuance of equity or convertible debt securities could result in dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, can be completed on terms acceptable to the Company.

FINANCING SUBSIDIARY

The Company established a wholly owned captive financing subsidiary, StorageTek Financial Services Corporation (SFSC), during 1994. The Company believes that SFSC will expand the Company's offering of leasing and other customer finance products and services, as well as lower the Company's cost of funding those products and services.

LONG-TERM DEBT-TO-EQUITY

The Company's long-term debt-to-equity ratio decreased to 33% as of December 30, 1994, from 36% as of December 31, 1993. These debt-to-equity ratios include $112.0 million and $97.0 million, respectively, of long-term nonrecourse borrowings secured by customer lease commitments included within total assets (primarily net investment in sales-type leases). Excluding long-term nonrecourse borrowings, the Company's long-term debt-to-equity ratio decreased to 23% as of December 30, 1994, from 26% as of December 31, 1993.

REPAYMENT OBLIGATIONS AND CONVERSION FEATURES

Pursuant to the indenture related to the Company's 8% Convertible Subordinated Debentures due 2015 (Convertible Debentures), the Company is required to make semiannual interest payments on the $145.6 million principal amount of Convertible Debentures outstanding. The Convertible Debentures are convertible at the option of the holder into common stock at a price of $35.25 per share. The Convertible Debentures are currently redeemable at the option of the Company at a premium of 4.8%, and are redeemable at decreasing premiums through May 30, 2000. Convertible Debentures in the principal amount of $8 million per annum, plus accrued interest, must be redeemed beginning May 31, 2000, through a sinking fund which provides for the retirement of 75% of the Convertible Debentures prior to their maturity on May 31, 2015. Convertible Debentures purchased by the Company in the open market and Convertible Debentures converted to common stock may be applied to the sinking fund requirements. As of December 30, 1994, the Company held Convertible Debentures in the principal amount of $14.3 million available for sinking fund payments.

In connection with the Company's 9.53% Senior Secured Notes due August 31, 1996 (the Notes), the Company is required to make semiannual interest payments on the $55 million principal amount outstanding. All principal amounts are due and payable on August 31, 1996. Upon repayment of the Notes, approximately $60 million of additional lease assets which currently secure the Notes will become available for financing. The Notes are redeemable at the option of the Company, in whole or in part, from time to time, at a premium which is determined based on current interest rates and the time remaining until maturity.

The Company's Preferred Stock provides for cumulative dividends payable quarterly in arrears at an annual rate of $3.50 per share, when and as declared by the Company's board of directors. Annual dividends associated with the Preferred Stock aggregate $12.1 million. The Notes contain restrictions that limit the payment of dividends on the Company's Preferred Stock; however, these restrictions are not expected to limit the ability of the Company to pay dividends on its Preferred Stock.

The Preferred Stock is convertible at any time at the option of the holder, unless previously redeemed, into shares of StorageTek common stock at an initial conversion rate of 2.128 shares of common stock for each share of Preferred Stock (equivalent to a conversion price of $23.50 per share of common stock). The Preferred Stock is redeemable for cash at any time on and after March 15, 1996, in whole or in part, at the option of the Company, initially at a redemption price of $52.45 per share, and thereafter at prices decreasing ratably annually to $50.00 per share on and after March 15, 2003, plus accrued and unpaid dividends. The Preferred Stock is also exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning March 15, 1995, for 7% Convertible Subordinated Debentures due 2008 at the rate of $50.00 principal amount of debentures for each share of Preferred Stock. The debentures, if issued, would contain conversion and optional redemption provisions substantially identical to those of the Preferred Stock, and would be subject to a mandatory sinking fund.

INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES
- -----------------------------------------------
In 1994, approximately 39% of the Company's revenue was generated by its international operations. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe, principally Germany, France and the United Kingdom; Scandinavia; Japan; Canada and Australia. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operations and financial results can be materially affected by changes in foreign currency exchange rates.

In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a hedging program which utilizes foreign currency options and forward exchange contracts. The Company utilizes foreign currency options, generally with maturities of less than one year, to hedge its exposure to exchange-rate fluctuations in connection with anticipated revenue from its international operations. Gains and losses on the options are deferred and recognized as an adjustment to the hedged revenue. The Company also utilizes forward exchange contracts, generally with maturities of less than two months, to hedge its exposure to exchange-rate fluctuations in connection with net monetary assets held in foreign currencies. The forward contracts are marked-to-market each month with any gains or losses recognized within MG&A as an adjustment to the foreign exchange gains and losses on the translation of net monetary assets. See Note 14 to the consolidated financial statements for additional information with respect to the Company's foreign currency hedging activities, including an assessment of the market and credit risks associated with these activities. See "OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS - INTERNATIONAL OPERATIONS," below, for further discussion of other factors which may affect the Company's international operations.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS
- --------------------------------------------
NEW PRODUCTS AND TECHNOLOGICAL CHANGE

The Company believes that the successful and timely development and shipment of its new products will play a key role in determining its results of operations and competitive strength in the future. During the past several years, the Company has introduced many new and enhanced products and has plans to introduce additional products in 1995. There can be no assurance that the Company will successfully develop, manufacture or market these products. Delays in the availability of new products could adversely affect the Company's financial results.

The market for the Company's products is characterized by rapid technological advances which necessitate frequent product introductions and enhancements, and can result in unpredictable product transitions and shortened product life cycles. To be successful in this market, the Company must make significant investments in research and product development and introduce competitive new products and enhancements to existing products on a timely basis. These factors can reduce the effective life of product-line-specific assets, a problem that has been experienced in the midrange line of products and resulted in inventory write downs. There can be no assurance that new products developed by the Company will be accepted in the marketplace. Moreover, certain components of the Company's products operate near the present limits of electronic and physical capabilities of performance and are designed and manufactured with relatively small tolerances. If flaws in design or production occur, the Company may experience a rate of failure in its products that results in substantial costs for the repair or replacement of defective products and potential damage to the Company's reputation.

DEPENDENCE ON IBM SYSTEMS; COMPETITION; PRICING PRESSURES

The Company competes with several large, multinational companies having substantially greater resources than the Company's, principally IBM, Fujitsu Limited and Hitachi Ltd., as well as other companies, including Amdahl Corporation and EMC Corp. Current industry estimates show the industry's 1995 DASD manufacturing capacity and total projected output are significantly greater than anticipated demand. This potential over-supply could put increasing downward pressure on pricing. Because of the significance of the IBM mainframe and midrange operating environments, many of the Company's products are designed to be compatible with certain IBM operating systems and many of its products function like IBM equipment. As a result, the Company's business in the past has been and in the future may be adversely affected by a number of factors outside the control of the Company, including, among others, modifications in the design or configuration of IBM computer systems; IBM's efforts to deny access to required interface information; the announcement and introduction of new products by competitors; changes in customer requirements such as migration toward networked computing; and price competition for comparable systems, equipment or services. The Company's ability to sustain or increase sales levels depends to a significant extent upon acceptance of and continued demand for the many recently introduced products, and products planned for introduction in the future. There can be no assurance that the Company's current product offerings, products in development, or products in the early stages of market introduction will achieve or sustain market acceptance, or that they will be able to successfully compete against other companies' products. Also, the Company's service business may be adversely affected in the future by aggressive pricing and litigation strategies utilized by competitors in an effort to gain market share, as well as the current trend toward granting extended warranties.

MANUFACTURING RISKS; DEPENDENCE ON SUPPLIERS

The Company's manufacturing processes have increased in complexity as the number and diversity of products offered to customers has increased. The manufacturing process for many of the Company's products is highly complex and precise. Unexpected difficulties in the manufacturing process can cause component parts, or systems to be rejected. Many of these difficulties are hard to diagnose and expensive to remedy. The Company expects to begin manufacturing operations in its Toulouse France facilities in 1995, which could initially experience manufacturing irregularities or adverse output fluctuations.

The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and components. However, the Company purchases certain important components and products from single suppliers that the Company believes are currently the only manufacturers of the particular components that meet the Company's qualification requirements and other specifications. In addition, the Company manufactures some key components, or its products include components, for which alternative sources of supply are not readily available. In the past, certain suppliers have experienced occasional technical, financial or other problems that have delayed deliveries to the Company, without significant effect on it. An unanticipated failure of any sole-source supplier to meet the Company's requirements for an extended period, or an interruption of the Company's ability to secure comparable components, could have a material adverse effect on its revenue and results of operations. In the event a sole-source supplier was unable or unwilling to continue to supply components, the Company would have to identify and qualify other acceptable suppliers.

This process could take an extended period and no assurance can be given that any additional source would become available or would be able to satisfy the Company's production requirements on a timely basis.

The Company markets a number of products acquired from other manufacturers on an original equipment manufacturer (OEM) basis. These products are often available only from a single manufacturer. Some of these OEM suppliers are, or may in the future be, competitors of the Company. In the event that an OEM product is no longer available, second sourcing is not always feasible and there could be a material adverse effect on the Company's results of operations.

EARNINGS FLUCTUATIONS

The Company's reported earnings can fluctuate significantly from quarter to quarter due to a variety of factors, including among others, the effects of
(i) customers' historical tendencies to make purchase decisions near the end of the calendar year, (ii) the timing of the announcement and availability of products and product enhancements by the Company and its competitors, (iii) fluctuating foreign currency exchange rates, (iv) longer than anticipated customer acceptance periods for the Company's products, and (v) changes in the mix of products sold. The Company's reported earnings in 1995 may also be significantly affected by the operating results of Network Systems - with whom the Company merged in March 1995. Network Systems' operating results, together with associated merger and consolidation charges, are expected to be dilutive to the Company's reported earnings at least through 1995.

VOLATILITY OF STOCK PRICE

The trading price of the Company's Common Stock has fluctuated substantially in the past in response to reported earnings, industry conditions, new product or product development announcements by the Company or its competitors, announced acquisitions and joint ventures by the Company or its competitors, general market and economic conditions, international currency fluctuations and other events or factors. Further, the volatility of the stock markets in recent years has caused wide fluctuations in trading prices of stocks of high technology companies independent of their individual operating results. The market value of the Company's Common Stock may at any given time in the future be adversely affected by these and other factors. See Part II, Item 5, "Market for Registrant's Common Stock and Related Stockholder Matters " of this Form 10-K.

INTELLECTUAL PROPERTY

The Company's ability to compete is affected by its ability to protect its proprietary information. StorageTek protects its intellectual property rights through a combination of patents, trademarks, copyrights, confidentiality procedures, trade secret laws and licensing arrangements.
The Company's policy is to apply for patents, or other appropriate proprietary or statutory protection when it develops new or improved technology that is important to its business. Such protection, however, may not preclude competitors from developing products similar to the Company's products. In addition, competitors attempt to restrict the Company's ability to compete by advancing various intellectual property law theories which could, if enforced by the courts, restrict the Company's ability to develop and manufacture interoperable products. Also, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. The Company also relies on certain technology that is licensed from others. The Company's intellectual property rights are material to the Company's business. The failure to successfully protect its intellectual property rights could have a material adverse effect on the Company's business, financial condition and operating results.

The high technology industry is characterized by vigorous pursuit and protection of intellectual property rights or positions, which in some instances has resulted in significant litigation, which is often protracted and expensive. Litigation by or against the Company could result in significant expense and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in an unfavorable determination against the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurances that the Company would be successful in such development or that such license would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. The Company from time to time has commenced actions against other companies to protect or enforce its intellectual property rights. Similarly, the Company from time to time has been notified that it may be infringing certain patent or other intellectual property rights of others. Currently, the Company is involved in several proceedings relating to its intellectual property and patent infringement. See Part I, Item 3, "Legal Proceedings" and Note 13 to the consolidated financial statements for additional information with respect to the Company's legal proceedings.

INTERNATIONAL OPERATIONS

During fiscal 1994, 1993 and 1992, approximately 39%, 37% and 41%, respectively, of the Company's revenue was derived from sales in markets outside of the United States, primarily in Europe. The Company expects that international sales will continue to account for a significant portion of its revenue for the foreseeable future. The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, in the past the Company's business has been adversely affected by recessions in Europe. In addition, the Company is subject to the risks of conducting business outside of the United States, including fluctuations in currency exchange rates, changes in or impositions of legislative or regulatory requirements, tariffs, quotas, difficulty in obtaining export licenses, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold may not protect the Company's intellectual property rights to the same extent as do the laws of the United States. To date, the Company has not experienced any material adverse effects on its operations as a result of the foregoing factors; however, there can be no assurances that in the future one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition or operating results.

NETWORK SYSTEMS MERGER
- ----------------------
As more fully discussed in Note 18 to the consolidated financial statements, the Company, through a wholly owned subsidiary, completed a merger with Network Systems Corporation (Network Systems) on March 7, 1995. The merger will be accounted for as a pooling of interests and, accordingly, the consolidated financial statements will be restated in the first quarter of 1995 for all periods prior to the merger to include the operations of Network Systems, adjusted to conform with StorageTek's accounting policies and presentation. The conforming accounting changes principally relate to revenue recognition and income tax accounting. Merger and consolidation charges of between $10 and $15 million are expected to be recognized in the first quarter of 1995 in connection with the merger. The merger and consolidation charges, together with Network Systems' operating results, are expected to be dilutive to StorageTek's operating results at least through 1995. Nonetheless, StorageTek believes Network Systems' current and anticipated future products will provide the Company with the opportunity to accelerate its plans for introducing storage management solutions for the enterprisewide network environment.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in the Index to Consolidated Financial Statements at Item 14 of this Form 10-K are incorporated by reference into this Item 8 of Part II of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information concerning the identity, background and experience of the Company's directors is set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement concerning the Annual Meeting of Stockholders to be held May 24, 1995 (the "Proxy Statement"), which information is incorporated herein by reference. Also, the information concerning executive officers set forth under the caption "Executive Officers of the Registrant," in Part I of this Form 10-K is incorporated herein by reference.

The information concerning Forms 3, 4, and 5 filed by Section 16 reporting persons set forth under the caption "Compensation of Executive Officers -- Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement is incorporated herein by reference.


ITEM 11.    EXECUTIVE COMPENSATIONS

The information concerning compensation of executive officers and directors required under this item is contained in the Proxy Statement under the captions "Compensation of Executive Officers" and "Standard Arrangements for Compensation of Directors," and is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning certain principal holders of securities and security ownership of executive officers and directors required under this item is contained in the Proxy Statement under the captions "Voting Securities of the Company -- Principal Holders of Securities,-- Security Ownership of Named Executives" and "Election of Directors," which is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions required under this item is contained in the Proxy Statement under the caption "Compensation of Executive Officers," which is incorporated herein by reference.

                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)  The following documents are filed as a part of this report:

                                                                  PAGE
1.  Financial Statements:
    ---------------------

    Consolidated Balance Sheet at December 30, 1994,
       and December 31, 1993                                       F-1

    Consolidated Statement of Operations for the
       Years Ended December 30, 1994, December 31,
       1993, and December 25, 1992                                 F-2

    Consolidated Statement of Cash Flows for the
       Years Ended December 30, 1994, December 31,
       1993, and December 25, 1992                                 F-3

    Consolidated Statement of Changes in Stockholders'
       Equity for the Years Ended December 30, 1994,
       December 31, 1993, and December 25, 1992                    F-4

    Notes to Consolidated Financial Statements                     F-5

    Report of Independent Accountants for Storage
       Technology Corporation                                     F-29

    Report of Independent Accountants for
       Network Systems Corporation                                F-30

2.  Financial Statement Schedules:

    VIII - Valuation and Qualifying
       Accounts and Reserves                                      F-31

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

3.  Exhibits:
    ---------

 (a)The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated into this Annual Report on Form 10-K by reference:

  Exhibit No.                     Description
  ----------   ------------------------------------------------------------

    2.1 Restated Agreement and Plan of Merger by and among the Registrant, StorageTek Eagle Corporation and Network Systems Corporation dated as of August 8, 1994, as amended as of August 25, 1994 and September 9, 1994 and Restated on November 5, 1994 (filed November 16, 1994, as Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, and incorporated herein by reference).

    2.2 Amendment to Restated Agreement and Plan of Merger among Storage Technology Corporation, StorageTek Eagle Corporation and Network Systems Corporation dated as of February 8, 1995 (filed February 8, 1995 on Form 8-K, and incorporated herein by reference).

    3.1 Restated Certificate of Incorporation and Restated Bylaws of Storage Technology Corporation dated July 28, 1987, as currently in effect (filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1987, and incorporated herein by reference).

    3.2 Certificate of Amendment to the Restated Certificate of Incorporation dated May 22, 1989 (filed as Exhibit (c)(1) to the Registrant's Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference).

    3.3 Certificate of Second Amendment to the Restated Certificate of Incorporation dated June 2, 1992 (filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1992, and incorporated herein by reference).

    3.4 First Amendment to the Restated Bylaws of Storage Technology Corporation, amending Section IV (filed as Exhibit 3(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1987, and incorporated herein by reference).

    4.1 Specimen Certificate of Common Stock, $0.10 par value of Registrant (filed as Exhibit (c)(2) as to the Registrant's Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference).

    4.2 Indenture dated as of May 31, 1990, between Storage Technology Corporation and Manufacturers Hanover Trust Company of California, Trustee, relating to the Company's 8% Convertible Subordinated Debentures due May 31, 2015 (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-3 filed May 11, 1990, File No. 33-34876, and incorporated herein by reference).

    4.3 Registration Statement of the Registrant on Form 8-A dated August 13, 1981 (filed as Exhibit 4.7 to the Registrant's Registration Statement on Form S-3 filed January 29, 1993, File No. 33-57678, and incorporated herein by reference).

  Exhibit No.                     Description
  ----------   ------------------------------------------------------------

    4.4 Registration Statement of the Registrant on Form 8-A dated August 23, 1990 (filed as Exhibit 4.8 to the Registrants' Registration Statement on Form S-3 filed January 29, 1993, File No. 33-57678, and incorporated herein by reference).

    4.5 Rights Agreement dated as of August 20, 1990, between Storage Technology Corporation and First Fidelity Bank, N.A., New Jersey, Rights Agent, (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K on August 20, 1990, and incorporated herein by reference).

    4.6 Certificate of Designations of Series B Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 8, 1990, and incorporated herein by reference).

    4.7 Certificate for $3.50 Convertible Exchangeable Preferred Stock (filed as Exhibit 4.11 to the Registrants Registration Statement on Form S-3 filed January 29, 1993, File No. 33-57678, and incorporated herein by reference).

    4.8          Certificate of Designations of $3.50 Convertible
                 Exchangeable Preferred Stock (filed as Exhibit 4.12 to the Registrants Registration Statement on Form S-3 filed January 29, 1993, File No. 33-57678, and incorporated herein by reference).

    4.9 Indenture between the Registrant and American Stock Transfer and Trust Company, as Trustee, relating to the Registrant's 8% Convertible Subordinated Debentures due 2008, (filed as
                 Exhibit 4.13 to the Registrants Registration Statement on Form S-3 filed January 29, 1993, File No. 33-57678, and incorporated herein by reference).

    4.10 Form of 8% Convertible Subordinated Debentures due 2008 (filed as Exhibit 4.13 to the Registrant's Registration Statement on Form S-3 filed January 29, 1993, File No. 33-57678, and incorporated herein by reference).

    4.11 Form of Note Agreement dated as of August 30, 1991 relating to Registrant's 9.53% Senior Secured Notes due August 31, 1996 (filed as Exhibit 4(e) to the Registrant's Registration Statement on Form S-4 filed October 25, 1991, File No. 33-43536, and incorporated herein by reference).

    4.12 Amendment No. 1 and Waiver to Note Agreement dated as of April 1, 1994 relating to the Registrant's 9.53% Senior Secured Notes due August 31, 1996 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 1994, and incorporated herein by reference).

    4.13 Amendment No. 2 and Waiver to Note Agreement dated as of April 2, 1994 relating to the Registrant's 9.53% Senior Secured Notes due August 31, 1996 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 1994, and incorporated herein by reference).

  Exhibit No.                     Description
  ----------   ------------------------------------------------------------

    10.1* 1984 Stock Option Plan (filed as part of the Company's Registration Statement on Form S-8, filed February 10, 1984, File No. 2-89417, and incorporated herein by reference).

    10.2* 1987 Employee Stock Purchase Plan, as amended (filed as part of the Registrant's Registration Statement on Form S-8 filed September 8, 1994, File No. 33-42818, and incorporated herein by reference).

    10.3* 1987 Equity Participation Plan (filed as part of the Company's Registration Statement on Form S-8, filed December 28, 1987, File No. 33-19426, and incorporated herein by reference).

    10.4*        Amendment to the 1987 Equity Participation Plan (filed as
                 Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1990, and incorporated herein by reference).

    10.5*        Storage Technology Corporation MBO Plan (filed as Exhibit
                 10.1 to the Company's Quarterly Report on Form 10-Q for quarter ended July 1, 1994, and incorporated herein by reference).

    10.6* Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (filed as part of the Registrant's Registration Statement on Form S-8, filed September 18, 1991, File No. 33-42817, and incorporated herein by reference).

    10.7         NONE

    10.8*/** Employment Agreement between the Company and David E. Lacey, dated February 17, 1995.

    10.9*/** Employment Agreement between the Company and L. Thomas Gooch, dated February 17, 1995.

    10.10*/**    Employment Agreement between the Company and Mark D.
                 McGregor, dated February 17, 1995.

- ----------------------
   *    Contract or compensatory pal or arrangement in which directors and/or officers participate.

   **   Indicates Exhibits filed with this Annual Report.

  Exhibit No.                     Description
  ----------   ------------------------------------------------------------

    10.11*/**    Employment Agreement between the Company and W. Russell
                 Wayman, dated February 17, 1995.

    10.12*/**    Employment Agreement between the Company and David E. Weiss, dated February 17, 1995.

    10.13*/**    Employment Agreement between the Company and John V.
                 Williams, dated February 17, 1995.

    10.14 Multicurrency Credit Agreement dated as of March 31, 1993, among the Registrant, Storage Technology De Puerto Rico, Inc., XL/Datacomp, Inc. and StorageTek Financial Services Corporation as Borrowers and Bank of America National Trust and Savings Association as Agent, Swing Line Bank and Issuing Bank, and the other banks and financial institutions parties thereto (the "Credit Agreement") (filed as Exhibit
                 10.15 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 26, 1993, and incorporated herein by reference).

    10.15 Amended and Restated Multicurrency Credit Agreement dated as of September 28, 1994 (filed as Exhibit 10.0 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and incorporated herein by reference).

    10.16 Restated Agreement and Plan of Merger, dated November 15, 1994, between the Registrant, StorageTek Eagle Corporation and Network Systems Corporation (filed as Appendix A to the Registrant's Registration Statement on Form S-4 filed on January 10, 1995, File No. 33-55343, and incorporated herein by reference).

    10.17** Amendment to Restated Agreement and Plan of Merger, dated February 8, 1995, between the Registrant, StorageTek Eagle Corporation and Network Systems Corporation.

    11.0**       Computation of Earnings (Loss) per Common Share.

    21.0**       Subsidiaries of Registrant.

- ----------------------
   *    Contract or compensatory pal or arrangement in which directors and/or officers participate.

   **   Indicates Exhibits filed with this Annual Report.

  Exhibit No.                     Description
  ----------   ------------------------------------------------------------

    23.0**       Consent of Price Waterhouse LLP.

    24.1         Power-of-Attorney.

    27.0**       Financial Data Schedule.

(b) Reports on Form 8-K. During the fourth quarter of 1994 there were no Form 8-K's filed by the Company. Subsequent to 1994 fiscal year end, the Company filed two reports on Form 8-K. On January 26, 1995, the Company filed a report on Form 8-K concerning its 1994 financial results, and on March 17, 1995, the Company filed a report on Form 8-K concerning the Company's merger with Network Systems Corporation, which incorporated by reference the following financial statements:

        (1) The Unaudited Pro Forma Condensed Combined Financial Statements of StorageTek and Network Systems as of and for the nine months ended September 1994 and for each of the three years in the period ended December 1993; and

        (2) Network Systems' financial statements as of December 31, 1993, and December 31, 1992, and for each of the three years in the period ended December 31, 1993.

(c) Exhibits. The Exhibits listed in Item 14(a)(3) hereof are filed as part of this Annual Report on Form 10-K.

(d) Financial Statement Schedules.  See Item 14(a)(3) above.

- ----------------------
   **   Indicates Exhibits filed with this Annual Report.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 17, 1995         STORAGE TECHNOLOGY CORPORATION




                           By: /s/  Ryal R. Poppa
                               -----------------------------
                               Ryal R. Poppa
                               Chairman of the Board,
                               President
                               and Chief Executive Officer
                               (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

   SIGNATURE                   TITLE                      DATE


/s/ Ryal R. Poppa
- ---------------------
Ryal Poppa             Chairman of the Board,           March 17,  1995
                       President and Chief
                       Executive Officer
                       (Principal Executive Officer)

/s/ David E. Lacey
- ---------------------
David E. Lacey         Interim Chief Financial          March 17,  1995
                       Officer and Corporate
                       Vice President
                       (Principal Financial Officer)
                       (Principal Accounting Officer)

/s/ Judith E.N. Albino
- ---------------------
Judith E.N. Albino          Director                    March 17,  1995


/s/ William L. Armstrong
- ------------------------
William L. Armstrong        Director                    March 17,  1995


/s/ Robert A. Burgin
- ---------------------
Robert A. Burgin            Director                    March 17,  1995


/s/ Paul Friedman
- ---------------------
Paul Friedman               Director                    March 17,  1995


/s/ Stephen J. Keane
- ---------------------
Stephen J. Keane            Director                    March 17,  1995


/s/ Robert E. LaBlanc
- ---------------------
Robert E. LaBlanc           Director                    March 17,  1995


/s/ Robert E. Lee
- ---------------------
Robert E. Lee               Director                    March 17,  1995


/s/ Harrison Shull
- ---------------------
Harrison Shull              Director                    March 17,  1995

   SIGNATURE                   TITLE                      DATE


/s/ Richard C. Steadman
- -----------------------
Richard C. Steadman         Director                    March 17,  1995


/s/ Robert C. Wilson
- ---------------------
Robert C. Wilson            Director                    March 17,  1995

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                          (In Thousands of Dollars)
                                                  December 30,  December 31,
                                                       1994       1993
                                                   ----------    ----------
ASSETS
Current assets:
 Cash, including cash equivalents of
    $118,751 in 1994 and $181,583 in 1993,
    and restricted cash of $5,353 in 1994
    and $3,857 in 1993                             $  205,926    $  255,062
 Short-term investments                                              16,042
 Accounts receivable, net of allowance
    for doubtful accounts of $10,623 in
    1994 and $12,452 in 1993                          313,231       218,701
 Notes and installment receivables                      8,203         9,973
 Net investment in sales-type leases (Note 3)         155,341       171,165
 Inventories (Note 4)                                 240,019       203,257
                                                    ---------     ---------
    Total current assets                              922,720       874,200
Notes and installment receivables                       9,918        13,968
Net investment in sales-type leases (Note 3)          231,377       252,678
Equipment held for sale or lease, at cost
   net of accumulated depreciation of
   $98,649 in 1994 and $96,454 in 1993 (Note 5)       137,374        97,324
Spare parts for field service, at cost net
   of accumulated amortization of $64,109
   in 1994 and $55,317 in 1993                         56,977        50,150
Property, plant and equipment, at cost net
   of accumulated depreciation (Note 6)               332,651       306,034
Deferred income tax assets, net of
   valuation allowance (Note 9)                        51,603        52,260
Other assets                                          147,387       146,395
                                                    ---------     ---------
                                                   $1,890,007    $1,793,009
                                                    =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
 Nonrecourse borrowings secured by
    lease commitments (Note 8)                     $   79,407    $   74,191
 Current portion of other long-term debt (Note 8)      27,396        32,581
 Accounts payable                                     113,794        91,890
 Accrued liabilities (Note 7)                         219,139       192,874
 Income taxes payable (Note 9)                          8,764        14,167
                                                    ---------     ---------
    Total current liabilities                         448,500       405,703
Nonrecourse borrowings secured by lease
   commitments (Note 8)                               112,073        96,975
Other long-term debt (Note 8)                         244,814       264,743
Deferred income tax liabilities (Note 9)               10,073         8,285
                                                    ---------     ---------
     Total liabilities                                815,460       775,706
                                                    ---------     ---------
Commitments and contingencies (Notes 8 and 13)
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 40,000,000
  shares authorized; 3,450,000 shares of  $3.50
  Convertible Exchangeable Preferred Stock
  issued in 1994 and 1993, $172,500,000
  aggregate liquidation  preference (Note 10)              35            35
Common stock, $.10 par value, 150,000,000
  shares authorized; 44,560,822 shares issued
  in 1994, and 43,097,788 shares issued in 1993         4,456         4,310
Capital in excess of par value                      1,449,240     1,421,860
Accumulated deficit                                  (372,261)     (401,623)
Treasury stock of 35,713 shares in 1994
  and 34,349 shares in 1993                              (773)         (735)
Unearned compensation                                  (6,150)       (6,544)
                                                    ---------     ---------
     Total stockholders' equity                     1,074,547     1,017,303
                                                    ---------     ---------
                                                   $1,890,007    $1,793,009
                                                    =========     =========

  The accompanying notes are an integral part of the consolidated financial statements.

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                  (In Thousands, Except Per Share Amounts)


                                                    Year Ended
                                    -----------------------------------------
                                    December 30,  December 31,   December 25,
                                          1994          1993           1992
                                      ----------    ----------     ----------

Sales                                 $1,115,802    $  902,482     $1,079,130
Service and rental revenue               509,157       502,270        471,815
                                       ---------     ---------      ---------
  Total revenue                        1,624,959     1,404,752      1,550,945
                                       ---------     ---------      ---------

Cost of sales                            728,983       641,411        757,369
Cost of service and rental revenue       328,267       324,502        316,830
                                       ---------     ---------      ---------
  Total cost of revenue                1,057,250       965,913      1,074,199
                                       ---------     ---------      ---------

  Gross profit                           567,709       438,839        476,746
Research and product development costs   169,811       163,286        152,702
Marketing, general, administrative
   and other income and expense, net     341,747       324,823        315,475
Restructuring and other
   charges (Note 15)                                    74,772
                                       ---------     ---------      ---------

  Operating profit (loss)                 56,151      (124,042)         8,569
Interest expense                          40,678        43,670         48,706
Interest income                          (42,964)      (54,916)       (67,171)
                                       ---------     ---------      ---------

  Income (loss) before income
     taxes and cumulative
     effect of accounting change          58,437      (112,796)        27,034
Provision for income taxes (Note 9)       17,000         5,000         17,700
                                       ---------     ---------      ---------

  Income (loss) before cumulative
     effect of accounting change          41,437      (117,796)         9,334
Cumulative effect on prior years
   of change in method of accounting
   for income taxes (Note 9)                            40,000
                                       ---------     ---------      ---------

  Net income (loss)                       41,437       (77,796)         9,334

Preferred dividend
   requirement (Note 10)                  12,075         9,805
                                       ---------     ---------      ---------

  Income (loss) applicable
     to common shares                 $   29,362    $  (87,601)    $    9,334
                                       =========     =========      =========

EARNINGS (LOSS) PER COMMON SHARE
Income (loss) before cumulative
   effect of accounting change        $     0.66    $    (2.98)    $     0.22
Cumulative effect on prior years
   of change in method of
   accounting for income taxes                            0.93
                                       ---------     ---------      ---------
                                      $     0.66    $    (2.05)    $     0.22
                                       =========     =========      =========

  Weighted average common
     shares and equivalents               44,513        42,800         43,347
                                       =========     =========      =========



  The accompanying notes are an integral part of the consolidated financial statements.

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Thousands of Dollars)

                                                     Year Ended
                                      ---------------------------------------
                                     December 30,  December 31,   December 25,
                                            1994         1993          1992
                                       -----------  -----------   -----------
OPERATING ACTIVITIES
Cash received from customers           $ 1,580,550  $ 1,532,183   $ 1,572,892
Cash paid to suppliers and employees    (1,491,271)  (1,446,321)   (1,456,835)
Interest received                           42,964       54,251        67,136
Interest paid                              (38,327)     (40,519)      (47,751)
Income taxes paid                          (20,651)     (12,048)      (28,327)
                                        ----------   ----------    ----------
  Net cash from operating activities        73,265       87,546       107,115
                                        ----------   ----------    ----------
INVESTING ACTIVITIES
Purchase of property, plant
   and equipment                          (131,464)     (67,720)     (106,119)
Short-term investments, net                 16,042      (15,377)       40,227
Business acquisitions, net
   of cash acquired                                                   (51,761)
Other assets, net                          (28,098)      (6,945)       (4,136)
                                        ----------   ----------    ----------
  Net cash used in investing
     activities                           (143,520)     (90,042)     (121,789)
                                        ----------   ----------    ----------
FINANCING ACTIVITIES
Proceeds from nonrecourse borrowings       167,237       87,508       114,935
Repayments of nonrecourse borrowings      (147,632)    (147,647)     (150,005)
Borrowings (repayments) under
   revolving credit agreements, net                                   (19,000)
Proceeds from other debt                    17,839       79,740        21,320
Repayments of other debt                   (46,977)     (44,144)      (27,538)
Proceeds from employee stock plans
   and warrants                             23,725       11,468        16,126
Proceeds from preferred stock
   offering, net (Note 10)                              166,479
Preferred stock dividend
   payments (Note 10)                      (12,075)      (9,459)
Proceeds from sale of lease
   receivables (Note 14)                                               50,022
Purchases of treasury stock                                            (5,098)
                                        ----------   ----------    ----------
  Net cash from financing activities         2,117      143,945           762
                                        ----------   ----------    ----------
  Effect of exchange rate
     changes on cash                        19,002       (4,341)       (4,884)
                                        ----------   ----------    ----------
Increase (decrease) in cash and
   cash equivalents                        (49,136)     137,108       (18,796)
  Cash and cash equivalents
     - beginning of the year               255,062      117,954       136,750
                                        ----------   ----------    ----------
Cash and cash equivalents
   - end of the year                   $   205,926  $   255,062   $   117,954
                                        ----------   ----------    ----------

RECONCILIATION OF NET INCOME (LOSS) TO
   NET CASH FROM OPERATING ACTIVITIES
Net income (loss)                      $    41,437  $   (77,796)  $     9,334
Depreciation and amortization expense      206,322      147,248       149,493
Translation (gain) loss                     (9,898)       8,069        12,062
Cumulative effect of accounting
   change (Note 9)                                      (40,000)
Restructuring and other
   charges (Note 15)                                     74,772
Other non-cash adjustments to income         4,092        7,032         4,101
(Increase) decrease in accounts
   receivable                              (86,999)      85,998        22,724
Decrease in notes receivable
   and sales-type leases                    48,298       56,207        17,024
(Increase) decrease in inventories         (41,517)     (61,725)        6,968
Increase in equipment held for
   sale or lease, net                      (97,642)     (46,243)      (64,984)
Increase in spare parts, net               (31,601)     (19,599)      (30,849)
(Increase) decrease in net
   deferred income tax asset                 2,023      (12,535)          578
Increase (decrease) in
   accounts payable                         22,650      (37,113)       15,057
Increase (decrease) in
   accrued liabilities                      21,774       (2,256)      (23,188)
Increase (decrease) in
   income taxes payable                     (5,674)       5,487       (11,205)
                                        ----------   ----------    ----------
  Net cash from operating activities   $    73,265  $    87,546   $   107,115
                                        ----------   ----------    ----------


  The accompanying notes are an integral part of the consolidated financial statements.


               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (In Thousands of Dollars)


                                                         Capital in                                  Cumulative
                               Preferred     Common       Excess of    Accumulated     Treasury     Translation          Unearned
                                 Stock        Stock       Par Value      Deficit         Stock       Adjustment      Compensation
                               ---------------------------------------------------------------------------------------------------
  Balances, December 27, 1991                $4,188       $1,229,275     $(323,702)     $  (729)       $ (2,146)        $  (7,315)

Purchases of treasury stock
   (149,600 shares)                                                                      (5,098)
Shares issued under
   stock purchase plan,
   and for exercises of
   options (771,011 shares)                      62           11,204                      5,098
Restricted stock awards
   (139,144 shares)                              14            4,551                                                       (2,372)
Restricted stock amortization                                                                                                 615
Net income                                                                   9,334
Other                                            (3)            (559)                                     5,018               478
                                              -----        ---------      --------        -----           -----            ------
Balances, December 25, 1992                   4,261        1,244,471      (314,368)        (729)          2,872            (8,594)

Preferred stock issuance
   (3,450,000 shares) (Note 10)      $35                     166,444
Shares issued under stock purchase
   plan, and for exercises of options
   and warrants (557,601 shares)                 56           12,604
Cash dividends paid on preferred
   stock ($2.74 per share) (Note 10)                                        (9,459)
Restricted stock amortization                                                                                                 794
Net loss                                                                   (77,796)
Other                                            (7)          (1,659)                        (6)         (2,872)            1,256
                                      --      -----        ---------      --------        -----           -----            ------
Balances, December 31, 1993           35      4,310        1,421,860      (401,623)        (735)              0            (6,544)

Shares issued under stock purchase
   plan, and for exercises of
   options (1,497,170 shares)                   150           27,275                        (33)
Cash dividends paid on preferred
   stock ($3.50 per share) (Note 10)                                       (12,075)
Restricted stock amortization                                                                                                 658
Net income                                                                  41,437
Other                                            (4)             105                         (5)                             (264)
                                      --      -----        ---------      --------        -----           -----            ------
Balances, December 30, 1994          $35     $4,456       $1,449,240     $(372,261)      $ (773)         $    0           $(6,150)
                                      ==      =====        =========      ========        =====           =====            ======



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

REVENUE RECOGNITION

Revenue from end-user equipment sales, including sales-type leases, and associated software licenses is recognized at the time of acceptance by the customer, generally after installation at a customer site. Revenue from original equipment manufacturers and distributors is recognized at the time of shipment. Costs associated with post-installation warranty obligations are estimated and accrued at the time of the sale. Rental revenue associated with operating leases is recorded ratably over the rental period.

End users of equipment sold or leased by StorageTek generally contract with the Company for equipment service and software support which includes normal maintenance and repair or replacement of product components. Revenue from these service and support contracts is recognized as earned and the costs associated with these activities is expensed as incurred.

CASH EQUIVALENTS, SHORT-TERM INVESTMENTS AND RESTRICTED CASH

Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have remaining maturities of three months or less at the time of acquisition. The carrying value of the Company's cash equivalents approximates fair value. Investments that do not qualify as cash equivalents are classified as short-term investments. Restricted cash balances relate primarily to funds received on behalf of third parties.

CAPITALIZED SOFTWARE COSTS

The Company capitalized costs of $27,080,000 in 1994, $23,092,000 in 1993, and $9,148,000 in 1992 associated with acquiring and developing software products to be marketed to customers. Other assets as shown on the Consolidated Balance Sheet include unamortized software costs of $50,508,000 as of December 30, 1994, and $36,068,000 as of December 31, 1993. Amortization is based on the greater of straight-line amortization over estimated useful lives, generally four years, or the percentage of actual revenue versus total anticipated revenue. Amortization expense associated with capitalized software costs was $12,640,000 in 1994, $7,485,000 in 1993, and $6,818,000 in 1992.

DEPRECIATION AND AMORTIZATION

Equipment held for sale or lease, and property, plant and equipment are recorded at cost and depreciated on a straight-line basis over their estimated useful lives. Capitalized machinery and equipment leases are amortized over their estimated useful lives or the remaining lease term, whichever is shorter. Manufactured spare parts are recorded at cost and amortized over their estimated useful service lives. Goodwill, included within other assets on the Consolidated Balance Sheet, represents the excess of purchase price over fair value of net assets acquired and is amortized on a straight-line basis over a period not exceeding 10 years. The Company evaluates the realizability of the carrying value of goodwill each quarter based upon estimated future cash flows on an undiscounted basis.

TRANSLATION OF FOREIGN CURRENCIES

The functional currency for StorageTek's foreign subsidiaries is the U.S. dollar, reflecting the significant volume of intercompany transactions and associated cash flows which result from the fact that nearly all of the Company's products sold worldwide are manufactured in the United States. Accordingly, monetary assets and liabilities are translated at year-end exchange rates while non-monetary items are translated at historical rates. Revenue and expenses are translated at the average rates in effect during the year, except for cost of sales and depreciation which are translated at historical rates. Losses associated with foreign currency translation adjustments and foreign currency transactions, net of associated hedging results, aggregated $951,000 in 1994 compared to losses of $8,802,000 in 1993 and $8,372,000 in 1992. See Note 14 for information with respect to the Company's accounting policies for financial instruments utilized in its foreign currency hedging program.

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share is computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the year. The Preferred Stock (see Note
10) and 8% Convertible Subordinated Debentures (see Note 8) are not common stock equivalents and, therefore, have been excluded from the computation of earnings (loss) per common share. The Preferred Stock and 8% Convertible Subordinated Debentures were anti-dilutive to the annual computation of fully diluted earnings per common share for all periods presented.

NOTE 2 - BUSINESS COMBINATIONS

AMPERIF CORPORATION

In October 1993, the Company issued approximately 1,300,000 shares of StorageTek common stock in exchange for all of the outstanding common and preferred stock of Amperif Corporation (Amperif). The Company also reserved approximately 600,000 shares for issuance in connection with Amperif's outstanding warrants and employee stock options. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements for 1993 and 1992 include the operations of Amperif, adjusted to conform with StorageTek's accounting policies and presentation. Merger and consolidation expenses in the amount of $5,522,000, included within restructuring and other charges on the Consolidated Statement of Operations, were recognized in 1993 in connection with the merger. Amperif designed, manufactured, marketed and serviced high-performance, information storage and retrieval subsystems for mainframe computers.

EDATA SCANDINAVIA AB

In the second quarter of 1992, the Company acquired all of the outstanding equity securities of Edata Scandinavia AB (Edata) for approximately $75,000,000. The acquisition was accounted for as a purchase. Goodwill associated with the acquisition (the excess of purchase price over the estimated fair value of the net assets acquired) is included within other assets on the Consolidated Balance Sheet ($32,698,000 as of December 30, 1994, and $37,178,000 as of December 31, 1993, net of accumulated amortization) and is being amortized on a straight-line basis over 10 years. Edata marketed and distributed equipment and systems for storage and management of large volumes of data, and for automation and control of computer centers and information networks in Belgium, Denmark, Finland, Luxembourg, the Netherlands, Norway and Sweden.

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

                                          December 30,    December 31,
                                               1994            1993
                                            ---------       ---------

   Total minimum lease and
      maintenance payments                  $ 482,958       $ 499,295
   Less:  Executory costs
      (maintenance payments)                  (61,197)        (50,017)
                                             --------        --------
   Net minimum lease payments                 421,761         449,278
   Estimated unguaranteed residual values      13,870          24,879
   Less:  Unearned interest income            (48,913)        (50,314)
                                             --------        --------
                                              386,718         423,843
   Less:  Current portion                    (155,341)       (171,165)
                                             --------        --------
                                            $ 231,377       $ 252,678
                                             ========        ========


Future minimum lease payments due from customers under sales-type leases and noncancellable operating leases as of December 30, 1994, are as follows (in thousands of dollars):

                           Sales-Type       Operating
                               Leases          Leases
                             --------         -------

          1995               $197,061         $10,834
          1996                150,990           3,995
          1997                 87,962           1,705
          1998                 37,394             485
          1999                  9,546
          Thereafter                5
                              -------          ------
                             $482,958         $17,019
                              =======          ======

Of the future minimum lease payments due from customers under sales-type leases, the following amounts will be remitted under recourse and nonrecourse borrowing arrangements

(see Note 8):  $118,221,000 in 1995; $88,896,000 in 1996; $47,682,000 in 1997;
$20,615,000 in 1998; and $4,605,000 in 1999.

NOTE 4 - INVENTORIES

Inventories include material, labor and factory overhead and are accounted for at the lower of cost (first-in, first-out method) or market. The Company evaluates the need for reserves associated with obsolete, slow-moving, and nonsalable inventory by reviewing net realizable values on a quarterly basis. The components of inventories are as follows (in thousands of dollars):

                                    December 30,  December 31,
                                         1994           1993
                                      ---------     ---------
     Raw materials                     $ 41,356      $ 38,991
     Work-in-process                    101,797        66,668
     Finished goods                      96,866        97,598
                                        -------       -------
                                       $240,019      $203,257
                                        =======       =======

NOTE 5 - EQUIPMENT HELD FOR SALE OR LEASE

Equipment held for sale or lease to customers consists of the following (in thousands of dollars):

                                    December 30,  December 31,
                                         1994           1993
                                      ---------     ---------
     Equipment shipped awaiting
        revenue recognition           $  84,822      $ 38,612
     Equipment off-rent                  35,632        18,674
     Equipment on-rent                   16,920        40,038
                                       --------      --------
                                      $ 137,374      $ 97,324
                                       ========      ========


NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands of dollars):

                                    December 30,  December 31,
                                         1994           1993
                                      ---------     ---------
     Machinery and equipment          $ 582,294     $ 525,083
     Buildings and building
        improvements                    141,188       135,575
     Land and land improvements          15,400        12,160
                                       --------      --------
                                        738,882       672,818
     Less:  Accumulated depreciation   (406,231)     (366,784)
                                       --------      --------
                                      $ 332,651     $ 306,034
                                       ========      ========

Machinery and equipment includes capitalized leases of $39,000,000 as of December 30, 1994, and $45,544,000 as of December 31, 1993. Accumulated depreciation includes accumulated amortization on such capitalized leases of $19,966,000 as of December 30, 1994, and $20,381,000 as of December 31, 1993.

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands of dollars):

                                    December 30,  December 31,
                                         1994           1993
                                      ---------     ---------

     Warranty obligations              $ 23,935     $  15,804
     Other                              195,204       177,070
                                        -------       -------
                                       $219,139      $192,874
                                        =======       =======

NOTE 8 - DEBT, BANKING ARRANGEMENTS AND LEASE OBLIGATIONS

Long-term debt, including capitalized lease obligations, but excluding nonrecourse borrowings, consists of the following (in thousands of dollars):

                                    December 30,  December 31,
                                         1994           1993
                                      ---------     ---------
     8% Convertible Subordinated
        Debentures due 2015            $145,645      $145,645
     9.53% Senior Secured
        Notes due 1996                   55,000        55,000
     Recourse borrowings secured
        by lease commitments             43,872        60,533
     Capitalized lease obligations       21,275        28,272
     Other                                6,418         7,874
                                        -------       -------
                                        272,210       297,324
     Less:  Current portion             (27,396)      (32,581)
                                        -------       -------
                                       $244,814      $264,743
                                        =======       =======

8% CONVERTIBLE DEBENTURES

In May 1990, the Company issued $160,000,000 of 8% Convertible Subordinated Debentures due 2015 (Convertible Debentures), which are unsecured subordinated obligations of the Company and are convertible into common stock at a price of $35.25 per share. Interest on the Convertible Debentures is payable semiannually in arrears on November 30 and May 31. The Convertible Debentures are currently redeemable at the option of StorageTek at a premium of 4.8%, and are redeemable at decreasing premiums through May 30, 2000. Convertible Debentures in the principal amount of $8,000,000 per annum, plus accrued interest, must be redeemed beginning May 31, 2000, through a sinking fund which provides for the retirement of 75% of the Convertible Debentures prior to their maturity on May 31, 2015. Convertible Debentures purchased by the Company in the open market and Convertible Debentures converted to common stock may be applied to the sinking fund requirements. As of December 30, 1994, the Company held Convertible Debentures in the principal amount of $14,300,000 available for sinking fund payments. The Company has reserved 4,132,000 shares of common stock for issuance upon conversion of the Convertible Debentures.

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

RECOURSE BORROWINGS SECURED BY LEASE COMMITMENTS

The Company's recourse borrowings are secured by customer lease commitments included within total assets (primarily net investment in sales-type leases -
- - see Note 3) and by the underlying equipment. The borrowings also provide for recourse to the Company in the event of a default by a customer with respect to the lease commitments. The weighted average interest rate as of December 30, 1994, related to the borrowings was approximately 8.25%.

BANKING AND CREDIT ARRANGEMENTS

In September 1994, the Company amended its secured multicurrency credit agreement with a group of U.S. and international banks (the Revolver) to increase the maximum possible borrowings under the credit facility from $150,000,000 to $200,000,000 and to extend the facility through March 1996. In addition, the Revolver was modified to increase the total amount available under the borrowing base. The interest rates available under the Revolver depend on the type of advance selected; however, the primary advance rate is the agent bank's prime lending rate (8.5% at December 30, 1994). The total amount available under the Revolver is limited to a monthly borrowing base determined as a percentage of the Company's eligible accounts receivable, lease assets (primarily net investments in sales-type leases not previously utilized for other secured borrowings), and equipment awaiting revenue recognition. To obtain funds under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. As of December 30, 1994, the Company had no outstanding advances under the Revolver and had approximately $136,000,000 of available credit under the Revolver.

SCHEDULED DEBT MATURITIES

Scheduled maturities of long-term debt, including future minimum lease payments under capitalized lease obligations, but excluding nonrecourse borrowings, as of December 30, 1994, are as follows (in thousands of dollars):
                                                         Total Long-
                               Capitalized       Other     Term Debt
                                    Leases        Debt   Commitments
                               -----------   ---------     ---------
     1995                          $ 8,037    $ 20,695      $ 28,732
     1996                            7,049      71,625        78,674
     1997                            5,119       9,122        14,241
     1998                            2,481       3,243         5,724
     1999                            1,148         302         1,450
     Thereafter                        130     145,948       146,078
                                    ------     -------       -------
                                    23,964    $250,935      $274,899
                                               -------       -------
     Less:  Amount representing
        interest                    (2,689)
                                    ------
     Present value of capitalized
        lease obligations
        (including $6,701
        classified as current)     $21,275
                                    ======

In addition to the amounts reported above, the Company entered into an 18-year lease of engineering, manufacturing and marketing facilities located in Toulouse, France in January 1995. The lease will be accounted for as a capital lease. The future minimum lease payments and present value of the lease obligation are approximately $33,000,000 and $16,800,000, respectively.

NONRECOURSE BORROWINGS SECURED BY LEASE COMMITMENTS

Nonrecourse borrowings incurred in connection with the financing of certain of the Company's customer lease obligations are generally secured by lease commitments and equipment. The related lease receivables are reflected on the Consolidated Balance Sheet as accounts receivable to the extent they represent amounts due on or prior to the balance sheet date, and as part of net investment in sales-type leases for any amounts due thereafter (see Note
3). Additional security has been pledged with respect to a portion of the nonrecourse borrowings in the form of additional lease commitments and equipment with a carrying value of $6,468,000, and outstanding letters of credit aggregating $1,148,000 as of December 30, 1994. The weighted average interest rate related to the Company's nonrecourse borrowings was approximately 8.5% as of December 30, 1994.

OPERATING LEASE OBLIGATIONS

StorageTek has various operating leases in effect for certain buildings, sales offices, and machinery and equipment. Rent expense was $41,926,000 in 1994; $37,086,000 in 1993; and $37,539,000 in 1992. Future minimum rental commitments required under all noncancellable operating leases with terms of one year or more are as follows: $33,536,000 in 1995; $26,425,000 in 1996;
$17,711,000 in 1997; $13,291,000 in 1998; $10,504,000 in 1999; and
$41,532,000 thereafter.

NOTE 9 - INCOME TAXES

Effective as of the beginning of fiscal 1993, the Company changed its method of accounting for income taxes to comply with the provisions of SFAS No. 109. A one-time benefit of $40,000,000 was recognized in the first quarter of 1993 as a result of the adoption of the new income tax accounting standard on a prospective basis. This benefit resulted largely from the requirement under SFAS No. 109 to recognize the tax benefits associated with net operating loss and tax credit carryforwards to the extent their future realization is determined, based on the weight of the available evidence, to be more likely than not. The adoption of SFAS No. 109 had no cash flow impact.

Income (loss) before income taxes and cumulative effect of accounting change consists of the following (in thousands of dollars):

                                        Year Ended
                          --------------------------------------
                         December 30, December 31,  December 25,
                              1994          1993         1992
                         -----------   -----------   -----------
 United States             $  81,335     $(114,196)      $(5,545)
 International               (22,898)        1,400        32,579
                            --------      --------        ------
                           $  58,437     $(112,796)      $27,034
                            ========      ========        ======

The provision for income taxes attributable to income (loss) before income taxes and cumulative effect of accounting change consists of the following (in thousands of dollars):

                                        Year Ended
                          --------------------------------------
                         December 30, December 31,  December 25,
                              1994          1993         1992
                         -----------   -----------   -----------
 Current tax
   provision (benefit):
     U.S. federal            $ 3,000     $   3,200       $(2,500)
     International            10,700        11,100        17,100
     State                     3,000         3,100           300
                             -------       -------       -------
                              16,700        17,400        14,900
                             -------       -------       -------
 Deferred tax
   provision (benefit):
     U.S. federal              1,300        (4,800)        2,800
     International              (200)       (4,200)          100
     State                      (800)       (3,400)         (100)
                             -------       -------       -------
                                 300       (12,400)        2,800
                             -------       -------       -------
                             $17,000     $   5,000       $17,700
                             =======       =======       =======


The provision for income taxes attributable to income (loss) before income taxes and cumulative effect of accounting change includes benefits of $34,325,000 in 1994; $1,422,000 in 1993; and $4,074,000 in 1992 from the utilization of net operating loss carryforwards as well as net benefits of $9,754,000 in 1994; $7,432,000 in 1993; and $11,284,000 in 1992 as a result of the Company's Grant of Industrial Tax Exemption issued by the Commonwealth of Puerto Rico (the Tax Grant). On a per common share basis, the net benefit of the Tax Grant was $0.22 in 1994; $0.17 in 1993; and $0.27 in 1992. The
benefits from the Tax Grant include reduced tax rates and, through 1994, included the ability to utilize U.S. net operating losses to further reduce Puerto Rico tax liabilities. To the extent U.S. net operating losses used to reduce Puerto Rico taxable income are subsequently used to also reduce U.S. taxable income, the Puerto Rico benefit from the utilization of these operating losses must be repaid to Puerto

Rico. The cumulative net benefit of the grant provision relating to the use of net operating losses and subject to potential repayment in the future was $13,578,000 as of December 30, 1994. The Tax Grant provision allowing reduced tax rates expires in 2007.

The Company reported the following deferred income tax balances on its Consolidated Balance Sheet (in thousands of dollars):

                                        December 30,    December 31,
                                              1994            1993
                                           ---------       ---------
     Deferred income tax assets,
        net of valuation allowance          $51,603          $52,260
     Deferred income tax liabilities        (10,073)          (8,285)
                                             ------           ------
     Net deferred income tax asset          $41,530          $43,975
                                             ======           ======

The Company's net deferred income tax asset consists of the following (in thousands of dollars):

                                           December 30,    December 31,
                                                 1994            1993
                                              ---------       ---------

 Gross deferred income tax assets:
    Capitalized rental equipment            $ 120,747        $ 163,239
    Net operating loss carryforwards           76,767          123,844
    Tax credit carryforwards                   78,917           63,265
    Accrued liabilities and reserves           63,144           55,314
    Capitalized inventory costs                14,228            7,680
    Foreign currency translation losses                         11,779
    Deferred intercompany profit               14,139           11,290
    Other                                      22,047           18,358
                                             --------         --------
                                              389,989          454,769
 Less: Valuation allowance                   (129,884)        (165,456)
                                             --------         --------
                                              260,105          289,313
                                             --------         --------
 Gross deferred income tax liabilities:
    Deferred income from sales-type leases   (164,531)        (209,063)
    Depreciation                              (28,599)         (24,130)
    Other                                     (25,445)         (12,145)
                                             --------         --------
                                             (218,575)        (245,338)
                                             --------         --------
 Net deferred income tax asset              $  41,530        $  43,975
                                             ========         ========


The net change in the valuation allowance for deferred income tax assets was a decrease of $20,717,000 in 1994 and an increase of $54,761,000 in 1993.
The valuation allowance relates primarily to net operating loss carryforwards, tax credit carryforwards, and net deductible temporary differences. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company's earnings history, the Company's near-term earnings expectations and possible reductions in the Company's net operating loss carryforwards as a result of proposed adjustments by the Internal Revenue Service to the Company's previously filed federal income tax returns.

StorageTek has not provided for income taxes on the cumulative undistributed earnings of its foreign subsidiaries to the extent they are considered to be reinvested indefinitely (approximately $46,000,000 as of December 30, 1994). The amount of the unrecognized deferred tax liability for these unremitted earnings was $9,050,000 as of December 30, 1994.

The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rates of 35% in 1994 and 1993, and 34% in 1992 to income (loss) before income taxes and cumulative effect of accounting change for the following reasons (in thousands of dollars):

                                            Year Ended
                              --------------------------------------
                              December 30, December 31,  December 25,
                                   1994          1993         1992
                              -----------   -----------   -----------

 U.S. federal income tax
    at statutory rate            $ 20,453      $(39,479)      $ 9,192

 Increase (decrease) in income
    taxes resulting from:
 Increase (decrease) in
    unrecognized net
    operating losses and
    future deductions             (24,201)       36,989        (7,746)
 Foreign tax rate and
    translation differentials      11,859           682         6,436
 Nondeductible items                7,048        10,390         4,746
 State income taxes, net
    of federal benefits             6,555           759           378
 Effect of Puerto Rico
    operations                     (3,634)       (4,936)       (6,541)
 Restructuring of
    international subsidiaries                                  9,758
 Other, net                        (1,080)          595         1,477
                                  -------       -------       -------

 Income tax expense
    attributable to
    income (loss) before
    cumulative effect of
    accounting change            $ 17,000      $  5,000       $17,700
                                  =======       =======       =======


As of December 30, 1994, StorageTek had U.S. net operating loss carryforwards of approximately $400,000,000 which expire in the years 2000 through 2006. Approximately $16,000,000 of the Company's net operating loss carryforwards relate to losses associated with acquired companies which are subject to substantial limitations. Approximately $45,000,000 of the Company's net operating loss carryforwards relate to tax deductions associated with stock option plans and, accordingly, the related benefit will be recognized as an adjustment to additional paid-in capital when realized.

StorageTek is also subject to alternative minimum tax and, as such, has alternative minimum tax net operating loss carryforwards of approximately $270,000,000 and alternative minimum tax credit carryforwards of approximately $16,000,000.

StorageTek's federal income tax returns for the years 1985 through 1987 have been examined by the Internal Revenue Service (the IRS) and the Company's federal income tax returns for the years 1988 through 1992 are currently under examination. The IRS has proposed adjustments of approximately $400,000,000 to the Company's federal income tax returns for the years 1985 through 1990. The Company agrees with approximately $70,000,000 of these adjustments. The remaining adjustments relate principally to tax accruals for post-petition interest, professional fees and other deductions associated with distributions made to implement the Company's reorganization under Chapter 11 of the U.S. Bankruptcy Code. The

Company is protesting these remaining adjustments through the IRS appeals process. Although the Company believes it has meritorious legal defenses to these proposed adjustments, to the extent it is unsuccessful in sustaining these items, the Company's net operating loss carryforwards and resulting future cash savings from utilizing such carryforwards will be reduced accordingly.

NOTE 10 - PREFERRED STOCK

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

The Preferred Stock is convertible at any time at the option of the holder, unless previously redeemed, into shares of StorageTek common stock at an initial conversion rate of 2.128 shares of common stock for each share of Preferred Stock (equivalent to a conversion price of $23.50 per share of common stock). The Preferred Stock is redeemable for cash at any time on and after March 15, 1996, in whole or in part, at the option of the Company, initially at a redemption price of $52.45 per share, and thereafter at prices decreasing ratably annually to $50.00 per share on and after March 15, 2003, plus accrued and unpaid dividends. The Preferred Stock is also exchangeable, in whole but not in part, at the option of the Company on any dividend payment date beginning March 15, 1995, for 7% Convertible Subordinated Debentures due 2008 at the rate of $50.00 principal amount of debentures for each share of Preferred Stock. The debentures, if issued, would contain conversion and optional redemption provisions substantially identical to those of the Preferred Stock, and would be subject to a mandatory sinking fund.

NOTE 11 - EMPLOYEE BENEFIT PLANS, OPTIONS AND WARRANTS

EMPLOYEE STOCK PURCHASE PLAN

Under the Company's 1987 Employee Stock Purchase Plan (Purchase Plan), as amended, employees may be offered the right to collectively purchase a maximum of 300,000 shares of StorageTek's common stock, plus any remaining shares from earlier offering periods, in six-month consecutive offering periods through October 31, 1996. Eligible employees may contribute up to 10% of their pay toward purchase of StorageTek common stock at a price equal to 85% of the lower of the market price on the first or the last day of each offering period. Proceeds received from the issuance of shares are credited to stockholders' equity in the fiscal year the shares are issued. The Company issued 486,423, 446,699 and 320,082 shares of StorageTek common stock under the Purchase Plan in 1994, 1993 and 1992, respectively.

STOCK OPTION AND RESTRICTED STOCK PLANS

As of December 30, 1994, the Company had an aggregate of 2,343,167 common shares reserved for issuance under its employee equity plans (Employee Plans). These plans provide for the issuance of common shares pursuant to stock option exercises, restricted stock awards and other equity awards. There were 178,475 shares available for grant under the Employee

Plans as of December 30, 1994. In March 1995, the Board of Directors approved, subject to shareholder approval, the reservation for issuance of 2,200,000 shares of common stock under a newly adopted employee equity plan, the 1995 Equity Participant Plan.

Employee stock options are granted under the Employee Plans at the fair market value of the common stock on the date of grant and generally vest over a period of between three and six years. Options granted under the Employee Plans must be exercised no later than 10 years from the date of grant.

The Company has awarded shares of common stock in the past under its Employee Plans pursuant to restricted stock agreements, at a price per share equal to par value. Unearned compensation, which is determined as the difference between par value and market value on the date of the award, is charged to stockholders' equity and amortized to expense over the anticipated vesting period of the stock. A total of 309,343 shares of restricted stock were outstanding as of December 30, 1994.

The Company also has a Nonemployee Director Stock Option Plan (Director Plan) under which the Company grants stock options to nonemployee directors for the purchase of an aggregate maximum of 350,000 shares of common stock. All Director Plan stock options are granted at the fair market value of the common stock on the date of grant. There were 100,000 shares available for grant under the Director Plan as of December 30, 1994.

The following summarizes information with respect to options granted under the Company's Employee and Director Plans:


                                      Number           Option Price
                                   of Shares              Per Share
                                   ---------         --------------
Outstanding, December 25, 1992     2,151,221        $ 0.93 - $75.50
  Granted                          1,065,775         17.28 -  37.63
  Exercised                          (72,552)         0.93 -  35.51
  Cancelled or expired               (79,478)         0.93 -  64.25
                                   ---------         --------------

Outstanding, December 31, 1993     3,064,966          3.43 -  75.50
  Granted                            467,374         28.00 -  36.25
  Exercised                         (976,244)         3.43 -  34.75
  Cancelled or expired              (163,452)        12.50 -  64.25
                                   ---------         --------------
Outstanding, December 30, 1994     2,392,644        $ 3.63 - $75.50
                                   =========         ==============

Exercisable, December 30, 1994     1,364,600        $ 3.63 - $75.50
                                   =========         ==============

WARRANTS AND DEFERRED PURCHASE RIGHTS

In connection with the Amperif merger, the Company assumed Amperif's obligations with respect to warrants for the purchase of 59,778 shares of common stock at a price of $16.73 per share which expire in 1995, and warrants for the purchase of 324,000 shares of common stock at a price of $30.86 per share which expire in 1996. All of these warrants were outstanding as of December 30, 1994.

In connection with the Edata acquisition in 1992, the Company granted deferred purchase rights for shares of common stock with a purchase price per share equal to par value. The deferred purchase rights vest upon the attainment of certain financial goals or upon the passage of time. The Company issued 34,503 and 33,337 shares of StorageTek common stock under deferred purchase rights in 1994 and 1993, respectively. As of December 30, 1994, deferred purchase rights for 31,662 shares of the Company's common stock remained outstanding.

EMPLOYEE PROFIT SHARING AND THRIFT PLAN

Under StorageTek's Profit Sharing and Thrift Plan, StorageTek contributions are contingent upon realization of profits by the Company which, at the sole discretion of the Board of Directors, are adequate to justify a corporate contribution. No contributions from StorageTek were authorized for 1994, 1993 and 1992.

NOTE 12 - STOCKHOLDER RIGHTS PLAN

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

NOTE 13 - LITIGATION

In the second quarter of 1992, seven purported class actions were filed in the U.S. District Court for the District of Colorado against the Company and certain of its officers and directors. These actions were subsequently consolidated into a single action, and a consolidated amended complaint was filed on July 7, 1992, seeking an unspecified amount of damages. The complaint alleged that the defendants failed to properly disclose the status of development of a new product and the Company's business prospects. The complaint further alleged that the individual defendants sold shares of the Company's common stock based on material inside information, in violation of federal securities and common law. The court has certified a class consisting (with certain exceptions) of those who purchased StorageTek's common stock and related securities from December 23, 1991, to August 8, 1992. A shareholder derivative action was also filed in the second quarter of 1992 based on substantially similar factual allegations and has been consolidated with the class action. Discovery and depositions of the Company's employees and other potential witnesses commenced in August 1993, and are substantially complete. No trial dates have been established. The Company believes the suits are without merit and intends to vigorously defend against them. There can be no guarantee, however, that the cases will result in an outcome favorable to the Company. In the event of an adverse outcome, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable; however, the Company currently believes that the amount of the ultimate potential loss, after considering available insurance recoveries, would not be material to the Company's financial position. However, an adverse outcome could have a material effect on the Company's reported results of operations in a future period. In the derivative action, any recovery would be the property of the Company.

In June 1993, the Company received a subpoena from the Denver Regional Office of the Securities and Exchange Commission (the "Commission") to produce certain documents in connection with the Commission's order for an investigation of possible violations of federal disclosure, reporting and insider trading requirements. The requests by the Commission relate principally to announcements and related disclosures concerning the status of development of a new product in 1992.

In February 1994, the Company and its subsidiary, XL/Datacomp, Inc. (XL/Datacomp), filed suit in Boulder County, Colorado, District Court against Array Technology Corporation (Array) and Tandem Computers Incorporated (Tandem). The suit asked that the court order Array and Tandem to either support certain disk drives purchased from them or provide the Company with technical data necessary for StorageTek to provide such customer support. In March 1994, Array and Tandem filed their answer and also filed counterclaims against the Company alleging breach of contract and claiming damages. In June 1994, the court ordered Array and Tandem to continue to provide support for these products and to maintain, in an independent escrow account, the materials necessary to enable the Company and XL/Datacomp to support the products in the event Array and Tandem failed to provide such services. The suit is now in the discovery phase as to the claims made by Array and Tandem. No trial dates have been established. The Company believes the counterclaims filed by Array and Tandem are without merit and intends to vigorously defend against them.

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleges that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties. The suit seeks injunctive relief and damages in the amount of $2,400,000,000. The Company has filed a motion to dismiss the complaint, as well as an alternative motion to bifurcate certain of the claims. In July 1994, the court partially granted the Company's motion to dismiss, dismissing claims based on facts or conduct occurring before the 1990 settlement of the previous litigation. In November 1994, the defendants filed a motion for summary judgment. Discovery has been stayed pending a ruling on that motion. No trial date has been established. The Company believes that the claims in the suit are barred by the 1990 settlement between the Company and Stuff and are without merit, and the Company intends to vigorously defend against them.

In September 1994, EMC Corp. filed suit in U.S. District Court in Wilmington, Delaware, alleging infringement of a patent pertaining to disk storage technology. The complaint seeks an injunction, treble damages in an unspecified amount and an award of attorney fees and costs. The Company has filed an answer. The Company also has filed a motion to transfer the case to the U.S. District Court for Colorado and has filed a counterclaim for infringement of one of its patents. Discovery has been stayed pending a decision on the motion to transfer. The Company believes the suit is without merit and intends to vigorously defend against the suit.

In addition, the Company is involved in various other less significant legal proceedings. The outcomes of these legal proceedings are not expected individually or in the aggregate to have a material adverse effect on the financial condition or operations of the Company based on the Company's current understanding of the relevant facts and law.


NOTE 14 - FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISKS

FOREIGN CURRENCY OPTIONS AND FORWARD EXCHANGE CONTRACTS

A significant portion of the Company's revenue is generated by its international operations. As a result, the Company's operations and financial results can be materially affected by changes in foreign currency exchange rates. In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a hedging program which utilizes foreign currency options and forward exchange contracts. The Company does not hold or issue foreign currency options or forwards exchange contracts for trading purposes.

The Company utilizes foreign currency options, generally with maturities of less than one year, to hedge its exposure to exchange-rate fluctuations in connection with anticipated revenue from its international operations. The Company held foreign currency options with a face value of approximately $334,100,000 as of December 30, 1994, and $117,100,000 as of December 31,
1993. Deferred realized and unrealized losses associated with the Company's foreign currency options, including costs associated with option premiums paid, aggregated approximately $3,920,000 as of December 30, 1994, compared to gains of approximately $1,400,000 as of December 31, 1993. Deferred gains and losses on the options will be recognized as an adjustment to the associated revenue during 1995 on the Consolidated Statement of Operations.

The Company also utilizes forward exchange contracts, generally with maturities of less than two months, to hedge its exposure to exchange-rate fluctuations in connection with monetary assets and liabilities held in foreign currencies. The carrying amounts of these forward foreign exchange contracts equal their fair value as the contracts are adjusted at each balance sheet date for changes in exchange rates. Realized and unrealized gains and losses on the forward contracts are recognized currently within marketing, general, administrative and other income and expense, net, on the Consolidated Statement of Operations as adjustments to the foreign exchange gains and losses on the translation of net monetary assets. The Company held forward foreign exchange contracts with a face value of approximately $93,400,000 as of December 30, 1994, and $94,200,000 as of December 31, 1993.

The forward exchange contracts and foreign currency options do not subject the Company to risk due to exchange rate movements as gains and losses on the contracts offset gains and losses on the transactions being hedged. The foreign currency hedging instruments utilized by StorageTek are generally traded over the counter. The Company does not believe there is significant credit risk associated with these contracts as the counterparties consist of major international financial institutions, and the Company limits the amount of the contracts it enters into with any one party. The credit exposure associated with the Company's foreign currency option contracts is represented by the fair value of the contracts as disclosed below ($10,526,000 as of December 30, 1994). There was no credit exposure with respect to the Company's foreign currency forward contracts as of December 30, 1994, as the fair value of these contracts was approximately zero.

OTHER FINANCIAL INSTRUMENTS

Other financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables, and net investment in sales-type leases. The Company has a cash investment policy which generally restricts investments to ensure preservation of principal and maintenance of liquidity.
Concentrations of credit risk with respect to the Company's trade receivables and net investment in sales-type leases are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographies. As of December 30, 1994, the Company had no significant concentrations of credit risk.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value and estimated fair value of the Company's financial instruments as of December 30, 1994, are as follows (in thousands of dollars):

                                            Carrying      Estimated
                                              Amount     Fair Value
                                           ---------     ----------
  Assets:
    Notes and installment receivables       $ 18,121       $ 17,513
    Foreign currency option contracts         14,446         10,526
  Liabilities:
    Nonrecourse borrowings secured
       by lease commitments                  191,480        188,018
    8% Convertible Subordinated
       Debentures due 2015                   145,645        144,189
    Recourse borrowings secured
       by lease commitments                   43,872         42,083
    9.53% Senior Secured Notes due 1996       55,000         54,853
  Other:
    Foreign currency forward contracts             0              0

The fair value of notes and installment receivables was estimated based on expected discounted future cash flows. The carrying value of the Company's foreign currency options reflects premiums paid to purchase the contracts. The fair value of the foreign currency options was estimated based upon quotes obtained from the respective banks. The fair value of nonrecourse borrowings secured by lease commitments was estimated based upon interest rates currently available for borrowings of similar terms and maturities.
The fair value of the Convertible Debentures was based upon the closing sales price on the New York Stock Exchange as of December 30, 1994. The fair value of the Company's recourse borrowings and 9.53% Senior Secured Notes were estimated based upon interest rates currently available for borrowings of similar terms and maturities. The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are either equal to or approximate their fair value. The Company's foreign currency forward contracts, which are an off-balance-sheet financial instrument, were entered into on December 30, 1994, and accordingly, had a carrying value and fair value approximating zero.

SALES OF RECEIVABLES WITH RECOURSE

In December 1992, the Company received proceeds of $50,022,000 as a result of an agreement with a financial institution to sell, on a limited recourse basis, lease receivables. A gain of $1,678,000 was recognized in 1992 related to the sale of these receivables. As a result of the agreement, net investment in sales-type leases, as shown on the Consolidated Balance Sheet, is reported net of lease receivables remaining to be collected of $10,046,000 as of December 30, 1994, and $30,917,000 as of December 31, 1993. The Company remains contingently liable for up to $2,028,000 of the outstanding balance pursuant to the recourse provisions as of December 30, 1994. Based upon the Company's experience, no material credit risk exists under the recourse provisions of the agreement.

NOTE 15 - RESTRUCTURING AND OTHER CHARGES

In 1993, the Company recognized restructuring and other charges totaling $74,772,000. Restructuring charges, which totaled $69,250,000, principally related to the reorganization of the Company's midrange business. Merger and consolidation expenses of $5,522,000 were also recognized during 1993 in connection with the merger with Amperif.

The restructuring charge, recognized in the third quarter of 1993, was a direct result of the adoption by the Company of a formal action plan for restructuring its midrange business. This action plan was developed by the Company's management and approved by the Company's Board of Directors in September 1993. The restructuring charges recognized were specific, incremental and direct costs resulting from the restructuring plan and were based upon the facts available as of the time of the restructuring. Most of the actions called for in the plan were implemented in the fourth quarter of 1993.

BACKGROUND AND ACTION PLAN FOR RESTRUCTURING

In November 1991, StorageTek merged with XL/Datacomp, a full-service distributor of midrange computer systems and hardware support services. XL/Datacomp specialized in bundling IBM AS/400 computers with various third-party manufactured data storage products to provide its customers with systems solutions. StorageTek viewed the merger as an opportunity to expand into the midrange marketplace by combining anticipated StorageTek midrange data storage products with XL/Datacomp's customer base and channels of distribution.

During 1992 and the first half of 1993, XL/Datacomp's revenue and profitability declined as a result of delays in the availability of StorageTek manufactured products and steep price declines for midrange direct access storage device (DASD) products. In addition to XL/Datacomp's past financial results not meeting StorageTek's expectations, preliminary forecast information also became available during the third quarter of 1993 in conjunction with the preparation of StorageTek's 1994 operating plan. This information indicated that a significant improvement in the Company's midrange business prospects was unlikely given the existing midrange business structure.

In July 1993, StorageTek formed a team to review XL/Datacomp's operations with the stated charter of returning XL/Datacomp to profitability. Between July and September 1993, this team held interviews and performed site visits in order to identify opportunities to improve profitability. The team developed a restructuring plan (the "Action Plan") which identified the key elements of the restructuring plan, specific steps to be taken in order to achieve these key elements and the proposed timetable for completing each step. The Action Plan was reviewed and approved by StorageTek's Board of Directors in September 1993 and included the following key elements:

o Improve profit margins by refocusing XL/Datacomp's midrange product line and downsizing its service operations. This included: (1) refocusing efforts and remaining resources in the marketing and leasing of StorageTek manufactured products which were expected to yield higher profit margins,
  (2) de-emphasizing or eliminating the marketing and leasing of non-StorageTek manufactured products and existing StorageTek manufactured products which were not providing a satisfactory profit margin, and (3) downsizing the midrange customer service operations and increasing the midrange customer service billing rates.

o Reduce operating expenses through headcount reductions and other cost-control measures. The headcount reductions could be achieved by: (1) consolidating various marketing and customer service operations, (2) downsizing the midrange organization to reflect the intensely competitive marketplace and expected near-term business prospects, and (3) discontinuing non-strategic business operations.

COMPONENTS OF RESTRUCTURING CHARGE

Following is an itemization of the components included within the Company's 1993 restructuring charge (in thousands of dollars):

                                     Non-cash
                                        Asset
                                   Writedowns    Accruals        Total
                                   ----------    --------       ------
Residual interests associated
   with lease receivables             $19,389                  $19,389
Inventory                              13,494                   13,494
Goodwill                               12,780                   12,780
Severance                                         $ 8,509        8,509
Lease terminations and fixed assets       976       3,490        4,466
Lease receivables                       3,000                    3,000
Spare parts for field service           2,662                    2,662
Advance to supplier                     2,000                    2,000
Consolidation of United Kingdom
   subsidiaries                         1,449                    1,449
Other                                   1,501                    1,501
                                       ------      ------       ------
                                      $57,251     $11,999       69,250
Merger and consolidation
   charges associated with
   merger with Amperif Corp.                                     5,522
                                                                ------
Total restructuring and other charges                          $74,772
                                                                ======

Of the restructuring accruals of $11,999,000 established at the time of the restructuring, approximately $947,000 remained to be paid as of December 30, 1994, consisting solely of anticipated future lease payments.

The writedown of $19,389,000 associated with lease residual interests resulted from StorageTek's Action Plan which included a decision to shift XL/Datacomp's efforts away from leasing activities associated with other manufacturers' equipment in favor of marketing new StorageTek equipment, and as a result of the reduction in headcount. This decision led the Company to conclude that it would be unable to realize the recorded lease residual values in the future as a result of the reduced emphasis on these leasing activities.

The inventory writedowns of $13,494,000 primarily related to a reduction in the market value of existing product inventory resulting from the Action Plan which included a decision to place greater emphasis on the marketing and leasing of new StorageTek products which were anticipated to carry higher profit margins and the decision to discontinue the manufacture of certain marginally profitable midrange products. A portion of the writedowns also related to the immediate liquidation of inventory associated with a small retail computer marketing subsidiary which the Company discontinued.

The goodwill writedowns of $12,780,000 resulted from forecast information received in connection with the preparation of the Company's 1994 operating plan which indicated that two midrange tape products, which had associated capitalized goodwill, would fall short of previous plans and not provide the originally anticipated profit margins. As a result of the decision to reduce the sales force and focus the remaining midrange sales force away from these products pursuant to the Action Plan, it was concluded that permanent impairments of the associated goodwill had resulted from the restructuring.

The severance accrual of $8,509,000 resulted from headcount reductions associated with midrange executive management, midrange marketing personnel, and midrange customer service personnel. The accrual consisted principally of estimated future severance payments, but also included $825,000 of relocation costs for continuing employees as part of the consolidation of the customer service organizations.

The Company recognized a charge of $4,466,000 associated with the cost of lease terminations; the write-off of carrying values for associated leasehold improvements; and for losses on the disposal of fixed assets. These actions were taken as part of the Action Plan to reduce operating expenses by consolidating, downsizing or eliminating operations associated with StorageTek's midrange business.

The Action Plan concluded that in order to improve service profit margins, a significant increase in midrange customer service billing rates was necessary. A charge of $3,000,000 was established for lease receivables expected to become uncollectible as a result of the decision to downsize the midrange customer service base. A charge of $2,662,000 was recognized in connection with the writedown of the carrying value of midrange spare parts for field service. The writedown of spare parts for field service reflected anticipated excess parts expected to result from the decrease in the customer service base.

An advance of $2,000,000 was written-off as a result of the decision to terminate the relationship with a supplier of midrange products. Various costs aggregating $1,449,000 were also incurred in connection with the consolidation of separate midrange and large systems operations in the United Kingdom.

NOTE 16 - OPERATIONS OF BUSINESS SEGMENTS AND IN GEOGRAPHIC AREAS

BUSINESS SEGMENTS

StorageTek operates in one principal business segment - the design, manufacturing, marketing, and servicing of information storage and retrieval subsystems for high-performance and midrange computer systems, as well as computer networks.

GEOGRAPHIC AREAS

StorageTek operates principally in the United States, Europe, Canada, Australia and Japan. Operations in Canada, Australia and Japan individually account for less than 10% of the consolidated revenue and identifiable assets, and have been combined and shown in the table below as "Other." Information regarding each geographic area on an unconsolidated basis for each of the last three years is shown below (in thousands of dollars):

                                                                                                  Consolidated
1994                             United States         Europe          Other     Eliminations         Total
- --------------------------------------------------------------------------------------------------------------
Revenue from unaffiliated
  customers                         $1,055,283(1)    $445,777       $123,899                        $1,624,959
Transfers between areas                287,640                                      $(287,640)
                                     ---------        -------        -------         --------        ---------
  Total revenue                     $1,342,923       $445,777       $123,899        $(287,640)      $1,624,959
                                     =========        =======        =======         ========        =========
Operating profit (loss)             $   99,903       $(16,098)      $  4,321        $ (11,204)      $   76,922
                                     =========        =======        =======         ========
Interest income (expense), net                                                                           2,286
General corporate expenses                                                                             (20,771)
                                                                                                     ---------
  Income before income taxes                                                                        $   58,437
                                                                                                     =========

Identifiable assets                 $1,523,532       $364,809       $ 76,232        $(210,063)      $1,754,510
                                     =========        =======        =======         ========
General corporate assets                                                                               135,497
                                                                                                     ---------
  Total assets                                                                                      $1,890,007
                                                                                                     =========

                                                                                                  Consolidated
1993                             United States         Europe          Other     Eliminations         Total
- --------------------------------------------------------------------------------------------------------------
Revenue from unaffiliated
  customers                         $  938,613(1)    $357,208       $108,931                        $1,404,752
Transfers between areas                192,355            623                       $(192,978)
                                     ---------        -------        -------         --------        ---------
  Total revenue                     $1,130,968       $357,831       $108,931        $(192,978)      $1,404,752
                                     =========        =======        =======         ========        =========

Operating profit (loss)             $  (64,290)      $(39,363)      $  3,869        $  (3,076)      $ (102,860)
                                     =========        =======        =======         ========
Interest income (expense), net                                                                          11,246
General corporate expenses                                                                             (21,182)(2)
                                                                                                     ---------
  Loss before income taxes                                                                          $ (112,796)
                                                                                                     =========
Identifiable assets                 $1,348,626       $314,847       $ 71,875        $(151,208)      $1,584,140
                                     =========        =======        =======         ========
General corporate assets                                                                               208,869
                                                                                                     ---------
  Total assets                                                                                      $1,793,009
                                                                                                     =========

                                                                                                  Consolidated
1992                             United States         Europe          Other     Eliminations         Total
- --------------------------------------------------------------------------------------------------------------
Revenue from unaffiliated
  customers                         $  977,574(1)    $457,511       $115,860                        $1,550,945
Transfers between areas                211,506            167                       $(211,673)
                                     ---------        -------        -------         --------        ---------
  Total revenue                     $1,189,080       $457,678       $115,860        $(211,673)      $1,550,945
                                     =========        =======        =======         ========        =========

Operating profit                    $    6,439       $    327       $ 10,970        $   9,197       $   26,933
                                     =========        =======        =======         ========
Interest income (expense), net                                                                          18,465
General corporate expenses                                                                             (18,364)
                                                                                                     ---------
  Income before income taxes                                                                        $   27,034
                                                                                                     =========

Identifiable assets                 $1,376,597       $348,504      $  61,876        $(126,869)      $1,660,108
                                     =========        =======        =======         ========
General corporate assets                                                                                78,935
                                                                                                     ---------
  Total assets                                                                                      $1,739,043
                                                                                                     =========


  (1) U.S. revenue from unaffiliated customers includes international export sales to customers (principally in Europe) of $61,219,000 in 1994; $52,797,000 in 1993; and $63,458,000 in 1992.
  (2) General corporate expenses include merger and consolidation expenses of $5,522,000 in 1993.

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

NOTE 17 - QUARTERLY INFORMATION (UNAUDITED)

The following interim financial information presents the 1994 and 1993 consolidated results of operations on a quarterly basis (in thousands of dollars, except per share amounts):

                                                      Quarter Ended 1994
                                       ------------------------------------------------
                                        April 1     July 1   September 30   December 30
                                       --------   --------   ------------   -----------
Revenue                                $335,623    $360,916      $412,274      $516,146
Cost of revenue                         234,315     229,495       263,372       330,068
                                        -------     -------       -------       -------
  Gross profit                          101,308     131,421       148,902       186,078
Operating expenses                      124,832     113,660       126,477       146,589
                                        -------     -------       -------       -------
  Operating profit (loss)               (23,524)     17,761        22,425        39,489
Interest (income) expense, net           (2,336)       (202)         (825)        1,077
                                        -------     -------       -------       -------
  Income  before income taxes           (21,188)     17,963        23,250        38,412
Provision (benefit) for income taxes     (1,600)      3,600         4,700        10,300
                                        -------     -------       -------       -------
  Net income (loss)                    $(19,588)   $ 14,363      $ 18,550      $ 28,112
                                        =======     =======       =======       =======
Earnings (loss) per common share:
Primary:
  Net income (loss)                    $  (0.52)  $    0.26      $   0.35      $   0.56
                                        =======     =======       =======       =======
Fully diluted:
  Net income                               N/A         N/A           N/A       $   0.54
                                        =======     =======       =======       =======

                                                      Quarter Ended 1993
                                       ------------------------------------------------
                                       March 26     June 25   September 24   December 31
                                       --------    --------   ------------   -----------
Revenue                                $338,992    $358,503      $ 307,058      $400,199
Cost of revenue                         224,505     249,935        228,407       263,066
                                        -------     -------        -------       -------
  Gross profit                          114,487     108,568         78,651       137,133
Operating expenses                      109,837     115,670        132,582       130,020
Restructuring and other charges                         363         69,537         4,872
                                        -------     -------        -------       -------
  Operating profit (loss)                 4,650      (7,465)      (123,468)        2,241
Interest (income) expense, net           (2,367)     (2,784)        (2,491)       (3,604)
                                        -------     -------        -------       -------
  Income (loss) before income taxes
    and accounting change                 7,017      (4,681)      (120,977)        5,845
Provision (benefit) for income taxes      3,000         600          1,900          (500)
                                        -------     -------        -------       -------
  Income (loss) before accounting change  4,017      (5,281)      (122,877)        6,345
Cumulative effect of accounting change   40,000
                                        -------     -------        -------       -------
  Net income (loss)                    $ 44,017    $ (5,281)     $(122,877)     $  6,345
                                        =======     =======        =======       =======
Earnings (loss) per common share:
Primary:
  Income (loss) before
     accounting change                 $   0.08    $  (0.19)      $  (2.94)     $   0.08
  Cumulative effect of
     accounting change                     0.92
                                        -------     -------        -------       -------
                                       $   1.00    $  (0.19)      $  (2.94)     $   0.08
                                        =======     =======        =======       =======
Fully diluted:
  Income before
     accounting change                 $   0.13
  Cumulative effect of
     accounting change                     0.81
                                        -------     -------        -------       -------
                                       $   0.94        N/A            N/A           N/A
                                        =======     =======        =======       =======

NOTE 18 - SUBSEQUENT EVENT - NETWORK SYSTEMS MERGER

On March 7, 1995, the Company issued approximately 7,900,000 shares of StorageTek common stock in exchange for all of the outstanding common stock of Network Systems Corporation (Network Systems). The Company also reserved approximately 500,000 shares for issuance in connection with Network Systems' outstanding employee stock options. The transaction, which will be accounted for as a pooling of interests, involved a merger between the Company's wholly-owned subsidiary and Network Systems. StorageTek's consolidated financial statements will be restated in the first quarter of 1995 for all periods prior to the merger to include the operations of Network Systems, adjusted to conform with StorageTek's accounting policies and presentation. Merger and consolidation charges of between $10,000,000 and $15,000,000 are expected to be recognized in the first quarter of 1995 in connection with the merger.

Network Systems designs, manufactures, markets and services, worldwide, computer networking products. The following pro forma combined financial information assumes that the merger had occurred on the first day of the earliest period presented (in thousands of dollars, except per share amounts).
                                      Network     Pro Forma     Pro Forma
1994                   StorageTek     Systems   Adjustments      Combined
- -------------------------------------------------------------------------
Revenue                $1,624,959    $231,756       $14,635    $1,871,350
Net income (loss)          41,437     (23,820)       14,421        32,038
Earnings (loss) per
   common share              0.66       (0.79)                       0.38

Total assets            1,890,007     265,147       (10,696)    2,144,458
Total debt                463,690       1,000                     464,690
Stockholders' equity    1,074,547     201,124       (10,386)    1,265,285


                                      Network     Pro Forma     Pro Forma
1993                   StorageTek     Systems   Adjustments      Combined
- -------------------------------------------------------------------------
Revenue                $1,404,752    $215,558      $(2,619)    $1,617,691
Net income (loss)         (77,796)      2,207       (5,872)       (81,461)
Earnings (loss) per
   common share             (2.05)       0.07                       (1.80)


                                      Network     Pro Forma     Pro Forma
1992                   StorageTek     Systems   Adjustments      Combined
- -------------------------------------------------------------------------
Revenue                $1,550,945    $219,118        $4,262    $1,774,325
Net income (loss)           9,334     (39,674)       (2,902)      (33,242)
Earnings (loss) per
   common share              0.22       (1.31)                      (0.66)


The pro forma adjustments to revenue and net income (loss) for all years presented include adjustments related to revenue recognition and income tax accounting. Adjustments have been made to revenue and the associated costs and expenses to reflect revenue recognition for certain Network Systems' high-end product sales to end-user customers at the time of customer acceptance, consistent with StorageTek's policy, rather than at the time of shipment.

Adjustments have also been made to the combined tax position of StorageTek and Network Systems as if the merger had occurred at the beginning of the earliest period presented. The pro forma adjustments to total assets and stockholders' equity as of December 30, 1994, reflect these same adjustments.

This pro forma combined financial information is provided for comparative purposes only and does not purport to be indicative of the results which actually would have been obtained if the merger had been effected for the periods indicated, or of the results which may be obtained in the future.

                      REPORT OF INDEPENDENT ACCOUNTANTS
                     FOR STORAGE TECHNOLOGY CORPORATION


To the Stockholders and
Board of Directors of
Storage Technology Corporation

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 14.(a) 1. and 2. on page 32 present fairly, in all material respects, the financial position of Storage Technology Corporation and its subsidiaries at December 30, 1994 and December 31, 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Network Systems Corporation, which statements reflect total assets of $265,147,000 and $305,481,000 at December 31, 1994 and 1993, respectively, and total revenue of $231,756,000, $215,558,000 and $219,118,000 for the
years ended December 31, 1994, 1993 and 1992, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Network Systems Corporation in Note 18, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for the opinion expressed above.

As discussed in Note 9 to the consolidated financial statements, the Company changed its method of accounting for income taxes to adopt Statement of Financial Accounting Standards No. 109 in 1993. We concur with this change in accounting.



PRICE WATERHOUSE LLP

Denver, Colorado
March 10, 1995

                      REPORT OF INDEPENDENT ACCOUNTANTS
                       FOR NETWORK SYSTEMS CORPORATION


Board of Directors and Stockholders
Network Systems Corporation

We have audited the accompanying consolidated balance sheets of Network Systems Corporation as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Network Systems Corporation at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



ERNST & YOUNG LLP

Minneapolis, Minnesota
March 10, 1995

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                SCHEDULE VIII
               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                          (In Thousands of Dollars)

                                     Additions -
                                      Charged to
                           Balance       Cost of    Deductions -     Balance
                         Beginning       Service     Spare Parts      End of
                           of Year    and Rental     Written Off        Year
                         ---------------------------------------------------
Amortization of spare parts for
  customer services:

   For the year ended:

      December 30, 1994    $55,317       $23,789       $14,997      $64,109
                            ======        ======        ======       ======
      December 31, 1993    $48,268       $20,208       $13,159      $55,317
                            ======        ======        ======       ======
      December 25, 1992    $41,896       $20,746       $14,374      $48,268
                            ======        ======        ======       ======


                                       Additions
                           Balance     - Charges                     Balance
                         Beginning       to Cost    Reductions -      End of
                          of Year       of Sales      Write-offs        Year
                         ---------------------------------------------------
Inventory reserves:

   For the year ended:

      December 30, 1994    $35,905       $43,672       $29,098      $50,479
                            ======        ======        ======       ======
      December 31, 1993    $24,147       $33,554       $21,796      $35,905
                            ======        ======        ======       ======
      December 25, 1992    $17,723       $18,703       $12,279      $24,147
                            ======        ======        ======       ======


                                                      Deductions
                                                      - Accounts
                                       Additions      Receivable
                           Balance     - Charged     Written Off     Balance
                         Beginning   to Cost and          Net of      End of
                           of Year     Expenses       Recoveries     of Year
                         ---------------------------------------------------

Allowance for doubtful accounts on
  accounts receivable:

   For the year ended:

      December 30, 1994    $12,452       $ 3,670       $ 5,499      $10,623
                            ======        ======        ======       ======
      December 31, 1993    $11,949       $ 7,228       $ 6,725      $12,452
                            ======        ======        ======       ======
      December 25, 1992    $10,733       $10,987       $ 9,771      $11,949
                            ======        ======        ======       ======

                                  EXHIBIT INDEX
                                  -------------

  Exhibit No.                     Description
  ----------   ------------------------------------------------------------

    10.8 Employment Agreement between the Company and David E. Lacey, dated February 17, 1995.

    10.9 Employment Agreement between the Company and L. Thomas Gooch, dated February 17, 1995.

    10.10       Employment Agreement between the Company and Mark D.
                 McGregor, dated February 17, 1995.

    10.11 Employment Agreement between the Company and W. Russell Wayman, dated February 17, 1995.

    10.12 Employment Agreement between the Company and David E. Weiss, dated February 17, 1995.

    10.13        Employment Agreement between the Company and John V.
                 Williams, dated February 17, 1995.

    10.17 Amendment to Restated Agreement and Plan of Merger, dated February 8, 1995, between the Registrant, StorageTek Eagle Corporation and Network Systems Corporation.

    11.0         Computation of Earnings (Loss) per Common Share.

    21.0         Subsidiaries of Registrant.

    23.0         Consent of Price Waterhouse LLP.

    27.0         Financial Data Schedule.