Form 10-Q
period 1995-03-31
STORAGE TECHNOLOGY CORP
filed 1995-05-12
CIK 94673

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended March 31, 1995

                                     OR

      [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______________ to______________

                         ___________________________

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

Common stock ($.10 Par Value) - 52,522,670 shares outstanding at April 27,
1995.

PAGE

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                             INDEX TO FORM 10-Q
                               MARCH 31, 1995

                                                             PAGE
                                                             ----

PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheet                               3

     Consolidated Statement of Operations                     4

     Consolidated Statement of Cash Flows                     5

     Consolidated Statement of Changes in
          Stockholders' Equity                                6

     Notes to Consolidated Financial Statements               7

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                   11

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                              24

     Item 6 - Exhibits and Reports on Form 8-K               26

PAGE

                                                                    Form 10-Q
                                                                       Page 3

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                          (In Thousands of Dollars)


                                                       03/31/95    12/30/94
                                                      ---------   ---------
ASSETS
Current assets:
 Cash, including cash equivalents                    $  224,565  $  228,081
 Short-term investments                                   6,145       5,477
 Accounts receivable, net                               314,929     353,455
 Notes and installment receivables                       10,285       9,110
 Net investment in sales-type leases                    158,335     155,341
 Inventories (Note 3)                                   250,799     261,705
                                                      ---------   ---------
    Total current assets                                965,058   1,013,169
Notes and installment receivables                         9,879      11,851
Net investment in sales-type leases                     233,702     231,377
Equipment held for sale or lease, at cost (net)         157,956     146,320
Spare parts for field service, at cost (net)             60,687      62,421
Property, plant and equipment, at cost (net)            396,285     380,511
Deferred income tax assets, net                          53,836      51,768
Other assets                                            229,690     247,041
                                                      ---------   ---------
                                                     $2,107,093  $2,144,458
                                                      =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
 Nonrecourse borrowings secured by lease commitments $   74,220  $   79,407
 Current portion of other long-term debt                 25,678      28,396
 Accounts payable and accrued liabilities               376,023     394,842
 Income taxes payable                                     3,058       9,459
                                                      ---------   ---------
    Total current liabilities                           478,979     512,104
8% Convertible subordinated debentures                  145,645     145,645
Nonrecourse borrowings secured by lease commitments     101,731     112,073
Other long-term debt                                    110,050      99,169
Deferred income tax liabilities                          14,127      10,182
                                                      ---------   ---------
     Total liabilities                                  850,532     879,173
                                                      ---------   ---------
Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 40,000,000 shares
 authorized; 3,450,000 shares of $3.50 Convertible
 Exchangeable Preferred Stock issued at March 31,
 1995 and December 30, 1994,$172,500,000 aggregate
 liquidation preference                                      35          35
Common stock, $.10 par value, 150,000,000
 shares authorized; 52,558,386 shares issued at
 March 31, 1995, and 52,517,626 shares issued at
 December 30, 1994                                        5,256       5,252
Capital in excess of par value                        1,565,529   1,562,568
Accumulated deficit                                    (303,289)   (291,356)
Treasury stock of 35,716 shares at March 31, 1995
 and 35,713 shares at December 30, 1994                    (773)       (773)
Unearned compensation                                    (5,906)     (6,150)
Notes receivable from stockholders                       (4,291)     (4,291)
                                                      ---------   ---------
     Total stockholders' equity                       1,256,561   1,265,285
                                                      ---------   ---------
                                                     $2,107,093  $2,144,458
                                                      =========   =========

  The accompanying notes are an integral part of the consolidated financial statements.


PAGE

                                                                    Form 10-Q
                                                                       Page 4


               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)
                  (In Thousands, Except Per Share Amounts)


                                                           Quarter Ended
                                                        ------------------
                                                       03/31/95    04/01/94
                                                       --------    --------
Sales                                                  $305,092    $254,153
Service and rental revenue                              145,094     144,035
                                                       --------    --------
  Total revenue                                         450,186     398,188
                                                       --------    --------

Cost of sales                                           191,548     175,351
Cost of service and rental revenue                       96,541      90,153
                                                       --------    --------
  Total cost of revenue                                 288,089     265,504
                                                       --------    --------
  Gross profit                                          162,097     132,684
Research and product development costs                   48,176      48,094
Marketing, general, administrative and
  other income and expense, net                         109,057     105,294
Merger expenses (Note 2)                                 14,352
                                                       --------    --------
  Operating loss                                         (9,488)    (20,704)
Interest expense                                         10,775       9,271
Interest income                                         (12,349)    (12,847)
                                                       --------    --------
  Loss before income taxes                               (7,914)    (17,128)
Provision (benefit) for income taxes                      1,000        (100)
                                                       --------    --------
  Net loss                                               (8,914)    (17,028)
Preferred dividend requirement                            3,019       3,019
                                                       --------    --------
  Loss applicable to common shares                    $ (11,933)  $ (20,047)
                                                       ========    ========

Loss per common share                                 $   (0.23)  $   (0.39)
                                                       ========    ========

Weighted average common shares and equivalents           52,493      50,936
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

PAGE

                                                                    Form 10-Q
                                                                       Page 5

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                          (In Thousands of Dollars)

                                                       Quarter Ended
                                                   --------------------
                                                    03/31/95   04/01/94
                                                    --------   --------
OPERATING ACTIVITIES
Cash received from customers                        $490,407   $435,694
Cash paid to suppliers and employees                (438,911)  (418,698)
Interest received                                     21,594     17,129
Interest paid                                         (7,502)    (7,463)
Income taxes refunded, net                             3,302      5,337
                                                     -------    -------
  Net cash from operating activities                  68,890     31,999
                                                     -------    -------
INVESTING ACTIVITIES
Purchase of property, plant and equipment            (23,154)   (31,440)
Short-term investments, net                             (456)    20,133
Merger expenses                                       (5,788)
Other assets, net                                    (11,542)       578
                                                     -------    -------
  Net cash used in investing activities              (40,940)   (10,729)
                                                     -------    -------
FINANCING ACTIVITIES
Proceeds from nonrecourse borrowings                  22,670     13,979
Repayments of nonrecourse borrowings                 (39,182)   (44,147)
Repayments of other debt                             (10,178)   (10,253)
Proceeds from employee stock plans                       295      4,171
Preferred stock dividend payments                     (3,019)    (3,019)
                                                     -------    -------
  Net cash used in financing activities              (29,414)   (39,269)
                                                     -------    -------
  Effect of exchange rate changes on cash             (2,052)     4,247
                                                     -------    -------
Decrease in cash and cash equivalents                 (3,516)   (13,752)
  Cash and cash equivalents - beginning
     of the period                                   228,081    280,973
                                                     -------    -------
Cash and cash equivalents - end of the period       $224,565   $267,221
                                                     =======    =======
RECONCILIATION OF NET LOSS TO NET CASH
   FROM OPERATING ACTIVITIES
Net loss                                            $ (8,914)  $(17,028)
Depreciation and amortization expense                 54,963     49,675
Translation gain                                      (3,582)    (2,724)
Other non-cash adjustments to income                  18,991      2,644
Decrease in accounts receivable                       42,844     15,726
(Increase) decrease in notes receivable
   and sales-type leases                              (1,829)    24,109
(Increase) decrease in inventories                    13,361    (28,492)
Increase in equipment held for sale or
   lease, net                                        (26,530)    (6,772)
Increase in spare parts, net                          (3,330)    (6,547)
(Increase) decrease in net deferred income
   tax asset                                             862     (1,769)
Decrease in accounts payable and accrued
   liabilities                                       (21,386)    (3,829)
Increase in income taxes payable                       3,440      7,006
                                                     -------    -------
  Net cash from operating activities                $ 68,890   $ 31,999
                                                     =======    =======


  The accompanying notes are an integral part of the consolidated financial statements.


PAGE

                                                                    Form 10-Q
                                                                       Page 6

                                       STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                         (Unaudited)
                                                  (In Thousands of Dollars)

                                                                                                                   Notes
                                                       Capital in                                                Receivable
                             Preferred                  Excess of     Accumulated   Treasury      Unearned          From
                               Stock     Common Stock   Par Value       Deficit       Stock     Compensation    Stockholders
                            ------------------------------------------------------------------------------------------------
Balances, December 30, 1994,
   as previously reported       $35          $4,456    $1,449,240      $(372,261)     $(773)      $(6,150)

Pooling of interests with
   Network Systems Corp.
   (Note 2)                                     796       113,328         80,905                                   $(4,291)
                                 --           -----     ---------       --------       ----        ------           ------
Balances, December 30, 1994,
   as restated                   35           5,252     1,562,568       (291,356)      (773)       (6,150)          (4,291)

Shares issued under stock
   purchase plan and for
   exercises of options
   (44,798 shares)                                4         1,400
Cash dividends paid on
   preferred stock
   ($0.88 per share)                                                      (3,019)
Restricted stock
   amortization                                                                                       194
Net loss                                                                  (8,914)
Other                                                       1,561                                      50
                                 --           -----     ---------       --------       ----        ------           ------
Balances, March 31, 1995        $35          $5,256    $1,565,529      $(303,289)     $(773)      $(5,906)         $(4,291)
                                 ==           =====     =========       ========       ====        ======           ======



                    The accompanying notes are an integral part of the consolidated financial statements.




PAGE

                                                                    Form 10-Q
                                                                       Page 7

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1 - BASIS OF PREPARATION
- -----------------------------

The accompanying consolidated financial statements of Storage Technology Corporation and its subsidiaries (StorageTek or the Company) have been prepared in accordance with the Securities and Exchange Commission requirements for Form 10-Q. As further discussed in Note 2, the consolidated financial statements have been restated for all periods presented to reflect the merger with Network Systems Corporation (Network Systems) as a pooling of interests. In the opinion of management, these statements reflect all adjustments necessary for the fair presentation of results for the periods presented, and such adjustments are of a normal, recurring nature. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 30, 1994.

NOTE 2 - NETWORK SYSTEMS MERGER
- -------------------------------

On March 7, 1995, the Company issued approximately 8,000,000 shares of StorageTek common stock in exchange for all of the outstanding common stock of Network Systems. The Company also reserved approximately 500,000 shares for issuance in connection with Network Systems' outstanding employee stock purchase and option plans. The transaction, which was accounted for as a pooling of interests, involved a merger between a wholly-owned subsidiary of StorageTek and Network Systems. StorageTek's consolidated financial statements have been restated for all periods prior to the merger to include the operations of Network Systems, adjusted to conform with StorageTek's accounting policies and presentation. In connection with the merger, the Company assumed Network Systems' notes receivable from shareholders of $4,291,000. These notes relate to loans made by Network Systems to its officers prior to the merger to fund the exercise price of employee stock options pursuant to a restricted stock purchase program and are secured by the shares purchased and any other collateral required to maintain 100% collateralization at the time of each loan.



PAGE

                                                                    Form 10-Q
                                                                       Page 8


Network Systems designs, manufactures, markets and services computer networking products worldwide. Separate pre-merger revenue and net income of StorageTek and Network Systems, assuming the merger was consummated on March 31, 1995, were as follows (in thousands of dollars):

                                          Quarter Ended
                                    ------------------------
                                    03/31/95        04/01/94
                                    --------        --------

   Revenue:
      StorageTek                    $400,013        $335,623
      Network Systems                 46,424          58,314
      Merger adjustments               3,749           4,251
                                     -------         -------
                                    $450,186        $398,188
                                     =======         =======

   Net income (loss):
      StorageTek                    $  3,208        $(19,588)
      Network Systems                (15,686)          1,199
      Merger adjustments               3,564           1,361
                                     -------         -------
                                    $ (8,914)       $(17,028)
                                     =======         =======


Net income (loss) for the quarter ended March 31, 1995, includes merger expenses of $4,143,000 and $10,209,000 recognized by StorageTek and Network Systems, respectively. These expenses, which aggregate $14,352,000, consist principally of change in control payments, financial advisor fees, legal fees, and accounting fees. The accrued liability with respect to merger expenses remaining to be paid as of March 31, 1995, was $6,510,000. The majority of this accrued liability relates to change in control payments and is expected to be paid by the end of the second quarter of 1995.

The merger adjustments relate to revenue recognition and income tax effects. Adjustments have been made to revenue and the associated costs and expenses to reflect revenue recognition for certain Network Systems' product sales to end-user customers at the time of customer acceptance, consistent with StorageTek's policy, rather than at the time of shipment. Adjustments have also been made to the combined tax position of StorageTek and Network Systems as if the merger had occurred as of the beginning of the earliest period presented.

NOTE 3 - INVENTORIES
- --------------------

Inventories consist of the following (in thousands of dollars):

                                    03/31/95        12/30/94
                                    --------        --------

     Raw Materials                  $ 54,495        $ 51,938
     Work-In-Process                 108,437         105,605
     Finished Goods                   87,867         104,162
                                     -------         -------
                                    $250,799        $261,705
                                     =======         =======


PAGE

                                                                    Form 10-Q
                                                                       Page 9

NOTE 4 - LITIGATION
- -------------------

In the second quarter of 1992, seven purported class actions were filed in the U.S. District Court for the District of Colorado against the Company and certain of its officers and directors. These actions were subsequently consolidated into a single action, and a consolidated amended complaint was filed on July 7, 1992, seeking an unspecified amount of damages. The complaint alleged that the defendants failed to properly disclose the status of development of a new product and the Company's business prospects. The complaint further alleged that the individual defendants sold shares of the Company's common stock based on material inside information, in violation of federal securities and common law. The court has certified a class consisting (with certain exceptions) of those who purchased StorageTek's common stock and related securities from December 23, 1991, to August 8, 1992. A shareholder derivative action was also filed in the second quarter of 1992 based on substantially similar factual allegations and has been consolidated with the class action. Discovery and depositions of the Company's employees and other potential witnesses commenced in August 1993, and are substantially complete. A trial has been set for October 1995. The Company believes the suits are without merit and intends to vigorously defend against them. There can be no guarantee, however, that the cases will result in an outcome favorable to the Company. In the event of an adverse outcome, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable; however, the Company currently believes that the amount of the ultimate potential loss, after considering available insurance recoveries, would not be material to the Company's financial position. However, an adverse outcome could have a material effect on the Company's reported results of operations in a future period. In the derivative action, any recovery would be the property of the Company.

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

In February 1994, the Company and its subsidiary, StorageTek Distributed Systems Division, Inc. (StorageTek DSD) (formerly known as "XL/Datacomp, Inc."), filed suit in Boulder County, Colorado, District Court against Array Technology Corporation (Array) and Tandem Computers Incorporated (Tandem). The suit asked that the court order Array and Tandem to either support certain disk drives purchased from them or provide the Company with technical data necessary for StorageTek to provide such customer support. In March 1994, Array and Tandem filed their answer and also filed counterclaims against the Company alleging breach of contract and claiming damages. In June 1994, the court ordered Array and Tandem to continue to provide support for these products and to maintain, in an independent escrow account, the materials necessary to enable the Company and StorageTek DSD to support the products in the event Array and Tandem failed to provide such services. The suit is now in the discovery phase as to the claims made by Array and Tandem. A trial has been set for

PAGE

                                                                    Form 10-Q
                                                                      Page 10

August 1995. The Company believes the counterclaims filed by Array and Tandem are without merit and intends to vigorously defend against them.

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

NOTE 5 - SUBSEQUENT EVENT - INCOME TAXES
- ----------------------------------------

On May 11, 1995, the Company entered into a settlement agreement with the Internal Revenue Service with respect to proposed adjustments of approximately $400,000,000 to the Company's federal income tax returns for the years 1985 through 1990. As a result of the settlement, substantially all of the proposed adjustments have been resolved and the Company's U.S. net operating loss carryforwards will be reduced to approximately $220,000,000 from approximately $400,000,000. The settlement will not have a material effect on the Company's financial position or results of operations.




PAGE

                                                                    Form 10-Q
                                                                      Page 11

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               MARCH 31, 1995

GENERAL
- -------

Storage Technology Corporation (StorageTek or the Company) reported a loss for the first quarter ended March 31, 1995, of $8.9 million on revenue of $450.2 million, compared to a net loss for the first quarter ended April 1, 1994, of $17.0 million on revenue of $398.2 million.

As more fully discussed in Note 2 to the consolidated financial statements, the Company, through a wholly owned subsidiary, completed a merger with Network Systems Corporation (Network Systems) on March 7, 1995. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated for all periods prior to the merger to include the operations of Network Systems, adjusted to conform with StorageTek's accounting policies and presentation. Merger expenses of $14.4 million were recognized in the first quarter of 1995 in connection with the merger.

Revenue increased 13% in the first quarter of 1995 compared to the first quarter of 1994. Operating results also improved. These improvements were primarily as a result of incremental sales revenue from the Iceberg 9200 Virtual Storage Facility (Iceberg) and TimberLine 9490 (TimberLine), a 36-track cartridge subsystem. Revenue from networking products and midrange systems decreased during the quarter. Intense price competition in the direct access storage device (DASD) marketplace was partially offset by progress made by the Company in lowering manufacturing costs and a favorable sales mix of larger capacity Icebergs. Operating results in the first quarter of 1995 were also affected by merger expenses of $14.4 million; employee severance costs unrelated to the merger of $6.3 million; losses associated with the Company's networking and midrange product lines; and the discontinuance of austerity measures, including salary reductions, which were in place during the first quarter of 1994.

Improvements in revenue and operating results for 1995 are significantly dependent upon the continuing success of recently introduced products, the timely and successful introduction of additional functions and features for these products, and achieving cost savings associated with the manufacture of these products. The successful introduction of new products, in particular, networking products planned by Network Systems, is also key to the Company's future results. Network Systems' operating results, together with merger expenses, are expected to be dilutive to the Company's reported earnings at least through 1995. Nonetheless, StorageTek believes Network Systems' current and anticipated future products will provide the Company with the opportunity to accelerate its plans for introducing storage management solutions for the enterprisewide network environment. Future revenue and operating results may be significantly affected by the extent of future DASD price declines and the Company's ability to react to these price declines. The Company plans to continue the

PAGE

                                                                    Form 10-Q
                                                                      Page 12

implementation of cost-control measures in order to attain targeted expense ratios, including further redeployments or reductions in workforce. Other factors that may affect future results include the introduction of new products by competitors, technological advances within the computer industry, and changes in the worldwide economy, among others. See "OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS," below.

The Company's cash balances decreased $3.5 million during the first quarter of 1995 as cash generated by the Company's operating activities, including the receipt of a refund by Network Systems from the Internal Revenue Service of $18.9 million, were offset by net payments of debt of $26.7 million and investments in property, plant and equipment of $23.2 million.

The following table, stated as a percentage of total revenue, presents consolidated statement of operations information and revenue by product line which includes product sales, service and rental, and software revenue.

                                                    Quarter Ended
                                                ---------------------
                                                03/31/95     04/01/94
                                                --------     --------
Revenue:
  Serial Access Subsystems                         56.5%        52.1%
  Random Access Subsystems                         21.1          5.3
  Networking Products                              11.4         15.9
  Midrange Systems and Other                       11.0         26.7
                                                  -----        -----
     Total revenue                                100.0        100.0
Cost of revenue                                    64.0         66.7
                                                  -----        -----
     Gross profit                                  36.0         33.3
Research and product development costs             10.7         12.1
Marketing, general, administrative and
   other income and expense, net                   24.2         26.4
Merger expenses                                     3.2
                                                  -----        -----
     Operating loss                                (2.1)        (5.2)
Interest (income) expense, net                     (0.3)        (0.9)
                                                  -----        -----
     Loss before income taxes                      (1.8)        (4.3)
Provision for income taxes                          0.2          0.0
                                                  -----        -----
     Net loss                                      (2.0)%       (4.3)%
                                                  =====        =====

REVENUE
- -------

Total revenue increased 13% in the first quarter of 1995 compared to the first quarter of 1994, principally as a result of an increase in product sales of 20%, while service and rental revenue was largely unchanged.

SERIAL ACCESS SUBSYSTEMS

Revenue from serial access subsystem products increased 23% in the first quarter of 1995 compared to the first quarter of 1994, primarily due to incremental sales of

PAGE

                                                                    Form 10-Q
                                                                      Page 13

TimberLine, which became available in the fourth quarter of 1994. Revenue from the PowderHorn 9310, the second generation automated tape cartridge system, increased while revenue from the Silverton 4490 36-track tape cartridge system and first generation 4400 ACS library were largely unchanged. As expected, sales of the Company's first-generation 4480 18-track tape cartridge system declined during the first quarter of 1995.

During 1995, increased sales associated with TimberLine and the new RedWood SD-3 Helical Cartridge Subsystem (RedWood), which became available in the first quarter, are expected to offset anticipated declines in revenue from the Company's first-generation tape and library products. Revenue contribution from RedWood during 1995 is significantly dependent upon the Company's ability to develop and introduce additional functions and features for RedWood on a timely basis. The serial access product family generates more revenue than any other product line of the Company and is expected to continue to be a major element of the Company's plans for 1995.

RANDOM ACCESS SUBSYSTEMS

Revenue from random access subsystem products increased 352% in the first quarter of 1995 compared to the first quarter of 1994, due to incremental sales of Iceberg. Iceberg became generally available during the second quarter of 1994. Iceberg sales continued to experience aggressive price competition during the quarter. These price declines were partially offset by a favorable mix of larger capacity Icebergs sold. The Company recognized initial revenue from its Arctic Fox 9800 High-Performance Shared Access Facility which became available during the first quarter.

Sales of Iceberg during 1995 are dependent upon continued customer acceptance of Iceberg in light of existing and anticipated competitive offerings in the DASD marketplace, the timely introduction of additional Iceberg functions and features, and further cost savings associated with the manufacture of Iceberg. The Company is committing substantial resources to develop additional functions and features for Iceberg, including the addition of ESCON support. The ability to offer ESCON support, a high-speed fiber optic data transmission method, is key to expanding the marketplace for Iceberg. While the Company believes the introduction schedules for new Iceberg features and other DASD products currently being developed are achievable; there can be no assurances that they will be met, or that they will gain market acceptance.

NETWORKING PRODUCTS

Revenue from networking products decreased 19% in the first quarter of 1995 compared to the first quarter of 1994, as a result of declining product sales as the Company transitions to a new line of internetworking products planned for introduction later in 1995.

Network Systems and Northern Telecom are jointly developing the Enterprise Routing Switch (ERS), a product which is designed to combine local-area network and wide-area network packet switching with cell switching technology that supports

PAGE

                                                                    Form 10-Q
                                                                      Page 14

Asynchronous Transfer Mode (ATM). Revenue and operating results from the Company's networking products during 1995 are significantly dependent upon the timely and successful introduction of ERS and other planned new products in this rapidly evolving marketplace. There can be no assurances that the development schedules will be met, or that these products will gain market acceptance.

MIDRANGE SYSTEMS AND OTHER

Revenue from midrange systems and other products decreased 54% in first quarter of 1995 compared to the first quarter of 1994. Midrange revenue and operating profits continued to be adversely affected by steep price erosion in the midrange DASD marketplace. During 1993, the Company restructured its midrange organization and, during 1994, redirected its midrange marketing efforts to focus on open systems and value-added AS/400 tape products and service. Midrange operating results have, however, continued to fall short of the Company's expectations. The Company's midrange systems business is not expected to serve as a significant source of revenue in the future. Revenue from printer products declined during the first quarter of 1995 as the Company continues to wind down these operations.

GROSS PROFIT
- ------------

Overall gross profit increased to 36% for the first quarter of 1995, compared to 33% for the first quarter of 1994, due to an increase in product sales margins, which was partially offset by a decrease in service and rental margins.

Gross profit on product sales increased to 37% in the first quarter of 1995, compared to 31% in the first quarter of 1994, primarily as a result of a favorable product mix which included greater revenue contribution from Iceberg and TimberLine, which have high margins; and significantly reduced revenue contribution from midrange products, which generally have low margins. While Iceberg continues to experience intense price competition in the large systems DASD marketplace, price declines were partially offset during the first quarter of 1995 by lower manufacturing costs and a favorable sales mix of larger capacity Icebergs. Product sales margins in the first quarter of 1995 compared to the first quarter of 1994 were also affected by increased operating expenses associated with the discontinuance of salary reductions and other austerity measures which were in place during the first quarter of 1994.

Gross profit on service and rental revenue decreased to 33% in the first quarter of 1995, compared to 37% in the first quarter of 1994, primarily due to the discontinuance of austerity measures, longer product warranty periods, and increased costs associated with the installation of new products.

The Company's ability to sustain product sales margins during 1995 is significantly dependent upon the timely introduction of planned technological improvements to existing products and achieving cost savings associated with the manufacture of these products. Product sales margins may also be adversely affected by inventory writedowns as a result of more rapid than anticipated technological changes and

PAGE

                                                                    Form 10-Q
                                                                      Page 15

continuing price erosion in the DASD marketplace. Service margins are expected to continue to be affected during 1995 by longer warranty periods and increased costs associated with the installation of new products.

RESEARCH AND PRODUCT DEVELOPMENT
- --------------------------------

Research and product development expenditures remained largely unchanged in the first quarter of 1995 compared to the first quarter of 1994, but declined as a percentage of revenue from 12.1% for the first quarter of 1994 to 10.7% for the first quarter of 1995. Employee severance costs associated with reductions in workforce during the quarter were offset by cost savings associated with previous reductions in workforce. These reductions resulted from the completion of several major product development programs during 1994.

MARKETING, GENERAL, ADMINISTRATIVE AND OTHER
- --------------------------------------------

Marketing, general, administrative and other income and expense (MG&A) increased 4% in the first quarter of 1995 compared to the first quarter of 1994, primarily due to an increase in operating expenses resulting from higher sales volumes; the discontinuance of austerity measures which were in place during the first quarter of 1994; and employee severance costs incurred during the first quarter of 1995. These increases were partially offset by lower operating expenses associated with the midrange product line, which the Company restructured in 1993. Gains and losses associated with foreign currency transactions and translation adjustments, net of associated hedging results, aggregated a net loss of $0.6 million for the first quarter of 1995, compared to a net loss of $1.4 million in the first quarter of 1994.

See "INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES," below, for further discussion of the foreign exchange risks associated with the Company's international operations and the related foreign currency hedging activities.

MERGER EXPENSES
- ---------------

As more fully discussed in Note 2 to the consolidated financial statements, the Company, through a wholly owned subsidiary, completed a merger with Network Systems on March 7, 1995. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements have been restated for all periods prior to the merger to include the operations of Network Systems, adjusted to conform with StorageTek's accounting policies and presentation. Merger expenses of $14.4 million were recognized in the first quarter of 1995 in connection with the transaction.

INTEREST INCOME AND EXPENSE
- ---------------------------

Interest income decreased 4% in the first quarter of 1995 compared to the first quarter of 1994, primarily due to a reduction in the Company's net investment in sales-type lease balances.

PAGE

                                                                    Form 10-Q
                                                                      Page 16

Interest expense increased 16% in the first quarter of 1995 compared to the first quarter of 1994, primarily as a result of increased levels of nonrecourse borrowings and other debt in the first quarter of 1995.

INCOME TAXES
- ------------

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company's earnings history, the Company's near-term earnings expectations and possible reductions in the Company's net operating loss carryforwards as a result of proposed adjustments by the Internal Revenue Service to the Company's previously filed federal income tax returns. Based on the currently available information, management has determined that the Company will more likely than not realize $53.8 million of deferred income tax assets as of March 31, 1995. See Note 5 to the consolidated financial statements for a discussion of the settlement agreement with the Internal Revenue Service with respect to proposed adjustments to the Company's federal income tax returns for the years 1985 through 1987.

The Company's provision for income taxes relates primarily to taxable earnings associated with its international operations in certain foreign countries. The Company's effective tax rate can be subject to significant fluctuations due to dynamics associated with the mix of its U.S. and international taxable earnings.

RESTRUCTURINGS
- --------------

StorageTek and Network Systems recorded restructuring, acquisition, acquired research and development costs which aggregated $8.0 million and $90.4 million during 1994 and 1993, respectively. No additional charges or material changes in estimates to prior provisions were recorded during the first quarter of 1995. The remaining restructuring accrual of $6.5 million as of December 31, 1994, was reduced by cash payments during the first quarter of 1995 of $2.4 million, leaving a remaining restructuring accrual of $4.1 million as of March 31, 1995. The remaining accrual consists primarily of anticipated future lease and employee severance payments.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

WORKING CAPITAL

The Company's cash balances decreased $3.5 million from December 30, 1994, to March 31, 1995. The decrease in cash during the first quarter of 1995 primarily resulted from net payments of nonrecourse borrowings and other debt of $26.7 million; and investments in property, plant and equipment of $23.2 million. These cash

PAGE

                                                                    Form 10-Q
                                                                      Page 17

outflows were offset by cash provided by operations during the first quarter of 1995. Net cash provided by operations was $68.9 million for the first quarter of 1995 compared to $32.0 million for the first quarter of 1994. Net cash provided by operations include collections of income tax refunds and associated interest by Network Systems from the Internal Revenue Service of $18.9 million in the first quarter of 1995 and $13.5 million in the first quarter of 1994.

The current ratio remained largely unchanged from 2.0 at December 30, 1994 to March 31, 1995. Accounts receivable decreased from $353.5 million at December 30, 1994, to $314.9 million at March 31, 1995, due primarily to lower comparable revenue. Inventories decreased from $261.7 million at December 30, 1994, to $250.8 million at March 31, 1995, principally as a result of a decrease in midrange inventories.

AVAILABLE FINANCING LINES

The Company has a $200 million secured multicurrency credit agreement with a group of U.S. and international banks (the Revolver) which expires in March 1996. The interest rates available under the Revolver depend on the type of advance selected; however, the primary advance rate is the agent bank's prime lending rate (9.0% at March 31, 1995). The total amount available under the Revolver is limited to a monthly borrowing base determined as a percentage of the Company's eligible accounts receivable, lease assets (primarily net investments in sales-type leases not previously utilized for other secured borrowings), and equipment awaiting revenue recognition. To obtain funds under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. As of March 31, 1995, the Company had no outstanding advances under the Revolver and had approximately $103 million of available credit under the Revolver.

In addition to the Revolver, the Company had lease assets in excess of $100 million available for financing as of March 31, 1995. Subject to credit approval, the Company believes it can develop lease discounting lines, if needed, or fund its operating and capital requirements through other forms of asset-backed financings. At the Company's option, a portion of these lease assets can also be utilized for borrowings under the Revolver.

In order to sustain desired levels of cash balances, the Company may from time-to-time borrow against its Revolver. The Company believes it has adequate working capital and financing capabilities to meet its anticipated operating and capital requirements for the next 12 months, including new product offerings. The Company intends to continue to commit substantial amounts of its resources to research and development projects and may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may seek to fund these activities or possible transactions through the issuance of additional equity or debt. The issuance of equity or convertible debt securities could result in dilution to the Company's stockholders. There can be no assurance that additional financing, if required, can be completed on terms acceptable to the Company.


PAGE

                                                                    Form 10-Q
                                                                      Page 18

LONG-TERM DEBT-TO-EQUITY

The Company's long-term debt-to-equity ratio of 28% was unchanged from December 30, 1994, to March 31, 1995. These debt-to-equity ratios include $112.1 million and $101.7 million, respectively, of long-term nonrecourse borrowings secured by customer lease commitments included within total assets (primarily net investment in sales-type leases). Excluding long-term nonrecourse borrowings, the Company's long-term debt-to-equity ratio increased from 19% as of December 30, 1994, to 20% as of March 31, 1995.

REPAYMENT OBLIGATIONS AND CONVERSION FEATURES

Pursuant to the indenture related to the Company's 8% Convertible Subordinated Debentures due 2015 (Convertible Debentures), the Company is required to make semiannual interest payments on the $145.6 million principal amount of Convertible Debentures outstanding. The Convertible Debentures are convertible at the option of the holder into common stock at a price of $35.25 per share. The Convertible Debentures are currently redeemable at the option of the Company at a premium of 4.8%, and are redeemable at decreasing premiums through May 30, 2000. Convertible Debentures in the principal amount of $8 million per annum, plus accrued interest, must be redeemed beginning May 31, 2000, through a sinking fund which provides for the retirement of 75% of the Convertible Debentures prior to their maturity on May 31, 2015. Convertible Debentures purchased by the Company in the open market and Convertible Debentures converted to common stock may be applied to the sinking fund requirements. As of March 31, 1995, the Company held Convertible Debentures in the principal amount of $14.3 million available for sinking fund payments.

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

The Company's $3.50 Convertible Exchangeable Preferred Stock, $.01 par value (Preferred Stock) provides for cumulative dividends payable quarterly in arrears at an annual rate of $3.50 per share, when and as declared by the Company's board of directors. Annual dividends associated with the Preferred Stock aggregate $12.1 million. The Notes contain restrictions that limit the payment of dividends on the Company's Preferred Stock; however, these restrictions are not expected to limit the ability of the Company to pay dividends on its Preferred Stock.

The Preferred Stock is convertible at any time at the option of the holder, unless previously redeemed, into shares of StorageTek common stock at an initial conversion

PAGE

                                                                    Form 10-Q
                                                                      Page 19

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

INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES
- -----------------------------------------------

During 1994, approximately 39% of the Company's revenue was generated by its international operations. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe, principally Germany, France and the United Kingdom; Scandinavia; Japan; Canada and Australia. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operations and financial results can be materially affected by changes in foreign currency exchange rates.

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

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS
- --------------------------------------------

NEW PRODUCTS AND TECHNOLOGICAL CHANGE

The Company believes that the successful and timely development and shipment of its new products will play a key role in determining its results of operations and competitive strength in the future. During the past several years, the Company has introduced many new products and product enhancements, and has plans to introduce new products and

PAGE

                                                                    Form 10-Q
                                                                      Page 20

enhancements to existing products during 1995. There can be no assurance that the Company will successfully develop, manufacture or market these products. Delays in the availability of new products and enhancements to existing products could adversely affect the Company's financial results.

The market for the Company's products is characterized by rapid technological advances which necessitate frequent product introductions and enhancements, and can result in unpredictable product transitions and shortened product life cycles. To be successful in this market, the Company must make significant investments in research and product development and introduce competitive new products and enhancements to existing products on a timely basis. These factors can reduce the effective life of product-line-specific assets, a problem that has been experienced in the midrange line of products and resulted in inventory writedowns. There can be no assurance that new products developed by the Company will be accepted in the marketplace. Moreover, certain components of the Company's products operate near the present limits of electronic and physical capabilities of performance and are designed and manufactured with relatively small tolerances. If flaws in design or production occur, the Company may experience a rate of failure in its products that results in substantial costs for the repair or replacement of defective products and potential damage to the Company's reputation.

DEPENDENCE ON IBM SYSTEMS; COMPETITION; PRICING PRESSURES

The Company competes with several large, multinational companies having substantially greater resources than the Company's, principally IBM, Fujitsu Limited and Hitachi Ltd., as well as other companies, including Amdahl Corporation and EMC Corp. Current industry estimates show the industry's 1995 DASD manufacturing capacity and total projected output are significantly greater than anticipated demand. This potential over-supply could put increasing downward pressure on pricing. Because of the significance of the IBM mainframe and midrange operating environments, many of the Company's products are designed to be compatible with certain IBM operating systems and many of its products function like IBM equipment. As a result, the Company's business in the past has been and in the future may be adversely affected by a number of factors outside the control of the Company, including, among others, modifications in the design or configuration of IBM computer systems; the inability to access required interface information; the announcement and introduction of new products by competitors; changes in customer requirements; and price competition for comparable systems, equipment or services. The Company's ability to sustain or increase sales levels depends to a significant extent upon acceptance of and continued demand for products introduced in late 1993 and in 1994, and new products and enhancements to existing products planned for introduction in the future. Future sales levels are also dependent upon the Company's ability to successfully address the current migration to networked computing with products currently being developed by Network Systems. There can be no assurance that the Company's current product offerings, products and enhancements in development, or products in the early stages of market introduction will achieve or sustain market acceptance, or that they will be able to successfully compete against other companies' products. Also, the Company's service business may be adversely affected in the future by aggressive pricing and litigation

PAGE

                                                                    Form 10-Q
                                                                      Page 21

strategies utilized by competitors in an effort to gain market share, as well as the current trend toward granting extended warranties.

MANUFACTURING RISKS; DEPENDENCE ON SUPPLIERS

The Company's manufacturing processes have increased in complexity as the number and diversity of products offered to customers has increased. The manufacturing process for many of the Company's products is highly complex and precise. Unexpected difficulties in the manufacturing process can cause component parts, or systems to be rejected. Many of these difficulties are hard to diagnose and expensive to remedy. The Company recently commenced manufacturing operations in its Toulouse, France facilities. The Company may experience manufacturing irregularities and adverse output fluctuations in connection with these operations.

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

EARNINGS FLUCTUATIONS

The Company's reported earnings can fluctuate significantly from quarter to quarter due to a variety of factors, including among others, the effects of
(i) customers' historical tendencies to make purchase decisions near the end of the calendar year, (ii) the timing of the announcement and availability of products and product enhancements by the Company and its competitors, (iii) fluctuating foreign currency exchange rates, (iv) longer than anticipated customer acceptance periods for the Company's products, and (v) changes in

PAGE

                                                                    Form 10-Q
                                                                      Page 22

the mix of products sold. The Company's reported earnings in 1995 may also be significantly affected by the operating results of the Company's recently acquired subsidiary, Network Systems. Network Systems' forecasted operating results for 1995, together with merger expenses, are expected to be dilutive to the Company's reported earnings at least through 1995.

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

The high technology industry is characterized by vigorous pursuit and protection of intellectual property rights or positions, which in some instances has resulted in significant litigation, which is often protracted and expensive. Litigation by or against the Company could result in significant expense and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in an unfavorable determination against the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes or obtain licenses to the infringing technology. There can be no assurances that the Company would be successful in such development or that such license would be available on reasonable terms, or at all, and any

PAGE

                                                                    Form 10-Q
                                                                      Page 23

such development or license could require expenditures by the Company of substantial time and other resources. The Company from time to time has commenced actions against other companies to protect or enforce its intellectual property rights. Similarly, the Company from time to time has been notified that it may be infringing certain patent or other intellectual property rights of others. Currently, the Company is involved in several proceedings relating to its intellectual property and patent infringement. See Part II, Item 1, "Legal Proceedings" and Note 4 to the consolidated financial statements for additional information with respect to the Company's legal proceedings.

INTERNATIONAL OPERATIONS

During 1994, approximately 39% of the Company's revenue was derived from sales in markets outside of the United States, primarily in Europe. The Company expects that international sales will continue to account for a significant portion of its revenue for the foreseeable future. Further, during 1995, the Company commenced manufacturing operations in France. The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, in the past the Company's business has been adversely affected by recessions in Europe. In addition, the Company is subject to the risks of conducting business outside of the United States, including fluctuations in currency exchange rates, changes in or impositions of legislative or regulatory requirements, tariffs, quotas, difficulty in obtaining export licenses, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors beyond the Company's control. In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold may not protect the Company's intellectual property rights to the same extent as do the laws of the United States. To date, the Company has not experienced any material adverse effects on its operations as a result of the foregoing factors; however, there can be no assurances that in the future one or more of the foregoing factors will not have a material adverse effect on the Company's business, financial condition or operating results.




PAGE

                                                                    Form 10-Q
                                                                      Page 24

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
- --------------------------

See Part I, Item 3 of the Form 10-K for the year ended December 30, 1994.

In the second quarter of 1992, seven purported class actions were filed in the U.S. District Court for the District of Colorado against the Company and certain of its officers and directors. These actions were subsequently consolidated into a single action, and a consolidated amended complaint was filed on July 7, 1992, seeking an unspecified amount of damages. The complaint alleged that the defendants failed to properly disclose the status of development of a new product and the Company's business prospects. The complaint further alleged that the individual defendants sold shares of the Company's common stock based on material inside information, in violation of federal securities and common law. The court has certified a class consisting (with certain exceptions) of those who purchased StorageTek's common stock and related securities from December 23, 1991, to August 8, 1992. A shareholder derivative action was also filed in the second quarter of 1992 based on substantially similar factual allegations and has been consolidated with the class action. Discovery and depositions of the Company's employees and other potential witnesses commenced in August 1993, and are substantially complete. A trial has been set for October 1995. The Company believes the suits are without merit and intends to vigorously defend against them. There can be no guarantee, however, that the cases will result in an outcome favorable to the Company. In the event of an adverse outcome, neither the amount nor the likelihood of any potential liability which might result is reasonably estimable; however, the Company currently believes that the amount of the ultimate potential loss, after considering available insurance recoveries, would not be material to the Company's financial position. However, an adverse outcome could have a material effect on the Company's reported results of operations in a future period. In the derivative action, any recovery would be the property of the Company.

In February 1994, the Company and its subsidiary, StorageTek Distributed Systems Division, Inc. (StorageTek DSD) (formerly known as "XL/Datacomp, Inc."), filed suit in Boulder County, Colorado, District Court against Array Technology Corporation (Array) and Tandem Computers Incorporated (Tandem). The suit asked that the court order Array and Tandem to either support certain disk drives purchased from them or provide the Company with technical data necessary for StorageTek to provide such customer support. In March 1994, Array and Tandem filed their answer and also filed counterclaims against the Company alleging breach of contract and claiming damages. In June 1994, the court ordered Array and Tandem to continue to provide support for these products and to maintain, in an independent escrow account, the materials necessary to enable the Company and StorageTek DSD to support the products in the event Array and Tandem failed to provide such services. The suit is now in the discovery phase as to the claims made by Array and Tandem. A trial has been set for August 1995. The Company believes the counterclaims filed by Array and Tandem are without merit and intends to vigorously defend against them.

PAGE

                                                                    Form 10-Q
                                                                      Page 25

On January 21, 1994, Bell Atlantic Business Systems Services, Inc. (BABSS) filed suit in Federal District Court for the Northern District of California, alleging that a number of the Company's service business policies are illegal, including price increases and parts and maintenance software availability. The case is now in the discovery phase. A trial has been set for March 1996. The Company believes the suit is without merit and intends to vigorously defend against the suit.

Information concerning certain of these legal proceedings is also contained in Note 4 to the consolidated financial statements identified in Part I of this Form 10-Q.

In addition, the Company is involved in various other less significant legal proceedings. The outcomes of these legal proceedings are not expected individually or in the aggregate to have a material adverse effect on the financial condition or operations of the Company based on the Company's current understanding of the relevant facts and law.




PAGE

                                                                    Form 10-Q
                                                                      Page 26


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

     (a)  Exhibits

        */**10.1 Amendment to Employment Agreement between the Company and Ryal R. Poppa, dated March 8, 1995

           *11.0   Computation of Loss Per Common Share.

           *27.0   Financial Data Schedule

     (b)  Reports on Form 8-K

               During the first quarter of 1995, the Company filed two reports on Form 8-K. The first Form 8-K was filed on January 26, 1995, in connection with a publicly disseminated news release concerning the Company's financial results for the quarter and year ended December 30, 1994. The second Form 8-K was filed on March 17, 1995, regarding the acquisition of all outstanding equity securities of Network Systems. This filing incorporated by reference certain Network Systems financial statements, as well as pro forma financial statements which reflect the combination of StorageTek and Network Systems.









          *   Indicates Exhibits filed with this Quarterly Report on Form 10-Q.

          ** Contract or compensatory plan or arrangement in which directors and / or officers participate.

PAGE

                                                                    Form 10-Q
                                                                      Page 27


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  STORAGE TECHNOLOGY CORPORATION
                                            (Registrant)




      May 12, 1995                       /s/  DAVID E. LACEY
      ------------                  ----------------------------
         (Date)                            David E. Lacey
                                    Interim Chief Financial Officer
                                    and Corporate Vice President
                                    (Principal Financial Officer)






      May 12, 1995                      /s/  MARK D. MCGREGOR
      ------------                  ----------------------------
         (Date)                           Mark D. McGregor
                                    Treasurer, Interim Controller
                                    and Corporate Vice President
                                   (Principal Accounting Officer)



PAGE

                               EXHIBITS INDEX
                               --------------

Exhibits           Description
- --------           -----------
  10.1             Amendment to Employment Agreement between the Company
                   and Ryal R. Poppa, dated March 8, 1995

  11.0             Computation of Loss Per Common Share.

  27.0             Financial Data Schedule