Form 10-Q
period 1995-06-30
STORAGE TECHNOLOGY CORP
filed 1995-08-11
CIK 94673

Form 10-Q

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended June 30, 1995

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

Common stock ($.10 Par Value) - 52,830,247 shares outstanding at August 4,
1995.

PAGE

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                              INDEX TO FORM 10-Q
                                 JUNE 30, 1995

                                                             PAGE
                                                             ----

PART I - FINANCIAL INFORMATION

     Consolidated Balance Sheet                               3

     Consolidated Statement of Operations                     4

     Consolidated Statement of Cash Flows                     5

     Consolidated Statement of Changes in
          Stockholders' Equity                                6

     Notes to Consolidated Financial Statements               7

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                   12

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                              26

     Item 4 - Submission of Matters to a Vote of
                Security Holders                             28

     Item 6 - Exhibits and Reports on Form 8-K               29

PAGE

                                                                   Form 10-Q
                                                                      Page 3

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                           (In Thousands of Dollars)

                                                     06/30/95    12/30/94
                                                    ---------   ---------
ASSETS
Current assets:
 Cash, including cash equivalents                  $  264,298  $  228,081
 Short-term investments                                             5,477
 Accounts receivable, net                             325,604     353,455
 Notes and installment receivables                      9,357       9,110
 Net investment in sales-type leases                   80,996     155,341
 Inventories (Note 3)                                 263,160     261,705
                                                    ---------   ---------
    Total current assets                              943,415   1,013,169
Notes and installment receivables                      10,801      11,851
Net investment in sales-type leases                   145,220     231,377
Equipment held for sale or lease, at cost (net)       144,699     146,320
Spare parts for field service, at cost (net)           58,520      62,421
Property, plant and equipment, at cost (net)          393,445     380,511
Deferred income tax assets, net                        55,258      51,768
Other assets                                          229,136     247,041
                                                    ---------   ---------
                                                   $1,980,494  $2,144,458
                                                    =========   =========


LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
 Nonrecourse borrowings secured by lease
  commitments                                      $   22,727  $   79,407
 Current portion of other long-term debt                9,131      28,396
 Accounts payable and accrued liabilities             398,735     394,842
 Income taxes payable                                   3,258       9,459
                                                    ---------   ---------
    Total current liabilities                         433,851     512,104
8% Convertible subordinated debentures                145,645     145,645
Nonrecourse borrowings secured by lease commitments    30,320     112,073
Other long-term debt                                   85,891      99,169
Deferred income tax liabilities                        13,039      10,182
                                                    ---------   ---------
     Total liabilities                                708,746     879,173
                                                    ---------   ---------
Commitments and contingencies (Note 4)
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 40,000,000 shares
 authorized; 3,450,000 shares of $3.50 Convertible
 Exchangeable Preferred Stock issued at June 30, 1995
 and December 30, 1994, $172,500,000 aggregate
 liquidation preference                                    35          35
Common stock, $.10 par value, 150,000,000 shares
 authorized; 52,892,143 shares issued at June 30,
 1995, and 52,517,626 shares issued at December 30,
 1994                                                   5,289       5,252
Capital in excess of par value                      1,571,214   1,562,568
Accumulated deficit                                  (294,453)   (291,356)
Treasury stock of 43,447 shares at June 30, 1995
 and 35,713 shares at December 30, 1994                  (774)       (773)
Unearned compensation                                  (5,362)     (6,150)
Notes receivable from stockholders                     (4,201)     (4,291)
                                                    ---------   ---------
     Total stockholders' equity                     1,271,748   1,265,285
                                                    ---------   ---------
                                                   $1,980,494  $2,144,458
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



PAGE

                                                                   Form 10-Q
                                                                      Page 4

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                   (In Thousands, Except Per Share Amounts)


                                     Quarter Ended          Six Months Ended
                                   ------------------------------------------
                                   06/30/95  07/01/94      06/30/95  07/01/94
                                   ------------------------------------------

Sales                              $330,739  $277,605      $635,831  $531,758
Service and rental revenue          149,963   143,499       295,057   287,534
                                    -------   -------       -------   -------
  Total revenue                     480,702   421,104       930,888   819,292
                                    -------   -------       -------   -------

Cost of sales                       210,244   168,888       401,792   344,239
Cost of service and rental revenue   96,698    90,671       193,239   180,824
                                    -------   -------       -------   -------
  Total cost of revenue             306,942   259,559       595,031   525,063
                                    -------   -------       -------   -------

  Gross profit                      173,760   161,545       335,857   294,229

Research and product development
   costs                             45,207    46,365        93,383    94,459
Marketing, general,
   administrative and other
   income and expense, net          114,444    96,131       223,501   201,425
Merger expenses (Note 2)                                     14,352
                                    -------   -------       -------   -------

  Operating profit (loss)            14,109    19,049         4,621    (1,655)

Interest expense                      9,538    11,223        20,313    20,494
Interest income                     (11,784)  (12,294)      (24,133)  (25,141)
                                    -------   -------       -------   -------

  Income before income taxes         16,355    20,120         8,441     2,992

Provision for income taxes            4,500     4,400         5,500     4,300
                                    -------   -------       -------   -------

  Net income (loss)                  11,855    15,720         2,941    (1,308)

Preferred stock dividend              3,019     3,019         6,038     6,038
                                    -------   -------       -------   -------

  Income (loss) applicable
     to common shares              $  8,836  $ 12,701      $ (3,097) $ (7,346)
                                    =======   =======       =======   =======

Earnings (loss) per common
   share                           $   0.17  $   0.24      $  (0.06) $  (0.14)
                                    =======   =======       =======   =======

Weighted average common
   shares and equivalents            52,847    52,200        52,613    51,242
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

PAGE

                                                                   Form 10-Q
                                                                      Page 5

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                           (In Thousands of Dollars)

                                                         Six Months Ended
                                                      ---------------------
                                                       06/30/95    07/01/94
                                                      ---------     -------
OPERATING ACTIVITIES
Cash received from customers                         $1,129,442   $ 826,423
Cash paid to suppliers and employees                   (847,435)   (851,753)
Interest received                                        33,378      31,665
Interest paid                                           (19,640)    (19,595)
Income taxes (paid) refunded, net                        (3,583)      2,356
                                                      ---------     -------
   Net cash from (used in) operating activities         292,162     (10,904)
                                                      ---------     -------
INVESTING ACTIVITIES
Purchase of property, plant and equipment               (44,526)    (64,185)
Short-term investments, net                               5,557      19,016
Merger expenses                                          (9,528)
Other assets, net                                       (21,747)    (11,183)
                                                      ---------     -------
   Net cash used in investing activities                (70,244)    (56,352)
                                                      ---------     -------
FINANCING ACTIVITIES
Proceeds from nonrecourse borrowings                      3,060      74,689
Repayments of nonrecourse borrowings                   (138,401)    (80,454)
Proceeds from other debt                                    858       9,189
Repayments of other debt                                (52,222)    (22,485)
Proceeds from employee stock plans                        6,104      12,922
Preferred stock dividend payments                        (6,038)     (6,038)
                                                      ---------     -------
   Net cash used in financing activities               (186,639)    (12,177)
                                                      ---------     -------
   Effect of exchange rate changes on cash                  938      12,958
                                                      ---------     -------
Increase (decrease) in cash and
   cash equivalents                                      36,217     (66,475)
   Cash and cash equivalents - beginning
      of the period                                     228,081     280,973
                                                      ---------     -------
Cash and cash equivalents - end of the period        $  264,298   $ 214,498
                                                      =========     =======
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   FROM (USED IN) OPERATING ACTIVITIES
Net income (loss)                                    $    2,941   $  (1,308)
Depreciation and amortization expense                   111,571      96,422
Translation gain                                         (6,922)    (10,231)
Other adjustments to income                              20,804       1,927
(Increase) decrease in accounts receivable               35,672     (18,698)
Decrease in notes receivable and sales-type leases      163,978      34,963
(Increase) decrease in inventories                        1,799     (59,697)
Increase in equipment held for sale or lease, net       (29,261)    (44,255)
Increase in spare parts, net                             (7,665)    (16,509)
(Increase) decrease in net deferred income tax asset     (1,518)        771
Decrease in accounts payable and accrued liabilities     (2,672)       (174)
Increase in income taxes payable                          3,435       5,885
                                                      ---------    --------
   Net cash from (used in) operating activities      $  292,162   $ (10,904)
                                                      =========    ========


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


PAGE

                                                                   Form 10-Q
                                                                      Page 6

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)
                           (In Thousands of Dollars)


                                                                                                                        Notes
                                                               Capital in                                             Receivable
                                      Preferred    Common      Excess of    Accumulated   Treasury     Unearned         From
                                        Stock       Stock      Par Value      Deficit       Stock    Compensation    Stockholders
                                    ---------------------------------------------------------------------------------------------
Balances, December 30, 1994,
   as previously reported                 $35      $4,456      $1,449,240    $(372,261)    $(773)       $(6,150)

Pooling of interests with
   Network Systems Corp. (Note 2)                     796         113,328       80,905                                 $(4,291)

                                           --       -----       ---------     --------      ----         ------         ------
Balances, December 30, 1994,
   as restated                             35       5,252       1,562,568     (291,356)     (773)        (6,150)        (4,291)

Shares issued under stock purchase
   plan and for exercises of options
   (394,266 shares)                                    39           7,568

Cash dividends paid on preferred
   stock ($1.75 per share)                                                      (6,038)

Restricted stock amortization                                                                               371

Net income                                                                       2,941

Other                                                  (2)          1,078                     (1)           417             90
                                           --       -----       ---------     --------      ----         ------         ------
Balances, June 30, 1995                   $35      $5,289      $1,571,214    $(294,453)    $(774)       $(5,362)       $(4,201)
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

NOTE 2 - NETWORK SYSTEMS MERGER
- -------------------------------

On March 7, 1995, the Company issued approximately 8,000,000 shares of StorageTek common stock in exchange for all of the outstanding common stock of Network Systems Corporation (Network Systems). The Company also reserved approximately 500,000 shares for issuance in connection with Network Systems' outstanding employee stock purchase and option plans. The transaction, which was accounted for as a pooling of interests, involved a merger between a wholly owned subsidiary of StorageTek and Network Systems. StorageTek's consolidated financial statements were restated for all periods prior to the merger to include the operations of Network Systems, adjusted to conform with StorageTek's accounting policies and presentation. In connection with the merger, the Company assumed Network Systems' notes receivable from shareholders ($4,291,000 as of March 7, 1995). These notes relate to loans made by Network Systems to its officers prior to the merger to fund the exercise price of employee stock options pursuant to a restricted stock purchase program and are secured by the shares purchased and any other collateral required to maintain 100% collateralization at the time of each loan.

PAGE

                                                                   Form 10-Q
                                                                      Page 8

Network Systems designs, manufactures, markets and services computer networking products worldwide. Separate pre-merger revenue and net income of StorageTek and Network Systems, assuming the merger was consummated on March 31, 1995, were as follows (in thousands of dollars):

                                        Six Months Ended
                                    ------------------------
                                    06/30/95        07/01/94
                                    ------------------------
   Revenue:
      Pre-merger
        StorageTek                  $400,013        $696,539
        Network Systems               46,424         118,402
        Merger adjustments             3,749           4,351
                                     -------         -------
                                     450,186         819,292
      Post-merger                    480,702
                                     -------         -------
                                    $930,888        $819,292
                                     =======         =======

   Net income (loss):
      Pre-merger
        StorageTek                  $  3,208        $ (5,225)
        Network Systems              (15,686)          2,599
        Merger adjustments             3,564           1,318
                                     -------         -------
                                      (8,914)         (1,308)
      Post-merger                     11,855
                                     -------         -------
                                    $  2,941        $ (1,308)
                                     =======         =======

Pre-merger net income for the six months ended June 30, 1995, includes merger expenses of $4,143,000 and $10,209,000 recognized by StorageTek and Network Systems, respectively. These expenses, which aggregate $14,352,000, consist principally of change in control payments, financial advisor fees, legal fees, and accounting fees.

The merger adjustments relate to revenue recognition and income tax effects. Adjustments were made to revenue and the associated costs and expenses to reflect revenue recognition for certain Network Systems' product sales to end-user customers at the time of customer acceptance, consistent with StorageTek's policy, rather than at the time of shipment. Adjustments were made to the combined tax position of StorageTek and Network Systems as if the merger had occurred as of the beginning of the earliest period presented.

PAGE

                                                                   Form 10-Q
                                                                      Page 9

NOTE 3 - INVENTORIES
- --------------------

Inventories consist of the following (in thousands of dollars):

                                    06/30/95        12/30/94
                                    ------------------------

     Raw Materials                  $ 77,960        $ 51,938
     Work-In-Process                  97,317         105,605
     Finished Goods                   87,883         104,162
                                     -------         -------
                                    $263,160        $261,705
                                     =======         =======

NOTE 4 - LITIGATION
- -------------------

In the second quarter of 1992, seven purported class actions were filed in the U.S. District Court for the District of Colorado against the Company and certain of its officers and directors. These actions were subsequently consolidated into a single action, and a consolidated amended complaint was filed on July 7, 1992, seeking an unspecified amount of damages. The complaint alleged that the defendants failed to properly disclose the status of development of a new product and the Company's business prospects. The complaint further alleged that the individual defendants sold shares of the Company's common stock based on material inside information, in violation of federal securities and common law. The court has certified a class consisting (with certain exceptions) of those who purchased StorageTek's common stock and related securities from December 23, 1991, to August 7, 1992. A shareholder derivative action was also filed in the second quarter of 1992 based on substantially similar factual allegations and has been consolidated with the class action. On July 27, 1995, the Company and the plaintiffs in the shareholder class action and derivative litigation announced an agreement to settle the litigation. The settlement agreement, which is subject to approval by the U.S. District Court for the District of Colorado, provides that the Company will pay $30,680,000 for its portion of the settlement. The Company's insurance policies will also pay $24,320,000 as part of the total settlement of $55,000,000. As a result of the settlement, a one-time charge of $30,680,000 will be recognized during the third quarter of 1995.

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

In February 1994, the Company and its subsidiary, StorageTek Distributed Systems Division, Inc. (StorageTek DSD) (formerly known as "XL/Datacomp, Inc."), filed suit in Boulder County, Colorado, District Court against Array Technology Corporation (Array) and Tandem Computers Incorporated (Tandem).
The suit asked that the court order Array and Tandem to either support certain disk drives purchased from them or provide the Company with technical data necessary for StorageTek to provide such customer

PAGE

                                                                   Form 10-Q
                                                                     Page 10

support. In March 1994, Array and Tandem filed their answer and also filed counterclaims against the Company alleging breach of contract and claiming damages. In June 1994, the court ordered Array and Tandem to continue to provide support for these products and to maintain, in an independent escrow account, the materials necessary to enable the Company and StorageTek DSD to support the products in the event Array and Tandem failed to provide such services. In May 1995, the Company filed an amended complaint seeking damages. No trial date has been set and the case is in the discovery phase.

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleges that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties. The suit seeks injunctive relief and damages in the amount of $2,400,000,000. The Company has filed a motion to dismiss the complaint, as well as an alternative motion to bifurcate certain of the claims. In July 1994, the court partially granted the Company's motion to dismiss, dismissing claims based on facts or conduct occurring before the 1990 settlement of the previous litigation. In June 1995, the court dismissed the majority of Stuff's remaining claims. The court has permitted limited discovery on Stuff's remaining claims that the Company is improperly using Stuff's technology to design optical disk products or optical media. No trial date has been established.

In September 1994, EMC Corporation filed suit in U.S. District Court in Wilmington, Delaware, alleging infringement of a patent pertaining to disk storage technology. The complaint seeks an injunction, treble damages in an unspecified amount and an award of attorney fees and costs. The Company has filed an answer. The Company also has filed a counterclaim for infringement of one of its patents. The case is now in the discovery phase.

On June 29, 1995, Odetics, Inc. filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company and two of its customers alleging infringement of a patent pertaining to the tape cartridge interchange feature of certain of the Company's products. The complaint seeks an injunction, treble damages in an unspecified amount and an award of attorney fees and costs. The Company has filed an answer and counterclaim alleging, among other things, infringement of three of its patents.

In addition, the Company is involved in various other less significant legal proceedings. The Company believes it has adequate legal defenses with respect to each of the suits cited above and intends to vigorously defend against these actions. There can be no guarantee, however, that these cases will result in outcomes favorable to the Company. In the event of an adverse outcome, the Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position, but could have a material effect on the Company's reported results of operations in a particular quarter.

PAGE

                                                                   Form 10-Q
                                                                     Page 11

NOTE 5 - INCOME TAXES
- ---------------------

In May 1995, the Company entered into a settlement agreement with the Internal Revenue Service with respect to proposed adjustments of approximately $400,000,000 to the Company's federal income tax returns for the years 1985 through 1990. As a result of the settlement, substantially all of the proposed adjustments have been resolved and the Company's U.S. net operating loss carryforwards will be reduced to approximately $220,000,000 from approximately $400,000,000. The settlement did not have a material effect on the Company's financial position or results of operations.

NOTE 6 - MIDRANGE LEASE ASSET SALE AND INTEGRATION
- --------------------------------------------------

On June 30, 1995, the Company completed the sale of substantially all of its midrange lease assets to AT&T Systems Leasing Corporation. During the quarter, the Company also announced plans to fully integrate StorageTek Distributed Systems Division, Inc., the Company's wholly owned midrange subsidiary, into StorageTek's operations. The sale of the midrange lease assets generated cash of approximately $180 million with the majority of the cash utilized for repayments of borrowings associated with the assets. The gain associated with the lease asset sale was largely offset by transaction and integration costs incurred during the second quarter and has been included with marketing, general, administrative and other income and expense on the Consolidated Statement of Operations.


PAGE

                                                                   Form 10-Q
                                                                     Page 12


                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 JUNE 30, 1995

GENERAL
- -------

Storage Technology Corporation (StorageTek or the Company) reported net income for the second quarter ended June 30, 1995, of $11.9 million on revenue of $480.7 million, compared to net income for the second quarter ended July 1, 1994, of $15.7 million on revenue of $421.1 million. Net income of $2.9 million was reported for the six months of 1995 on revenue of $930.9 million, compared to a net loss of $1.3 million for the six months of 1994 on revenue of $819.3 million.

As more fully discussed in Note 2 to the consolidated financial statements, the Company, through a wholly owned subsidiary, completed a merger with Network Systems Corporation (Network Systems) on March 7, 1995. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements were restated for all periods prior to the merger to include the operations of Network Systems, adjusted to conform with StorageTek's accounting policies and presentation. Merger expenses of $14.4 million were recognized in the first quarter of 1995 in connection with the merger.

Revenue increased 14% in both the second quarter and six months of 1995 compared to the same periods in 1994. These increases were primarily as a result of incremental sales revenue from the TimberLine 9490 (TimberLine), a 36-track tape cartridge subsystem, and the Iceberg 9200 Virtual Storage Facility (Iceberg). While Iceberg provided incremental revenue and operating profit contribution during the second quarter, the rate of growth slowed. The Company believes this slowing is largely attributable to delayed purchase decisions by customers in anticipation of Enterprise Systems Connection (ESCON) support and other enhanced features for Iceberg, which became available in July 1995. Revenue and operating profit contributions from Iceberg during the second quarter of 1995, compared to the second quarter of 1994, were also reduced by continued price competition in the direct access storage device (DASD) marketplace. As anticipated, revenue from the 4480 18-track tape cartridge subsystem, Silverton 4490 36-track tape cartridge subsystem, and midrange subsystems decreased during the second quarter of 1995 compared to the second quarter of 1994. Revenue from the Company's networking products also decreased slightly during the second quarter, compared to the same period in 1994, as the Company transitions to a new line of recently introduced products. Operating results for the six months of 1995 were also affected by merger expenses of $14.4 million and the discontinuance of austerity measures, including salary reductions, which were in place during the first half of 1994.

The continuing success of Iceberg and TimberLine is key to achieving improvements in revenue and operating results for the remainder of 1995. The Company's ability to gain further market acceptance of Iceberg is significantly dependent upon the success of

PAGE

                                                                   Form 10-Q
                                                                     Page 13

several recently introduced functions and features. Market acceptance of recently introduced networking products, including the Enterprise Routing Switch (ERS), is also key to the Company's future results. Other factors that may affect future results include the extent of future DASD price declines, the introduction of new products by competitors, technological advances within the computer industry, and changes in the worldwide economy, among others.
See "OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS," below. The Company plans to continue the implementation of cost-control measures in order to attain targeted expense ratios. These cost-control measures may include further redeployments or reductions in workforce.

As further discussed in Note 4 to the consolidated financial statements, the Company's operating results for the third quarter of 1995 will include a one-time charge of $30.7 million associated with the settlement of shareholder litigation.

The Company's cash balances increased $36.2 million during the six months of 1995 as cash generated by the Company's operating activities was partially offset by net repayments of debt and investments in property, plant and equipment.

The following table, stated as a percentage of total revenue, presents consolidated statement of operations information and revenue by product line which includes product sales, service and rental, and software revenue.

                                   Quarter Ended        Six Months Ended
                                 ------------------    ------------------
                                 06/30/95  07/01/94    06/30/95  07/01/94
                                 ------------------    ------------------
Revenue:
   Serial Access Subsystems         61.2%     59.9%       58.9%     56.2%
   Random Access Subsystems         16.4       9.9        18.7       7.6
   Networking Products              11.2      14.4        11.3      15.1
   Midrange Subsystems and Other    11.2      15.8        11.1      21.1
                                   -----     -----       -----     -----
      Total revenue                100.0     100.0       100.0     100.0
Cost of revenue                     63.9      61.6        63.9      64.1
                                   -----     -----       -----     -----
      Gross profit                  36.1      38.4        36.1      35.9
Research and product
  development costs                  9.4      11.0        10.0      11.5
Marketing, general, administrative
  and other income and expense, net 23.8      22.9        24.0      24.6
Merger expenses                                            1.6
                                   -----     -----       -----     -----
      Operating profit (loss)        2.9       4.5         0.5      (0.2)
Interest (income) expense, net      (0.5)     (0.3)       (0.4)     (0.6)
                                   -----     -----       -----     -----
      Income before income taxes     3.4       4.8         0.9       0.4
Provision for income taxes           0.9       1.1         0.6       0.6
                                   -----     -----       -----     -----
      Net income (loss)              2.5%      3.7%        0.3%     (0.2)%
                                   =====     =====       =====     =====


REVENUE
- -------

Revenue increased 14% in both the second quarter and six months of 1995 compared to the same periods of 1994, principally as a result of increases in product sales of 19% and 20% for the second quarter and six months of 1995, respectively. Service and

PAGE

                                                                   Form 10-Q
                                                                     Page 14

rental revenue also increased 5% and 3% in the second quarter and six months of 1995, respectively, compared to the same periods of 1994.


SERIAL ACCESS SUBSYSTEMS

Revenue from serial access subsystem products increased 17% and 19% in the second quarter and six months of 1995, respectively, compared to the same periods of 1994, primarily due to incremental sales of the TimberLine 36-track tape cartridge subsystem, which became available in the fourth quarter of 1994. As anticipated, sales of the 4480 18-track and Silverton 4490 36-track tape cartridge subsystems, which represent earlier generation tape subsystems, declined during the quarter. Revenue from the PowderHorn 9310, an automated cartridge system (ACS) library, increased during the second quarter and six months of 1995, while revenue from the first generation 4400 ACS library was largely unchanged for those periods.

Incremental sales during 1995 associated with TimberLine and the new RedWood SD-3 (RedWood), a helical tape cartridge subsystem, which became available in the first quarter of 1995, are expected to offset anticipated declines in revenue from earlier generation tape and library products. Revenue contribution from RedWood during 1995 is significantly dependent upon the Company's ability to develop and introduce Small Computer System Interface
(SCSI) support for RedWood on a timely basis. The serial access product family generates more revenue than any other product line of the Company and is expected to continue to be a major element of the Company's plans for 1995.

RANDOM ACCESS SUBSYSTEMS

Revenue from random access subsystem products increased 90% and 178% in the second quarter and six months of 1995, respectively, compared to the same periods of 1994, due to incremental sales of Iceberg, which became generally available during the second quarter of 1994. While Iceberg sales revenue increased during the second quarter, the rate of revenue growth slowed as a result of continued price competition in the DASD marketplace. The Company believes sales during the second quarter of 1995 were impacted by delays in customer purchase decisions in anticipation of the availability of new Iceberg feature enhancements, including the addition of ESCON support, a high-speed fiber optic data transmission method. The Company announced availability of ESCON connectivity for Iceberg in July 1995, as well as the availability of features which allow advanced data compression and greater utilization of the disk drives within Iceberg.

Sales of Iceberg during the remainder of 1995 are significantly dependent upon continued market acceptance of Iceberg as a result of the recently announced feature enhancements. The Company is committing substantial resources to develop other new DASD products. While the Company believes the introduction schedules for these products are achievable; there can be no assurances that they will be met, or that they will gain market acceptance.

PAGE

                                                                   Form 10-Q
                                                                     Page 15

NETWORKING PRODUCTS

Revenue from networking products decreased 11% and 15% in the second quarter and six months of 1995, respectively, compared to the same periods of 1994. These decreases reflect declining product sales of the Company's older products as it transitions to a new line of recently introduced networking products.

Network Systems and Northern Telecom Limited (NORTEL) are jointly developing the Enterprise Routing Switch (ERS), a product which is designed to combine local-area network and wide-area network routing and switching technology. The Company recognized initial revenue from ERS during the second quarter of 1995. ERS currently supports Ethernet, FDDI, and Frame Relay. Asynchronous Transfer Mode (ATM) support for ERS is currently in the planning stage.

The Company announced in July 1995 that it had accelerated plans to integrate Network Systems at all levels within the Company's operations; including field sales, support and maintenance, administration, finance and other functional areas. The integration is expected to benefit the Company through combined marketing and sales processes, as well as through anticipated cost savings on an on-going basis. The Company expects to incur costs of approximately $2 million during the third quarter of 1995 associated with the integration of Network Systems.

Revenue and operating results from the Company's networking products during the remainder of 1995 are significantly dependent upon market acceptance of ERS and other new networking products and the successful implementation of its integration plans for Network Systems. The timely introduction of ATM support for ERS is significantly dependent upon the success of the Company's joint development program with NORTEL. There can be no assurances that these products will be introduced on a timely basis or that they will gain acceptance in this rapidly evolving marketplace.

MIDRANGE SUBSYSTEMS AND OTHER

Revenue from midrange subsystems and other products decreased 19% and 40% in the second quarter and six months of 1995, respectively, compared to the same periods of 1994. On June 30, 1995, the Company completed the sale of substantially all of its midrange lease assets to AT&T Systems Leasing Corporation. During the quarter, the Company also announced plans to fully integrate StorageTek Distributed Systems Division, Inc., the Company's wholly owned midrange subsidiary, into StorageTek's operations. The gain on the lease asset sale was largely offset by transaction and integration costs incurred during the second quarter. The Company will continue to support its existing midrange and open-systems customer base and sell its storage solutions in these marketplaces. However, revenue from the midrange product line is expected to be reduced in future periods.

PAGE

                                                                   Form 10-Q
                                                                     Page 16

GROSS PROFIT
- ------------

Overall gross profit decreased to 36% for the second quarter of 1995, compared to 38% for the second quarter of 1994, due to a decrease in both product sales margins and service and rental margins. Overall gross profit of 36% for the six months of 1995 was unchanged, compared to the six months of 1994, as increased sales margins were offset by decreased service and rental margins.

Gross profit on product sales decreased to 36% in the second quarter of 1995, compared to 39% in the second quarter of 1994. This decrease was primarily due to reduced Iceberg margins as a result of the continuation of price declines in the DASD marketplace, as well as decreased margin contribution from the networking product line during the quarter.

Gross profit on product sales increased to 37% for the six months of 1995, compared to 35% for the six months of 1994, primarily as a result of a favorable mix of products sold during the first quarter of 1995. The product sales mix in the first quarter of 1995 included greater revenue and margin contribution from Iceberg and TimberLine and reduced revenue contribution from midrange products, which generally have low margins.

Product sales margins in the second quarter and six months of 1995 were also affected by increased operating expenses associated with the discontinuance of salary reductions and other austerity measures which were in place during the comparative periods of 1994.

Gross profit on service and rental revenue decreased to 36% and 35% for the second quarter and six months of 1995, respectively, compared to 37% for the same periods of 1994, primarily due to the discontinuance of austerity measures, longer product warranty periods, and increased costs associated with the installation of new products.

The Company's ability to sustain product sales margins during the remainder of 1995 is significantly dependent upon market acceptance of recently introduced Iceberg feature enhancements and networking products. Product sales margins may also be adversely affected by inventory writedowns as a result of more rapid than anticipated technological changes and continuing price erosion in the DASD marketplace. Service margins are expected to continue to be affected during 1995 by longer warranty periods and increased costs associated with the installation of new products.

RESEARCH AND PRODUCT DEVELOPMENT
- --------------------------------

Research and product development expenditures remained largely unchanged in the second quarter and six months of 1995 compared to the same periods of 1994, but declined as a percentage of revenue from 11.0% and 11.5% for the second quarter and six months of 1994, respectively, to 9.4% and 10.0% for the second quarter and six months of 1995. While the Company continues to invest in the development of new products and enhancements to existing products, the decline in expenditures as a

PAGE

                                                                   Form 10-Q
                                                                     Page 17

percentage of revenue reflects the completion of several major product development programs during 1994.

MARKETING, GENERAL, ADMINISTRATIVE AND OTHER
- --------------------------------------------

Marketing, general, administrative and other income and expense (MG&A) increased 19% and 11% in the second quarter and six months of 1995 compared to the same periods of 1994, primarily due to an increase in operating expenses resulting from higher sales volumes. MG&A for the second quarter and six months of 1994 also benefited from cost savings associated with austerity measures which were discontinued at the end of the second quarter of 1994 and a $5.7 million gain associated with the sale of an investment in the second quarter of 1994. As further discussed in Note 6 to the Consolidated Financial Statements, the midrange lease asset sale and integration was included within MG&A during the second quarter of 1995, but had no material effect on the Company's financial results.

Gains and losses associated with foreign currency transactions and translation adjustments were largely offset by the associated foreign currency hedging results from the second quarter and six months of 1995 and 1994. See "INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES," below, for further discussion of the foreign exchange risks associated with the Company's international operations and the related foreign currency hedging activities.

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

INTEREST INCOME AND EXPENSE
- ---------------------------

Interest income decreased 4% in both the second quarter and six months of 1995 compared to the same periods of 1994, primarily due to a reduction in the Company's net investment in sales-type lease balances.

Interest expense decreased 15% in the second quarter of 1995 compared to the second quarter of 1994, primarily as a result of reduced levels of non-recourse borrowings during the second quarter of 1995. Interest expense was largely unchanged for the six months of 1995, compared to the same period of 1994.

As a result of the midrange lease asset sale on June 30, 1995, and the repayment of associated lease borrowings, it is anticipated that future levels of both interest income

PAGE

                                                                   Form 10-Q
                                                                     Page 18

and expense will be reduced. These decreases are expected to be largely offsetting and, accordingly, are not expected to affect the Company's profitability.

INCOME TAXES
- ------------

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company's earnings history, the Company's near-term earnings expectations and possible reductions in the Company's net operating loss carryforwards as a result of proposed adjustments by the Internal Revenue Service to the Company's previously filed federal income tax returns. Based on the currently available information, management has determined that the Company will more likely than not realize $55.3 million of deferred income tax assets as of June 30, 1995. See Note 5 to the consolidated financial statements for a discussion of the settlement agreements with the Internal Revenue Service with respect to proposed adjustments to the Company's federal income tax returns for the years 1985 through 1990.

The Company's provision for income taxes relates primarily to taxable earnings associated with its international operations in certain foreign countries. The Company's effective tax rate can be subject to significant fluctuations due to dynamics associated with the mix of its U.S. and international taxable earnings.

RESTRUCTURINGS
- --------------

StorageTek and Network Systems recorded restructuring, acquisition, and acquired research and development costs which aggregated $8.0 million and $90.4 million during 1994 and 1993, respectively. No additional charges or material changes in estimates to prior provisions were recorded during the six months 1995. The remaining restructuring accrual of $6.5 million as of December 31, 1994, was reduced by cash payments of $2.8 million during the six months of 1995, leaving a remaining restructuring accrual of $3.7 million as of June 30, 1995. The remaining accrual consists primarily of anticipated future lease payments.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

WORKING CAPITAL

The Company's cash balances increased $36.2 million from December 30, 1994, to June 30, 1995. The increase in cash during the six months of 1995 primarily resulted from cash generated from operations; offset by net repayments of debt of $186.7 million, and investments in property, plant and equipment of $44.5 million. Net cash provided by operations was $292.2 million for the six months of 1995 compared to net cash used in operations of $10.9 million for the six months of 1994. Net cash provided

PAGE

                                                                   Form 10-Q
                                                                     Page 19

by operations for the six months of 1995 includes cash generated from the sale of midrange lease assets of approximately $180 million and collections of income tax refunds and associated interest by Network Systems from the Internal Revenue Service of $18.9 million. Net cash used in operations for the six months of 1994 includes collection of income tax refunds and associated interest of $23.9 million. The net repayments of debt for the six months of 1995 of $186.7 million was primarily due to the repayment of borrowings associated with the sale of midrange lease assets.

The current ratio increased from 2.0 as of December 30, 1994, to 2.2 as of June 30, 1995. Accounts receivable decreased from $353.5 million as of December 30, 1994, to $325.6 million as of June 30, 1995, due primarily to lower revenue in the second quarter of 1995 compared to the fourth quarter of 1994. Inventories as of June 30, 1995, of $263.2 million were largely unchanged from the balance held as of December 30, 1994, of $261.7 million.

AVAILABLE FINANCING LINES

The Company has a $200 million secured multicurrency credit agreement with a group of U.S. and international banks (the Revolver) which expires in March 1996. The interest rates available under the Revolver depend on the type of advance selected; however, the primary advance rate is the agent bank's prime lending rate (9.0% as of June 30, 1995). The total amount available under the Revolver is limited to a monthly borrowing base determined as a percentage of the Company's eligible accounts receivable, lease assets (primarily net investments in sales-type leases not previously utilized for other secured borrowings), and equipment awaiting revenue recognition. To obtain funds under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. As of June 30, 1995, the Company had no outstanding advances under the Revolver and had approximately $171 million of available credit under the Revolver.

In addition to the Revolver, the Company had lease assets in excess of $75 million available for financing as of June 30, 1995. If required, the Company can utilize existing lease discounting lines and believes it can develop additional lease discounting lines to finance these lease assets.

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

PAGE

                                                                   Form 10-Q
                                                                     Page 20

LONG-TERM DEBT-TO-EQUITY

The Company's long-term debt-to-equity ratio decreased from 28% as of December 30, 1994, to 21% as of June 30, 1995. These debt-to-equity ratios include $112.1 million and $30.3 million, respectively, of long-term nonrecourse borrowings secured by customer lease commitments included within total assets (primarily net investment in sales-type leases). The significant decrease in the long-term debt-to-equity ratio during the six months of 1995 reflects the repayment of non-recourse borrowings associated with the Company's sale of midrange lease assets in the second quarter of 1995. Excluding long-term nonrecourse borrowings, the Company's long-term debt-to-equity ratio decreased from 19% as of December 30, 1994, to 18% as of June 30, 1995.

REPAYMENT OBLIGATIONS AND CONVERSION FEATURES

Pursuant to the indenture related to the Company's 8% Convertible Subordinated Debentures due 2015 (Convertible Debentures), the Company is required to make semiannual interest payments on the $145.6 million principal amount of Convertible Debentures outstanding. The Convertible Debentures are convertible at the option of the holder into common stock at a price of $35.25 per share. The Convertible Debentures are currently redeemable at the option of the Company at a premium of 4.0%, and are redeemable at decreasing premiums through May 30, 2000. Convertible Debentures in the principal amount of $8 million per annum, plus accrued interest, must be redeemed beginning May 31, 2000, through a sinking fund which provides for the retirement of 75% of the Convertible Debentures prior to their maturity on May 31, 2015. Convertible Debentures purchased by the Company in the open market and Convertible Debentures converted to common stock may be applied to the sinking fund requirements. As of June 30, 1995, the Company held Convertible Debentures in the principal amount of $14.3 million available for sinking fund payments.

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

PAGE

                                                                   Form 10-Q
                                                                     Page 21

The Preferred Stock is convertible at any time at the option of the holder, unless previously redeemed, into shares of StorageTek common stock at an initial conversion rate of 2.128 shares of common stock for each share of Preferred Stock (equivalent to a conversion price of $23.50 per share of common stock). The Preferred Stock is redeemable for cash at any time on and after March 15, 1996, in whole or in part, at the option of the Company, initially at a redemption price of $52.45 per share, and thereafter at prices decreasing ratably annually to $50.00 per share on and after March 15, 2003, plus accrued and unpaid dividends. The Preferred Stock is also exchangeable, in whole but not in part, at the option of the Company on any dividend payment date, for 7% Convertible Subordinated Debentures due 2008 at the rate of $50.00 principal amount of debentures for each share of Preferred Stock. The debentures, if issued, would contain conversion and optional redemption provisions substantially identical to those of the Preferred Stock, and would be subject to a mandatory sinking fund.

INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES
- -----------------------------------------------

During 1994, approximately 39% of the Company's revenue was generated by its international operations. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe, principally Germany, France, the United Kingdom and Italy; Scandinavia; Japan; Canada and Australia. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operations and financial results can be materially affected by changes in foreign currency exchange rates.

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

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS
- --------------------------------------------

NEW PRODUCTS AND TECHNOLOGICAL CHANGE

The Company believes that the successful and timely development and shipment of its new products will play a key role in determining its results of operations and competitive

PAGE

                                                                   Form 10-Q
                                                                     Page 22

strength in the future. During the past several years, the Company has introduced many new products and product enhancements, and has plans to introduce new key products and enhancements to existing products during 1995. These products include networking products being developed by the Company's newly acquired subsidiary, Network Systems. There can be no assurance that the Company will successfully develop, manufacture or market these products. Delays in the availability of new products and enhancements to existing products could adversely affect the Company's financial results.

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

DEPENDENCE ON IBM SYSTEMS; COMPETITION; PRICING PRESSURES

The Company competes with several large, multinational companies having substantially greater resources than the Company's, principally IBM and Hitachi Ltd., as well as other companies, including EMC Corporation. Industry estimates show the industry's 1995 high-end DASD manufacturing capacity and total projected output are greater than anticipated demand. This over-capacity has placed continued downward pressure on pricing. Because of the significance of the IBM mainframe and midrange operating environments, many of the Company's products are designed to be compatible with certain IBM operating systems and many of its products function like IBM equipment. As a result, the Company's business in the past has been and in the future may be adversely affected by a number of factors outside the control of the Company, including, among others, modifications in the design or configuration of IBM computer systems; the inability to access required interface information; the announcement and introduction of new products by competitors; changes in customer requirements; and price competition for comparable systems, equipment or services.

Future sales levels are also dependent upon the Company's ability to successfully address the migration to networked computing with networking products being developed by Network Systems. Significant competitors in this marketplace include Bay Networks, Inc., Cabletron Systems, Inc., Cisco Systems, Inc. and Computer Network Technology Corporation. The timely development of networking products and successful

PAGE

                                                                   Form 10-Q
                                                                     Page 23

implementation of integration plans for Network Systems are key to the Company's ability to compete in the networking marketplace.

The Company's ability to sustain or increase sales levels depends to a significant extent upon continued demand for existing products, and acceptance of new products and enhancements to existing products planned for introduction in the future. There can be no assurance that the Company's current product offerings, products and enhancements in development, or products in the early stages of market introduction will achieve or sustain market acceptance, or that they will be able to successfully compete against other companies' products. Also, the Company's service business may be adversely affected in the future by aggressive pricing and litigation strategies utilized by competitors in an effort to gain market share, as well as the current trend toward granting extended warranties.

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

PAGE

                                                                   Form 10-Q
                                                                     Page 24

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

PAGE

                                                                   Form 10-Q
                                                                     Page 25

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


PAGE

                                                                   Form 10-Q
                                                                     Page 26

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
- --------------------------

See Part I, Item 3 of the Form 10-K for the year ended December 30, 1994.

In the second quarter of 1992, seven purported class actions were filed in the U.S. District Court for the District of Colorado against the Company and certain of its officers and directors. These actions were subsequently consolidated into a single action, and a consolidated amended complaint was filed on July 7, 1992, seeking an unspecified amount of damages. The complaint alleged that the defendants failed to properly disclose the status of development of a new product and the Company's business prospects. The complaint further alleged that the individual defendants sold shares of the Company's common stock based on material inside information, in violation of federal securities and common law. The court has certified a class consisting (with certain exceptions) of those who purchased StorageTek's common stock and related securities from December 23, 1991, to August 7, 1992. A shareholder derivative action was also filed in the second quarter of 1992 based on substantially similar factual allegations and has been consolidated with the class action. On July 27, 1995, the Company and the plaintiffs in the shareholder class action and derivative litigation announced an agreement to settle the litigation. The settlement agreement, which is subject to approval by the U.S. District Court for the District of Colorado, provides that the Company will pay $30,680,000 for its portion of the settlement. The Company's insurance policies will also pay $24,320,000 as part of the total settlement of $55,000,000. As a result of the settlement, a one-time charge of $30,680,000 will be recognized during the third quarter of 1995.

In February 1994, the Company and its subsidiary, StorageTek Distributed Systems Division, Inc. (StorageTek DSD) (formerly known as "XL/Datacomp, Inc."), filed suit in Boulder County, Colorado, District Court against Array Technology Corporation (Array) and Tandem Computers Incorporated (Tandem).
The suit asked that the court order Array and Tandem to either support certain disk drives purchased from them or provide the Company with technical data necessary for StorageTek to provide such customer support. In March 1994, Array and Tandem filed their answer and also filed counterclaims against the Company alleging breach of contract and claiming damages. In June 1994, the court ordered Array and Tandem to continue to provide support for these products and to maintain, in an independent escrow account, the materials necessary to enable the Company and StorageTek DSD to support the products in the event Array and Tandem failed to provide such services. In May 1995, the Company filed an amended complaint seeking damages. No trial date has been set and the case is in the discovery phase.

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleges that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties. The suit seeks

PAGE

                                                                   Form 10-Q
                                                                     Page 27

injunctive relief and damages in the amount of $2,400,000,000. The Company has filed a motion to dismiss the complaint, as well as an alternative motion to bifurcate certain of the claims. In July 1994, the court partially granted the Company's motion to dismiss, dismissing claims based on facts or conduct occurring before the 1990 settlement of the previous litigation. In June 1995, the court dismissed the majority of Stuff's remaining claims. The court has permitted limited discovery on Stuff's remaining claims that the Company is improperly using Stuff's technology to design optical disk products or optical media. No trial date has been established.

In September 1994, EMC Corporation filed suit in U.S. District Court in Wilmington, Delaware, alleging infringement of a patent pertaining to disk storage technology. The complaint seeks an injunction, treble damages in an unspecified amount and an award of attorney fees and costs. The Company has filed an answer. The Company also has filed a counterclaim for infringement of one of its patents. The case is now in the discovery phase.

On June 29, 1995, Odetics, Inc. filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company and two of its customers alleging infringement of a patent pertaining to the tape cartridge interchange feature of certain of the Company's products. The complaint seeks an injunction, treble damages in an unspecified amount and an award of attorney fees and costs. The Company has filed an answer and counterclaim alleging, among other things, infringement of three of its patents.

Information concerning certain of these legal proceedings is also contained in
Note 4 to the consolidated financial statements identified in Part I of this Form 10-Q.

In addition, the Company is involved in various other less significant legal proceedings. The Company believes it has adequate legal defenses with respect to each of the suits cited above and intends to vigorously defend against these actions. There can be no guarantee, however, that these cases will result in outcomes favorable to the Company. In the event of an adverse outcome, the Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position, but could have a material effect on the Company's reported results of operations in a particular quarter.

PAGE

                                                                   Form 10-Q
                                                                     Page 28

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- ------------------------------------------------------------

The annual meeting of stockholders of the Company was held on May 24, 1995. A quorum of stockholders was represented at the meeting in person or by proxy.

There was no solicitation in opposition to management's nominees as listed in the proxy statement and all managerial nominees were elected. The directors elected at the annual meeting were:

                                 For          Withheld
                             ----------      ---------
      Ryal R. Poppa          40,031,878      2,597,802
      Judith E.N. Albino     40,034,974      2,594,706
      William L. Armstrong   40,066,610      2,563,070
      Robert A. Burgin       40,054,361      2,575,319
      Paul Friedman          40,053,826      2,575,854
      William R. Hoover      40,056,764      2,572,916
      Stephen J. Keane       40,061,985      2,567,695
      Robert E. LaBlanc      40,061,948      2,567,732
      Robert E. Lee          40,060,570      2,569,110
      Harrison Shull         40,053,561      2,576,119
      Richard C. Steadman    40,061,671      2,568,009
      Thomas A. Vanderslice  40,056,525      2,573,155 *
      Robert C. Wilson       39,846,427      2,783,253

At the annual meeting, the stockholders ratified the adoption of the 1995 Equity Participation Plan and the reservation of 2,200,000 shares of Common Stock for issuance to employees thereunder, by a vote of 36,601,955 in favor to 5,622,107 against, with 405,618 abstentions.

The stockholders also approved the ratification of the appointment of Price Waterhouse LLP as the Company's independent accountants for the current fiscal year, by a vote of 42,069,162 in favor to 376,433 against, with 184,085 abstentions.

Two proposals made by a stockholder were presented to the stockholders for a vote. The first, a proposal that the Company file with the Internal Revenue Service under Section 501(c)(3) to operate as a non-profit organization was defeated, by a vote of 27,136 in favor to 42,603,759 against, with no abstentions. The second proposal, that Ryal R. Poppa resign as Chief Executive Officer of the Company was defeated, by a vote of 27,679 in favor to 42,602,178 against, with no abstentions. There were no broker non-votes on any of the proposals.

- --------------------------------------
* On July 25, 1995, the Company announced the resignation of Thomas A. Vanderslice as a director. Mr. Vanderslice and the Company mutually agreed that potential business conflicts could arise due to Mr. Vanderslice's brother assuming a new position within the storage systems unit of IBM, a direct competitor of the Company.


PAGE

                                                                   Form 10-Q
                                                                     Page 29

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

     (a)  Exhibits

         *10.1    Storage Technology Corporation 1995 Equity Participation Plan

         *10.2 First Amendment and Waiver dated as of April 20, 1995, to the Amended and Restated Multicurrency Credit Agreement dated as of September 28, 1994

         *10.3 Second Amendment and Waiver dated as of June 27, 1995, to the Amended and Restated Multicurrency Credit Agreement dated as of September 28, 1994

         *10.4 Amendment to Employment Agreement between the Company and Ryal R. Poppa dated July 27, 1995

         *11.0    Computation of Earnings (Loss) Per Common Share

         *27.0    Financial Data Schedule

     (b)  Reports on Form 8-K

          During the second quarter of 1995, the Company filed two reports on Form 8-K. The first Form 8-K was filed on April 3, 1995, in connection with the retention of Price Waterhouse LLP as the independent accountants of all subsidiaries, including Network Systems, the newly-acquired subsidiary, and the resulting disengagement of Ernst & Young LLP. On April 7, 1995, and April 12, 1995, the Company filed amendments on Form 8-K/A to the April 3, 1995, Form 8-K to include correspondence from Ernst & Young LLP.
          The second Form 8-K was filed on May 17, 1995, in connection with a publicly disseminated news release concerning the Company's intent to sell substantially all of the lease assets of its subsidiary, StorageTek Distributed Systems Division, Inc. The Company did not file any other reports on Form 8-K during the quarter ended June 30, 1995.


- ---------------------

      *    Indicates Exhibits filed with this Quarterly Report on Form 10-Q.

PAGE

                                                                   Form 10-Q
                                                                     Page 30


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      STORAGE TECHNOLOGY CORPORATION
                               (Registrant)




August 11, 1995             /s/ DAVID E. LACEY
- ---------------       --------------------------------
    (Date)                    David E. Lacey
                      Interim Chief Financial Officer
                       and Corporate Vice President
                       (Principal Financial Officer)






August 11, 1995            /s/ MARK D. MCGREGOR
- ---------------        -----------------------------
    (Date)                   Mark D. McGregor
                       Treasurer, Interim Controller
                       and Corporate Vice President
                      (Principal Accounting Officer)

                                  EXHIBITS INDEX
                                  --------------

  EXHIBIT
   NUMBER   DESCRIPTION
  -------   -------------------------------------------------------------
    10.1    Storage Technology Corporation 1995 Equity Participation Plan

    10.2 First Amendment and Waiver dated as of April 20, 1995, to the Amended and Restated Multicurrency Credit Agreement dated as of September 28, 1994

    10.3 Second Amendment and Waiver dated as of June 27, 1995, to the Amended and Restated Multicurrency Credit Agreement dated as of September 28, 1994

    10.4 Amendment to Employment Agreement between the Company and Ryal R. Poppa dated July 27, 1995

    11.0    Computation of Earnings (Loss) Per Common Share

    27.0    Financial Data Schedule