Form 10-Q
period 1995-09-29
STORAGE TECHNOLOGY CORP
filed 1995-11-13
CIK 94673

Form 10-Q
============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period Ended September 29, 1995

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

Common stock ($.10 Par Value) - 53,156,316 shares outstanding at November 3,
1995.

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                             INDEX TO FORM 10-Q
                             SEPTEMBER 29, 1995

                                                             PAGE
                                                             ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

           Consolidated Balance Sheet                         3

           Consolidated Statement of Operations               4

           Consolidated Statement of Cash Flows               5

           Consolidated Statement of Changes in
             Stockholders' Equity                             6

           Notes to Consolidated Financial Statements         7

     Item 2 - Management's Discussion and Analysis
              of Financial Condition and Results
              of Operations                                  13

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                              28

     Item 6 - Exhibits and Reports on Form 8-K               30

                                                                     Form 10-Q
                                                                       Page 3

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)
                          (In Thousands of Dollars)

                                                          09/29/95    12/30/94
                                                         ---------   ---------
ASSETS
Current assets:
 Cash, including cash equivalents                       $  201,237  $  228,081
 Short-term investments                                                  5,477
 Accounts receivable, net                                  345,928     353,455
 Notes and installment receivables                           8,153       9,110
 Net investment in sales-type leases                        82,941     155,341
 Inventories (Note 3)                                      260,729     261,705
                                                         ---------   ---------
    Total current assets                                   898,988   1,013,169
Notes and installment receivables                           10,960      11,851
Net investment in sales-type leases                        141,973     231,377
Equipment held for sale or lease, at cost (net)            145,258     146,320
Spare parts for field service, at cost (net)                53,468      62,421
Property, plant and equipment, at cost (net)               385,765     380,511
Deferred income tax assets, net                             73,281      51,768
Other assets                                               219,849     247,041
                                                         ---------   ---------
                                                        $1,929,542  $2,144,458
                                                         =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
 Nonrecourse borrowings secured by lease commitments    $   21,012  $   79,407
 Current portion of other long-term debt                    65,511      28,396
 Accounts payable and accrued liabilities                  362,067     394,842
 Income taxes payable                                        1,857       9,459
                                                         ---------   ---------
    Total current liabilities                              450,447     512,104
8% Convertible subordinated debentures                     145,645     145,645
Nonrecourse borrowings secured by lease commitments         24,923     112,073
Other long-term debt                                        28,769      99,169
Deferred income tax liabilities                             17,562      10,182
                                                         ---------   ---------
     Total liabilities                                     667,346     879,173
                                                         ---------   ---------
Commitments and contingencies (Note 4)
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, 40,000,000 shares
 authorized; 3,450,000 shares of $3.50 Convertible
 Exchangeable Preferred Stock issued at September 29,
 1995 and December 30, 1994, $172,500,000 aggregate
 liquidation preference                                         35          35
Common stock, $.10 par value, 150,000,000 shares
 authorized; 52,901,768 shares issued at
 September 29, 1995, and 52,517,626 shares
 issued at December 30, 1994                                 5,290       5,252
Capital in excess of par value                           1,571,406   1,562,568
Accumulated deficit                                       (304,452)   (291,356)
Treasury stock of 43,769 shares at September 29,
 1995 and 35,713 shares at December 30, 1994                  (777)       (773)
Unearned compensation                                       (5,194)     (6,150)
Notes receivable from stockholders                          (4,112)     (4,291)
                                                         ---------   ---------
     Total stockholders' equity                          1,262,196   1,265,285
                                                         ---------   ---------
                                                        $1,929,542  $2,144,458
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

                                                                     Form 10-Q
                                                                       Page 4

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)
                  (In Thousands, Except Per Share Amounts)


                                      Quarter Ended         Nine Months Ended
                                  ---------------------------------------------
                                   09/29/95  09/30/94     09/29/95     09/30/94
                                  ---------------------------------------------

Sales                              $291,885  $325,924   $  927,716   $  857,682
Service and rental revenue          147,711   143,638      442,768      431,172
                                    -------   -------    ---------    ---------
  Total revenue                     439,596   469,562    1,370,484    1,288,854
                                    -------   -------    ---------    ---------

Cost of sales                       183,133   197,949      584,925      542,188
Cost of service and rental revenue   93,095    94,381      286,334      275,205
                                    -------   -------    ---------    ---------
  Total cost of revenue             276,228   292,330      871,259      817,393
                                    -------   -------    ---------    ---------

  Gross profit                      163,368   177,232      499,225      471,461

Research and product development
   costs                             42,414    54,079      135,797      148,538
Marketing, general,
   administrative and other
   income and expense, net           92,793   101,381      316,294      302,806
Litigation and merger expenses
   (Notes 2 and 4)                   30,680                 45,032
                                    -------   -------    ---------    ---------

  Operating profit (loss)            (2,519)   21,772        2,102       20,117

Interest expense                      6,662    10,510       26,975       31,004
Interest income                      (9,700)  (12,182)     (33,833)     (37,323)
                                    -------   -------    ---------    ---------

  Income before income taxes            519    23,444        8,960       26,436

Provision for income taxes            7,500     4,800       13,000        9,100
                                    -------   -------    ---------    ---------

  Net income (loss)                  (6,981)   18,644       (4,040)      17,336

Preferred stock dividend              3,018     3,018        9,056        9,056
                                    -------   -------    ---------    ---------

  Income (loss) applicable to
     common shares                 $ (9,999) $ 15,626   $  (13,096)  $    8,280
                                    =======   =======    =========    =========

Earnings (loss) per common share   $  (0.19) $   0.30   $    (0.25)  $     0.16
                                    =======   =======    =========    =========

Weighted average common shares
   and equivalents                   52,854    52,686       52,694       52,362
                                    =======   =======    =========    =========


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

                                                                     Form 10-Q
                                                                       Page 5

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                          (In Thousands of Dollars)

                                                         Nine Months Ended
                                                    -------------------------
                                                       09/29/95      09/30/94
                                                    -------------------------
OPERATING ACTIVITIES
Cash received from customers                         $1,550,463    $1,278,795
Cash paid to suppliers and employees                 (1,283,617)   (1,322,185)
Interest received                                        42,553        45,036
Interest paid                                           (24,908)      (27,357)
Income taxes paid, net                                  (35,400)       (3,986)
                                                      ---------     ---------
   Net cash from (used in) operating activities         249,091       (29,697)
                                                      ---------     ---------
INVESTING ACTIVITIES
Purchase of property, plant and equipment               (59,876)      (90,244)
Short-term investments, net                               5,530        18,714
Business acquisition, net of cash acquired                             (8,940)
Merger expenses                                         (10,647)       (1,592)
Other assets, net                                       (13,506)      (18,609)
                                                      ---------     ---------
   Net cash used in investing activities                (78,499)     (100,671)
                                                      ---------     ---------
FINANCING ACTIVITIES
Proceeds from nonrecourse borrowings                      3,066       130,884
Repayments of nonrecourse borrowings                   (145,711)     (119,550)
Borrowings under revolving credit agreement                            35,000
Proceeds from other debt                                    847        17,010
Repayments of other debt                                (52,630)      (35,625)
Proceeds from employee stock plans                        6,474        14,434
Preferred stock dividend payments                        (9,056)       (9,056)
                                                      ---------     ---------
   Net cash from (used in) financing activities        (197,010)       33,097
                                                      ---------     ---------
   Effect of exchange rate changes on cash                 (426)       20,028
                                                      ---------     ---------
Decrease in cash and cash equivalents                   (26,844)      (77,243)
   Cash and cash equivalents - beginning
     of the period                                      228,081       280,973
                                                      ---------     ---------
Cash and cash equivalents - end of the period        $  201,237    $  203,730
                                                      =========     =========
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   FROM (USED IN) OPERATING ACTIVITIES
Net income (loss)                                    $   (4,040)   $   17,336
Depreciation and amortization expense                   166,222       150,072
Translation gain                                         (4,035)      (16,973)
Other adjustments to income                              24,236         8,138
(Increase) decrease in accounts receivable               13,376       (39,808)
Decrease in notes receivable and sales-type
   leases                                               166,355        35,759
(Increase) decrease in inventories                        2,926       (79,819)
Increase in equipment held for sale or
   lease, net                                           (46,491)      (73,844)
Increase in spare parts, net                             (7,046)      (20,018)
Increase in net deferred income tax asset               (15,873)         (896)
Decrease in accounts payable and accrued
   liabilities                                          (40,012)      (15,654)
Increase (decrease) in income taxes payable              (6,527)        6,010
                                                      ---------     ---------
   Net cash from (used in) operating activities      $  249,091    $  (29,697)
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

                                                                     Form 10-Q
                                                                       Page 6

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (UNAUDITED)
                          (In Thousands of Dollars)


                                                                                                                 Notes
                                                         Capital in                                            Receivable
                                  Preferred   Common      Excess of    Accumulated   Treasury     Unearned        From
                                    Stock      Stock      Par Value      Deficit      Stock     Compensation  Stockholders
                                   ---------------------------------------------------------------------------------------
Balances, December 30, 1994,
 as previously reported              $35      $4,456     $1,449,240     $(372,261)    $(773)      $(6,150)

Pooling of interests with
 Network Systems Corp. (Note 2)                  796        113,328        80,905                               $(4,291)
                                   ---------------------------------------------------------------------------------------
Balances, December 30, 1994,
 as restated                          35       5,252      1,562,568      (291,356)     (773)       (6,150)       (4,291)

Shares issued under stock purchase
 plan and for exercises of options
 (403,928 shares)                                 40          7,761

Cash dividends paid on preferred
 stock ($2.63 per share)                                                   (9,056)

Restricted stock amortization                                                                         539

Net loss                                                                   (4,040)

Other                                             (2)         1,077                      (4)          417           179
                                   ---------------------------------------------------------------------------------------
Balances, September 29, 1995         $35      $5,290     $1,571,406     $(304,452)    $(777)      $(5,194)      $(4,112)
                                   =======================================================================================


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


NOTE 1 - BASIS OF PREPARATION
-----------------------------

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

NOTE 2 - NETWORK SYSTEMS MERGER
-------------------------------

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

                                                                     Form 10-Q
                                                                       Page 8


Network Systems designs, manufactures, markets and services computer networking products worldwide. Separate pre-merger revenue and net income of StorageTek and Network Systems, assuming the merger was consummated on March 31, 1995, were as follows (in thousands of dollars):

                                                 Nine Months Ended
                                          ------------------------------
                                             09/29/95           09/30/94
                                          ------------------------------
   Revenue:
       Pre-merger
          StorageTek                       $  400,013         $1,108,813
          Network Systems                      46,424            176,426
          Merger adjustments                    3,749              3,615
                                            ---------          ---------
                                              450,186          1,288,854
       Post-merger                            920,298
                                            ---------          ---------
                                           $1,370,484         $1,288,854
                                            =========          =========

   Net income (loss):
       Pre-merger
          StorageTek                       $    3,208         $   13,325
          Network Systems                     (15,686)             2,705
          Merger adjustments                    3,564              1,306
                                            ---------          ---------
                                               (8,914)            17,336
       Post-merger                              4,874
                                            ---------          ---------
                                           $   (4,040)        $   17,336
                                            =========          =========


Pre-merger net income for the nine months ended September 30, 1995, includes merger expenses of $4,143,000 and $10,209,000 recognized by StorageTek and Network Systems, respectively. These expenses, which aggregate $14,352,000, consist principally of change in control payments, financial advisor fees, legal fees, and accounting fees.

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

                                                                     Form 10-Q
                                                                       Page 9

NOTE 3 - INVENTORIES
--------------------

Inventories consist of the following (in thousands of dollars):

                                    09/29/95        12/30/94
                                   -------------------------

     Raw Materials                  $ 84,373        $ 51,938
     Work-In-Process                 100,625         105,605
     Finished Goods                   75,731         104,162
                                     -------         -------
                                    $260,729        $261,705
                                     =======         =======

NOTE 4 - LITIGATION
-------------------

In the second quarter of 1992, seven purported class actions were filed in the U.S. District Court for the District of Colorado against the Company and certain of its officers and directors. These actions were subsequently consolidated into a single action, and a consolidated amended complaint was filed on July 7, 1992, seeking an unspecified amount of damages. The complaint alleged that the defendants failed to properly disclose the status of development of a new product and the Company's business prospects. The complaint further alleged that the individual defendants sold shares of the Company's common stock based on material inside information, in violation of federal securities and common law. The court certified a class consisting (with certain exceptions) of those who purchased StorageTek's common stock and related securities from December 23, 1991, to August 7, 1992. A shareholder derivative action was also filed in the second quarter of 1992 based on substantially similar factual allegations and has been consolidated with the class action. On July 27, 1995, the Company and the plaintiffs in the shareholder class action and derivative litigation announced an agreement to settle the litigation. The settlement agreement, which is subject to approval by the U.S. District Court for the District of Colorado, provides that the Company will pay $30,680,000 for its portion of the settlement. The Company's insurance policies will also pay $24,320,000 as part of the total settlement of $55,000,000. As a result of the settlement, a one-time charge of $30,680,000 was recognized during the third quarter of 1995. A hearing date on the settlement has been set for December 1995.

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

In February 1994, the Company filed suit in Boulder County, Colorado, District Court against Array Technology Corporation (Array) and Tandem Computers Incorporated (Tandem). The suit asked that the court order Array and Tandem to either support certain disk drives purchased from them or provide the Company with technical data necessary for StorageTek to provide such customer support. In March 1994, Array and

                                                                     Form 10-Q
                                                                       Page 10

Tandem filed their answer and also filed counterclaims against the Company alleging breach of contract and claiming damages. In June 1994, the court ordered Array and Tandem to continue to provide support for these products and to maintain, in an independent escrow account, the materials necessary to enable the Company to support the products in the event Array and Tandem failed to provide such services. In May 1995, the Company filed an amended complaint seeking damages. The case is now in the discovery phase. A trial date has been set for November 1996.

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleges that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties. The suit seeks injunctive relief and damages in the amount of $2,400,000,000. The Company has filed a motion to dismiss the complaint, as well as an alternative motion to bifurcate certain of the claims. In July 1994, the court partially granted the Company's motion to dismiss, dismissing claims based on facts or conduct occurring before the 1990 settlement of the previous litigation. In June 1995, the court dismissed the majority of Stuff's remaining claims. The court has permitted limited discovery on Stuff's remaining claims that the Company is improperly using Stuff's technology to design optical disk products or optical media. The Company has filed a motion for summary judgment on the remaining claims. No trial date has been established.

In September 1994, EMC Corporation filed suit in U.S. District Court in Wilmington, Delaware, alleging infringement of a patent pertaining to disk storage technology. The complaint seeks an injunction, treble damages in an unspecified amount and an award of attorney fees and costs. The Company has filed an answer. The Company also has filed a counterclaim for infringement of one of its patents. The case is now in the discovery phase. A trial date has been set for March 1996.

In June 1995, Odetics, Inc. filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company and two of its customers alleging infringement of a patent pertaining to the tape cartridge interchange feature of certain of the Company's products.
The complaint seeks an injunction, treble damages in an unspecified amount and an award of attorney fees and costs. The Company has filed an answer and counterclaim alleging, among other things, infringement of three of its patents. The case is now in the discovery phase. A trial date has been set for January 1996.

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

                                                                     Form 10-Q
                                                                       Page 11

NOTE 5 - INCOME TAXES
---------------------

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

NOTE 6 - MIDRANGE LEASE ASSET AND SERVICE BUSINESS SALES
--------------------------------------------------------

On June 30, 1995, the Company completed the sale of substantially all of its midrange lease assets to AT&T Systems Leasing Corporation. During the second quarter, the Company also announced plans to fully integrate StorageTek Distributed Systems Division, Inc., the Company's wholly owned midrange subsidiary, into StorageTek. The gain associated with the lease asset sale was largely offset by transaction and integration costs.

On September 27, 1995, the Company completed the sale of its IBM AS/400 and Systems 3X midrange service business to Decision Servcom, Inc. A gain of approximately $8,800,000 was recognized in the third quarter of 1995 in connection with this transaction and has been included within marketing, general, administrative and other income and expense on the Consolidated Statement of Operations. The sale of the midrange lease assets and service business generated cash of approximately $193,000,000 during the nine months of 1995 and has been included with operating activities on the Consolidated Statement of Cash Flows. The majority of this cash was utilized for repayments of borrowings associated with the assets.

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

RESTRUCTURING

On October 11, 1995, the Company announced that it is evaluating significant changes to its business operations and cost structure in an effort to improve profitability. The Company is currently identifying opportunities to eliminate non-essential product development programs, eliminate overlapping activities, consolidate functions and facilities, and flatten the organizational structure. The Company anticipates it will finalize and begin implementation of its restructuring plan during the fourth quarter of 1995. The Company expects that it will incur significant restructuring charges during the fourth quarter of 1995, including charges associated with additional reductions in the workforce. As a result, the Company anticipates it will report a net loss for the fourth quarter and full year of 1995.

                                                                     Form 10-Q
                                                                       Page 12

PREFERRED STOCK EXCHANGE

On November 13, 1995, the Company announced that on December 15, 1995, it will exercise its right to exchange 7% Convertible Subordinated Debentures due 2008 (7% Convertible Debentures) for all of its outstanding shares of $3.50 Convertible Exchangeable Preferred Stock, $.01 par value (Preferred Stock). The Preferred Stock will be exchanged at a rate of $50 principal amount of 7% Convertible Debentures for each share of Preferred Stock.
Based upon the number of issued and outstanding shares of Preferred Stock as of November 13, 1995, the exchange will result in the Company issuing 7% Convertible Debentures in the principal amount of $172,500,000. Dividends on the Preferred Stock will cease to accrue as of December 15, 1995, and the Company will begin making interest payments on the 7% Convertible Debentures payable in equal amounts semiannually on March 15 and September 15. The Company is required to make annual payments into a sinking fund beginning March 15, 2003, in the amount of $17,250,000 to provide for the retirement of 50% of the 7% Convertible Debentures prior to their maturity on March 15, 2008. The 7% Convertible Debentures contain conversion and optional redemption provisions substantially identical to those of the Preferred Stock.

                                                                     Form 10-Q
                                                                       Page 13


               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             SEPTEMBER 29, 1995

GENERAL
-------

Storage Technology Corporation (StorageTek or the Company) reported a net loss for the third quarter ended September 29, 1995, of $7.0 million on revenue of $439.6 million, compared to net income for the third quarter ended September 30, 1994, of $18.6 million on revenue of $469.6 million. A net loss of $4.0 million was reported for the nine months of 1995 on revenue of $1.37 billion, compared to net income of $17.3 million for the nine months of 1994 on revenue of $1.29 billion. The Company's results for the third quarter and nine months of 1995 include one-time charges of $30.7 million and $45.0 million, respectively, associated with litigation and merger expenses.

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

Revenue decreased 6% during the third quarter of 1995, but increased 6% during the nine months of 1995, as compared to the same periods in 1994.
The decrease in revenue during the third quarter resulted principally from reduced midrange revenue as a result of the sale of substantially all of the Company's midrange lease assets in the second quarter of 1995. As anticipated, revenue from older generation products, including the 4480 18-track tape cartridge subsystem, Silverton 4490 36-track tape cartridge subsystem, and 4410 automated cartridge system (ACS) library, decreased during the quarter. Revenue contribution from networking products also decreased slightly during the third quarter of 1995, compared to the same period in 1994, as the Company transitions to a new line of networking products. During the quarter, the Company received incremental sales revenue and operating profit contributions from the TimberLine 9490 (TimberLine), a 36-track tape cartridge subsystem, as compared to the third quarter of 1994. While revenue from the Company's Iceberg 9200 Virtual Storage Facility (Iceberg) increased during the third quarter, the rate of growth fell short of the Company's expectations primarily due to continued price competition in the direct access storage device (DASD) marketplace, as well as slower than expected customer acceptance during the quarter. The increase in revenue during the nine months of 1995, compared to the same period in 1994, is primarily a result of incremental sales revenue from TimberLine and Iceberg.

The Company announced on October 11, 1995, that it is evaluating significant changes to its business operations and cost structure in an effort to improve profitability. The Company expects to incur significant charges during the fourth quarter of 1995 in

                                                                     Form 10-Q
                                                                       Page 14

connection with its restructuring plan. As a result, the Company anticipates it will report a net loss during the fourth quarter and full year of 1995. On November 13, 1995, the Company announced that on December 15, 1995, it will exercise its right to exchange 7% Convertible Subordinated Debentures due 2008 for all of its outstanding shares of $3.50 Convertible Exchangeable Preferred Stock, $.01 par value. See Note 7 to the consolidated financial statements and "RECENT DEVELOPMENTS," below, for further discussion of these matters.

The Company's future revenue and operating results are significantly dependent upon gaining further market acceptance for existing products, and reducing the cost of manufacturing these products in order to offset price declines, principally in the DASD marketplace. The Company's reported operating results may also be affected by the financial results of Network Systems, which was acquired in March 1995. Network Systems' financial results, together with merger and integration expenses, are expected to be dilutive to the Company's reported operating results at least through 1995. Other factors that may affect future results include the introduction of new products by competitors, technological advances within the computer industry, and changes in the worldwide economy, among others. See "OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS," below.

The Company's cash balances decreased $26.8 million during the nine months of 1995 as net repayments of debt, and investments in property, plant and equipment, were partially offset by cash generated from operations.

The following table, stated as a percentage of total revenue, presents consolidated statement of operations information and revenue by product line which includes product sales, service and rental, and software revenue.

                                    Quarter Ended       Nine Months Ended
                                 ----------------------------------------
                                 09/29/95  09/30/94    09/29/95  09/30/94
                                 ----------------------------------------
Revenue:
   Serial Access Subsystems         62.8%     55.7%       60.2%     56.0%
   Random Access Subsystems         19.5      15.0        19.0      10.3
   Networking Products              12.0      12.4        11.5      14.1
   Midrange Subsystems and Other     5.7      16.9         9.3      19.6
                                   -----     -----       -----     -----
      Total revenue                100.0     100.0       100.0     100.0
Cost of revenue                     62.8      62.3        63.6      63.4
                                   -----     -----       -----     -----
      Gross profit                  37.2      37.7        36.4      36.6
Research and product
  development costs                  9.7      11.5         9.9      11.5
Marketing, general,
  administrative and other
  income and expense, net           21.1      21.6        23.1      23.5
Litigation and merger expenses       7.0                   3.2
                                   -----     -----       -----     -----
      Operating profit (loss)       (0.6)      4.6         0.2       1.6
Interest (income) expense, net      (0.7)     (0.4)       (0.5)     (0.5)
                                   -----     -----       -----     -----
      Income before income taxes     0.1       5.0         0.7       2.1
Provision for income taxes           1.7       1.0         1.0       0.8
                                   -----     -----       -----     -----
      Net income (loss)             (1.6)%     4.0%       (0.3)%     1.3%
                                   =====     =====       =====     =====

                                                                     Form 10-Q
                                                                       Page 15

REVENUE
-------

SERIAL ACCESS SUBSYSTEMS

Revenue from serial access subsystem products increased 5% and 14% in the third quarter and nine months of 1995, respectively, compared to the same periods of 1994, primarily due to incremental sales of the TimberLine 36-track tape cartridge subsystem, which became available in the fourth quarter of 1994. As anticipated, sales of the 4480 18-track and Silverton 4490 36-track tape cartridge subsystems, which represent earlier generation tape subsystems, declined in the third quarter and nine months of 1995, compared to the same periods in 1994. Revenue from the PowderHorn 9310, an automated cartridge system (ACS) library, decreased slightly during the third quarter, but increased during the nine months of 1995, compared to the same periods in 1994. Revenue from the first generation 4400 ACS library decreased in each of these periods.

Incremental sales associated with TimberLine and the RedWood SD-3 (RedWood), a helical tape cartridge subsystem, which became available in the first quarter of 1995, are expected to offset future declines in revenue from earlier generation tape and library products. RedWood currently provides Small Computer System Interface (SCSI) support for the IBM RS/6000 and Sun workstation environments. SCSI support for RedWood in other operating environments is currently in the prototype testing phase. Future revenue contribution from RedWood is significantly dependent upon the Company's ability to deliver a version of the product which allows for the use of higher capacity tape cartridges. The Company does not expect any significant revenue contribution from RedWood until 1996.

RANDOM ACCESS SUBSYSTEMS

Revenue from random access subsystem products increased 22% and 95% in the third quarter and nine months of 1995, respectively, compared to the same periods of 1994, due to incremental sales of Iceberg, which became available during the second quarter of 1994. While Iceberg sales revenue increased during the third quarter, the rate of revenue growth fell short of the Company's expectations primarily due to the continuation of price competition in the DASD marketplace, as well as, slower than expected customer acceptance during the quarter. During the third quarter of 1995, the Company announced the availability of a new disk array product, the Kodiak 9890 Scalable Storage Facility (Kodiak). The Company does not expect any significant revenue contribution from Kodiak until 1996.

Future revenue contribution from random access products is significantly dependent upon continued market acceptance of Iceberg and gaining initial market acceptance for Kodiak in the highly competitive DASD marketplace. The Company is committing substantial resources to develop additional functions and features for both Iceberg and Kodiak. While the Company believes the introduction schedules for these additional functions and features are achievable; there can be no assurances that the schedules

                                                                     Form 10-Q
                                                                       Page 16

will be met, or that these functions and features will result in additional market acceptance for Iceberg and Kodiak.

NETWORKING PRODUCTS

Revenue from networking products decreased 10% and 13% in the third quarter and nine months of 1995, respectively, compared to the same periods of 1994. These decreases reflect anticipated declines in older mainframe channel extension networking products, coupled with slower than expected market acceptance of the Enterprise Routing Switch (ERS) and other new internetworking products which support communication between networks. ERS, which became available during the second quarter of 1995, is designed to combine local-area network and wide-area network routing and switching technology. ERS currently supports Ethernet, FDDI, and Frame Relay. Asynchronous Transfer Mode (ATM) support for ERS is currently under development.

The Company announced in July 1995 that it had accelerated plans to integrate Network Systems at all levels within the Company's operations. The Company incurred costs of approximately $1.8 million during the third quarter of 1995 associated with the integration of Network Systems.

Future revenue and operating results from the Company's networking products are significantly dependent upon the timely introduction of ATM support for ERS, gaining market acceptance of the Company's other new internetworking products, and the successful integration of Network Systems. The timely introduction of ATM support for ERS is dependent upon the success of the Company's joint development program with Northern Telecom Limited (NORTEL). There can be no assurances that these products will be introduced on a timely basis or that they will gain acceptance in this rapidly evolving and highly competitive marketplace.

MIDRANGE SUBSYSTEMS AND OTHER

Revenue from midrange subsystems and other products decreased 68% and 49% in the third quarter and nine months of 1995, respectively, compared to the same periods of 1994. These declines resulted primarily from the sale of substantially all of the Company's midrange lease assets to AT&T Systems Leasing Corporation during the second quarter of 1995. No material gain or loss resulted from the sale of the midrange lease assets during the second quarter as the gain on the lease asset sale was largely offset by transaction and integration costs. During the third quarter, the Company sold its IBM AS/400 and Systems 3X midrange service business to Decision Servcom, Inc. A gain of approximately $8.8 million was recognized during the third quarter of 1995 in connection with the sale of this service business. As a result of the midrange lease asset and service business sales, revenue from the midrange product line is expected to be significantly reduced in future periods.

                                                                     Form 10-Q
                                                                       Page 17

GROSS PROFIT
------------

Overall gross profit decreased to 37% for the third quarter of 1995, compared to 38% for the third quarter of 1994, due primarily to a decrease in product sales margins. Overall gross profit decreased to 36% for the nine months of 1995 compared to 37% for the same period of 1994, due primarily to a decrease in service and rental margins.

Gross profit on product sales decreased to 37% in the third quarter of 1995, compared to 39% in the third quarter of 1994. Gross profit on product sales of 37% for the nine months of 1995 was unchanged, compared to the nine months of 1994. Gross profit was reduced by the continuation of price declines in the DASD marketplace, as well as decreased margin contribution from the networking product line. These declines were partially offset by reduced sales revenue contribution from lower margin midrange products as a result of the midrange lease asset sale in the second quarter of 1995.

Gross profit on service and rental revenue increased to 37% for the third quarter, compared to 34% for the third quarter of 1994, primarily due to benefits realized from cost-control measures. Gross profit on service and rental revenue decreased to 35% for the nine months of 1995, compared to 36% for the nine months of 1994, primarily due to the discontinuance of austerity measures which were in effect during the first half of 1994 and longer product warranty periods.

The Company's ability to sustain product sales margins in the future is significantly dependent upon achieving cost savings associated with the manufacture of its products to offset the effects of continued price competition, particularly in the DASD marketplace. Product sales margins also may be adversely affected by inventory writedowns as a result of more rapid than anticipated technological changes. Service margins also may be affected in the future due to increased price competition and longer warranty periods associated with the Company's newer products.

RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------

Research and product development expenditures decreased 22% and 9% in the third quarter and nine months of 1995 compared to the same periods of 1994, and declined as a percentage of revenue from 11.5% for the third quarter and nine months of 1994, to 9.7% and 9.9% for the third quarter and nine months of 1995, respectively. While the Company continues to invest in the development of new products and enhancements to existing products, these decreases reflect the completion of several major product development programs and the implementation of cost-control measures in order to attain targeted expense ratios.

MARKETING, GENERAL, ADMINISTRATIVE AND OTHER
---------------------------------------------

Marketing, general, administrative and other income and expense (MG&A) decreased 8% in the third quarter of 1995, compared to the third quarter of 1994, primarily due to a one-time gain of $8.8 million realized on the sale of the IBM AS/400 and System 3X midrange service business. MG&A increased 4% in the nine months of 1995,

                                                                     Form 10-Q
                                                                       Page 18

compared to the same period of 1994, as an increase in operating expenses resulting from higher sales volumes, as well as costs associated with workforce reductions, more than offset the gain associated with the midrange service business. MG&A for the nine months of 1994 also benefited from cost savings associated with austerity measures which were discontinued at the end of the second quarter of 1994.

Gains and losses associated with foreign currency transactions and translation adjustments were largely offset by the associated foreign currency hedging results from the third quarter and nine months of 1995 and 1994. See "INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES," below, for further discussion of the foreign exchange risks associated with the Company's international operations and the related foreign currency hedging activities.

LITIGATION SETTLEMENT
---------------------

As more fully discussed in Note 4 to the consolidated financial statements and Part II, the Company and the plaintiffs in a shareholder class action and derivative litigation announced on July 27, 1995, an agreement to settle the litigation. The settlement agreement, which is subject to approval by the U.S. District Court for the District of Colorado, provides that the Company will pay $30.7 million for its portion of the total settlement. As a result of the settlement, a one-time charge of $30.7 million was recognized during the third quarter of 1995.

MERGER EXPENSES
---------------

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

INTEREST INCOME AND EXPENSE
---------------------------

Interest income decreased 20% and 9% in the third quarter and nine months of 1995, respectively, compared to the same periods of 1994, primarily due to a reduction in the Company's net investment in sales-type lease balances.

Interest expense decreased 37% and 13% in the third quarter and nine months of 1995 compared to the periods of 1994, primarily as a result of reduced levels of nonrecourse borrowings.

The significant decreases in interest income and interest expense during the third quarter of 1995 reflect the sale of the Company's midrange lease assets and the repayment of the associated lease borrowings during the second quarter of 1995.

                                                                     Form 10-Q
                                                                       Page 19

INCOME TAXES
------------

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company's earnings history, the Company's near-term earnings expectations and possible reductions in the Company's net operating loss carryforwards as a result of proposed adjustments by the Internal Revenue Service to the Company's previously filed federal income tax returns. Based on the currently available information, management has determined that the Company will more likely than not realize $73.3 million of deferred income tax assets as of September 29, 1995. See Note 5 to the consolidated financial statements for a discussion of the settlement agreements with the Internal Revenue Service with respect to proposed adjustments to the Company's federal income tax returns for the years 1985 through 1990.

The Company's provision for income taxes relates primarily to taxes associated with its operations in Puerto Rico and certain foreign countries, as well as U.S. state income taxes. The Company's effective tax rate can be subject to significant fluctuations due to dynamics associated with the mix of its U.S. and international taxable earnings.

RESTRUCTURINGS
--------------

StorageTek and Network Systems recorded restructuring, acquisition, and acquired research and development costs which aggregated $8.0 million and $90.4 million during 1994 and 1993, respectively. No additional charges or material changes in estimates to prior provisions were recorded during the nine months of 1995. The remaining restructuring accrual of $12.4 million as of December 31, 1994, was reduced by cash payments of $5.8 million during the nine months of 1995, leaving a remaining restructuring accrual of $6.6 million as of September 29, 1995. The remaining accrual consists primarily of anticipated future payments associated with excess lease space.

As further discussed in Note 7 to the consolidated financial statements and under the caption "RECENT DEVELOPMENTS," below, the Company announced on October 11, 1995, that it is evaluating significant changes to its business operations and cost structure in an effort to improve profitability. The Company expects to incur significant charges during the fourth quarter of 1995 in connection with its restructuring plan.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL

The Company's cash balances decreased $26.8 million from December 30, 1994, to September 29, 1995. The decrease in cash during the nine months of 1995 primarily

                                                                     Form 10-Q
                                                                       Page 20

resulted from net repayments of debt of $194.4 million; and investments in property, plant and equipment of $59.9 million. These cash outlays were partially offset by cash generated from operations. Net cash provided by operations was $249.1 million for the nine months of 1995 compared to net cash used in operations of $29.7 million for the nine months of 1994. Net cash provided by operations for the nine months of 1995 includes cash generated from the sale of midrange lease assets and service business of approximately $193 million, as well as a one-time payment associated with the settlement of shareholder litigation of approximately $30.7 million. The net repayments of debt for the nine months of 1995 of $194.4 million resulted principally from the repayment of borrowings associated with midrange lease assets during the second quarter.

The current ratio of 2.0 as of September 29, 1995, was largely unchanged from December 30, 1994. Accounts receivable decreased from $353.5 million as of December 30, 1994, to $345.9 million as of September 29, 1995, due primarily to lower revenue in the third quarter of 1995 compared to the fourth quarter of 1994. Inventories as of September 29, 1995, of $260.7 million were largely unchanged from the balance held as of December 30, 1994, of $261.7 million.

AVAILABLE FINANCING LINES

The Company has a $200 million secured multicurrency credit agreement with a group of U.S. and international banks (the Revolver) which expires in March 1996. The interest rates available under the Revolver depend on the type of advance selected; however, the primary advance rate is the agent bank's prime lending rate (8.75% as of September 29, 1995). The total amount available under the Revolver is limited to a monthly borrowing base determined as a percentage of the Company's eligible accounts receivable, lease assets (primarily net investments in sales-type leases not previously utilized for other secured borrowings), and equipment awaiting revenue recognition. To obtain funds under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. As of September 29, 1995, the Company had no outstanding advances under the Revolver and had approximately $139 million of available credit under the Revolver.

In addition to the Revolver, the Company had lease assets in excess of $73 million available for financing as of September 29, 1995. If required, the Company can utilize existing lease discounting lines and believes it can develop additional lease discounting lines to finance these lease assets.

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

                                                                     Form 10-Q
                                                                       Page 21

to fund these activities or possible transactions through the issuance of additional equity or debt. The issuance of equity or convertible debt securities could result in dilution to the Company's stockholders. There can be no assurance that additional financing, if required, can be completed on terms acceptable to the Company.

LONG-TERM DEBT-TO-EQUITY

The Company's long-term debt-to-equity ratio decreased from 28% as of December 30, 1994, to 16% as of September 29, 1995. These debt-to-equity ratios include $112.1 million and $24.9 million, respectively, of long-term nonrecourse borrowings secured by customer lease commitments included within total assets (primarily net investment in sales-type leases). The significant decrease in the long-term debt-to-equity ratio during the nine months of 1995 reflects the repayment of nonrecourse borrowings associated with midrange lease assets, and the reclassification to current liabilities of the Company's 9.53% Senior Secured Notes, in the aggregate principal amount of $55 million, which are payable on August 31, 1996. Excluding long-term nonrecourse borrowings, the Company's long-term debt-to-equity ratio decreased from 19% as of December 30, 1994, to 14% as of September 29, 1995.

REPAYMENT OBLIGATIONS AND CONVERSION FEATURES

Pursuant to the indenture related to the Company's 8% Convertible Subordinated Debentures due 2015 (8% Convertible Debentures), the Company is required to make semiannual interest payments on the $145.6 million principal amount of 8% Convertible Debentures outstanding. The 8% Convertible Debentures are convertible at the option of the holder into common stock at a price of $35.25 per share. The 8% Convertible Debentures are currently redeemable at the option of the Company at a premium of 4.0%, and are redeemable at decreasing premiums through May 30, 2000 and thereafter at 100% of the principal amount. The Company is required to make annual payments into a sinking fund beginning May 31, 2000, in the amount of $8 million to provide for the retirement of 75% of the 8% Convertible Debentures prior to their maturity on May 31, 2015. 8% Convertible Debentures purchased by the Company in the open market and 8% Convertible Debentures converted to common stock may be applied to the sinking fund requirements. As of September 29, 1995, the Company held 8% Convertible Debentures in the principal amount of $14.3 million available for sinking fund payments.

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

                                                                     Form 10-Q
                                                                       Page 22

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

The Preferred Stock is also exchangeable, in whole but not in part, at the option of the Company on any dividend payment date, for 7% Convertible Subordinated Debentures due 2008 at the rate of $50.00 principal amount of debentures for each share of Preferred Stock. As further discussed in Note 7 to the consolidated financial statements and under the caption "RECENT DEVELOPMENTS," below, on November 13, 1995, the Company announced that on December 15, 1995, it will exercise its right to exchange 7% Convertible Subordinated Debentures for all outstanding shares of its Preferred Stock. The debentures, when issued, will contain conversion and optional redemption provisions substantially identical to those of the Preferred Stock, and will be subject to a mandatory sinking fund.

INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES
-----------------------------------------------

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

                                                                     Form 10-Q
                                                                       Page 23

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

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------------

NEW PRODUCTS AND TECHNOLOGICAL CHANGE

The Company believes that the successful and timely development and shipment of its new products will play a key role in determining its results of operations and competitive strength in the future. During the past several years, the Company has introduced many new products and product enhancements, and has plans to introduce new key products and additional enhancements to existing products. These products include networking products being developed by the Company's subsidiary, Network Systems.
There can be no assurance that the Company will successfully develop, manufacture or market these products. Delays in the availability of new products and enhancements to existing products could adversely affect the Company's financial results.

The market for the Company's products is characterized by rapid technological advances which necessitate frequent product introductions and enhancements, and can result in unpredictable product transitions and shortened product life cycles. To be successful in this market, the Company must make significant investments in research and product development and introduce competitive new products and enhancements to existing products on a timely basis. These factors can reduce the effective life of product-line-specific assets, a problem that has been experienced in the midrange line of products and have resulted in inventory writedowns. There can be no assurance that new products developed by the Company will be accepted in the marketplace. Moreover, certain components of the Company's products operate near the present limits of electronic and physical capabilities of performance and are designed and manufactured with relatively small tolerances. If flaws in design or production occur, the Company may experience a rate of failure in its products that results in substantial costs for the repair or replacement of defective products and potential damage to the Company's reputation.

DEPENDENCE ON IBM SYSTEMS; COMPETITION; PRICING PRESSURES

The Company competes with several large, multinational companies having substantially greater resources than the Company's, principally IBM and Hitachi Ltd., as well as other companies, including EMC Corporation. Industry estimates show the industry's high-end DASD manufacturing capacity and total projected output are greater than anticipated demand for the remainder of 1995 and 1996. This over-capacity has resulted in downward pressure on pricing, and is expected to continue into 1996. Because of the significance of the IBM mainframe and midrange operating environments, many of the Company's products are designed to be compatible with certain IBM operating systems and many of its products function like IBM equipment. As a result, the Company's

                                                                     Form 10-Q
                                                                       Page 24

business in the past has been, and in the future may be, adversely affected by a number of factors outside the control of the Company, including, among others, modifications in the design or configuration of IBM computer systems; the inability to access required interface information; the announcement and introduction of new products by competitors; changes in customer requirements; and price competition for comparable systems, equipment or services.

Future sales levels are also dependent upon the Company's ability to successfully address the migration to networked computing with networking products being developed by Network Systems. Significant competitors in this marketplace include Bay Networks, Inc., Cabletron Systems, Inc., Cisco Systems, Inc. and Computer Network Technology Corporation. The timely development of a new line of internetworking products and successful integration of Network Systems are key to the Company's ability to compete in the networking marketplace.

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

The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and components. However, the Company purchases certain important components and products from single suppliers that the Company believes are currently the only manufacturers of the particular components that meet the Company's qualification requirements and other specifications. In addition, the Company manufactures some key components, or its products include components, for which alternative sources of supply are not readily available. In the past, certain suppliers have experienced occasional technical, financial or other problems that have delayed deliveries to the Company, without significant effect on it. An unanticipated failure of any sole-source supplier to meet the Company's requirements for an extended period, or an interruption of the Company's ability to secure comparable components, could have a material adverse effect on its revenue and results of operations. In the event a sole-

                                                                     Form 10-Q
                                                                       Page 25

source supplier was unable or unwilling to continue to supply components, the Company would have to identify and qualify other acceptable suppliers. This process could take an extended period and no assurance can be given that any additional source would become available or would be able to satisfy the Company's production requirements on a timely basis.

EARNINGS FLUCTUATIONS

The Company's reported earnings can fluctuate significantly from quarter to quarter due to a variety of factors, including among others, the effects of
(i) customers' historical tendencies to make purchase decisions near the end of the calendar year, (ii) the timing of the announcement and availability of products and product enhancements by the Company and its competitors,
(iii) fluctuating foreign currency exchange rates, (iv) longer than anticipated customer acceptance periods for the Company's products, and (v) changes in the mix of products sold. The Company's reported operating results may also be affected by the financial results of Network Systems, which was acquired in March 1995. Network Systems' financial results, together with merger and integration expenses, are expected to be dilutive to the Company's reported operating results at least through 1995.

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

                                                                     Form 10-Q
                                                                       Page 26

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

                                                                     Form 10-Q
                                                                       Page 27

RECENT DEVELOPMENTS
-------------------

RESTRUCTURING

On October 11, 1995, the Company announced that it is evaluating significant changes to its business operations and cost structure in an effort to improve profitability. The Company is currently identifying opportunities to eliminate non-essential product development programs, eliminate overlapping activities, consolidate functions and facilities, and flatten the organizational structure. The Company anticipates it will finalize and begin implementation of its restructuring plan during the fourth quarter of 1995. While the restructuring plan has not been finalized, the Company currently anticipates that the plan will result in annual cost savings in excess of $100 million. The Company expects that it will incur significant restructuring charges during the fourth quarter of 1995, including charges associated with additional reductions in the workforce. As a result, the Company anticipates it will report a net loss for the fourth quarter and full year of 1995.

PREFERRED STOCK EXCHANGE

On November 13, 1995, the Company announced that on December 15, 1995, it will exercise its right to exchange 7% Convertible Subordinated Debentures due 2008 (7% Convertible Debentures) for all of its outstanding shares of $3.50 Convertible Exchangeable Preferred Stock, $.01 par value (Preferred Stock). The Preferred Stock will be exchanged at a rate of $50 principal amount of 7% Convertible Debentures for each share of Preferred Stock.
Based upon the number of issued and outstanding shares of Preferred Stock as of November 13, 1995, the exchange will result in the Company issuing 7% Convertible Debentures in the principal amount of $172.5 million. Dividends on the Preferred Stock will cease to accrue as of December 15, 1995, and the Company will begin making interest payments on the 7% Convertible Debentures payable in equal amounts semiannually on March 15 and September 15. The Company is required to make annual payments into a sinking fund beginning March 15, 2003, in the amount of $17.3 million to provide for the retirement of 50% of the 7% Convertible Debentures prior to their maturity on March 15, 2008. The 7% Convertible Debentures contain conversion and optional redemption provisions substantially identical to those of the Preferred Stock.

                                                                     Form 10-Q
                                                                       Page 28


               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

See Part II, Item 1 of the Form 10-Q for the periods ending March 31, 1995, and June 30, 1995.

In the second quarter of 1992, seven purported class actions were filed in the U.S. District Court for the District of Colorado against the Company and certain of its officers and directors. These actions were subsequently consolidated into a single action, and a consolidated amended complaint was filed on July 7, 1992, seeking an unspecified amount of damages. The complaint alleged that the defendants failed to properly disclose the status of development of a new product and the Company's business prospects. The complaint further alleged that the individual defendants sold shares of the Company's common stock based on material inside information, in violation of federal securities and common law. The court certified a class consisting (with certain exceptions) of those who purchased StorageTek's common stock and related securities from December 23, 1991, to August 7, 1992. A shareholder derivative action was also filed in the second quarter of 1992 based on substantially similar factual allegations and has been consolidated with the class action. On July 27, 1995, the Company and the plaintiffs in the shareholder class action and derivative litigation announced an agreement to settle the litigation. The settlement agreement, which is subject to approval by the U.S. District Court for the District of Colorado, provides that the Company will pay $30,680,000 for its portion of the settlement. The Company's insurance policies will also pay $24,320,000 as part of the total settlement of $55,000,000. As a result of the settlement, a one-time charge of $30,680,000 was recognized during the third quarter of 1995. A hearing date on the settlement has been set for December 1995.

In February 1994, the Company filed suit in Boulder County, Colorado, District Court against Array Technology Corporation (Array) and Tandem Computers Incorporated (Tandem). The suit asked that the court order Array and Tandem to either support certain disk drives purchased from them or provide the Company with technical data necessary for StorageTek to provide such customer support. In March 1994, Array and Tandem filed their answer and also filed counterclaims against the Company alleging breach of contract and claiming damages. In June 1994, the court ordered Array and Tandem to continue to provide support for these products and to maintain, in an independent escrow account, the materials necessary to enable the Company to support the products in the event Array and Tandem failed to provide such services. In May 1995, the Company filed an amended complaint seeking damages. The case is now in the discovery phase. A trial date has been set for November 1996.

In September 1994, EMC Corporation filed suit in U.S. District Court in Wilmington, Delaware, alleging infringement of a patent pertaining to disk storage technology. The complaint seeks an injunction, treble damages in an unspecified amount and an award of attorney fees and costs. The Company has filed an answer. The Company also has filed

                                                                     Form 10-Q
                                                                       Page 29

a counterclaim for infringement of one of its patents. The case is now in the discovery phase. A trial date has been set for March 1996.

On June 29, 1995, Odetics, Inc. filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company and two of its customers alleging infringement of a patent pertaining to the tape cartridge interchange feature of certain of the Company's products.
The complaint seeks an injunction, treble damages in an unspecified amount and an award of attorney fees and costs. The Company has filed an answer and counterclaim alleging, among other things, infringement of three of its patents. The case is now in the discovery phase. A trial date has been set for January 1996.

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


ITEM 5 - OTHER INFORMATION
--------------------------

On November 7, 1995, the Company announced that Ryal Poppa, Chairman, President and Chief Executive Officer, will retire from active management of the Company at the end of the term of his employment agreement which extends through January 1997. A successor was not named. The Board of Directors of the Company will commence a search for a successor.

                                                                     Form 10-Q
                                                                       Page 30
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a)  Exhibits

          *3.1(ii)  Restated Bylaws of Storage Technology
                    Corporation dated July 28, 1987.

          *3.2(ii) First Amendment dated February 2, 1988, to the Restated Bylaws of Storage Technology Corporation, amending Article IV.

          *3.3(ii)  Second Amendment dated May 25, 1995, to the
                    Restated Bylaws of Storage Technology Corporation, amending Article II.

         *10.1      Third Amendment and Waiver dated September 28,
                    1995, to the Amended and Restated Multicurrency Credit Agreement dated September 28, 1994.

         *11.0      Computation of Earnings (Loss) Per Common Share

         *27.0      Financial Data Schedule

     (b)  Reports on Form 8-K

          None



















---------------------------------
     *    Indicates Exhibits filed with this Quarterly Report on Form
          10-Q.

                                                                     Form 10-Q
                                                                       Page 31



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        STORAGE TECHNOLOGY CORPORATION
                                 (Registrant)




November 13, 1995             /s/ DAVID E. LACEY
----------------       ---------------------------------
     (Date)                     David E. Lacey
                           Corporate Vice President
                      and Interim Chief Financial Officer
                        (Principal Financial Officer)






November 13, 1995            /s/ MARK D. MCGREGOR
-----------------      ---------------------------------
     (Date)                    Mark D. McGregor
                      Corporate Vice President, Treasurer
                            and Interim Controller
                        (Principal Accounting Officer)

                                EXHIBIT INDEX


     Exhibit
      Number             Description
   ---------- ---------------------------------------------------------

    *3.1(ii)      Restated Bylaws of Storage Technology
                  Corporation dated July 28, 1987.

    *3.2(ii)      First Amendment dated February 2, 1988, to the
                  Restated Bylaws of Storage Technology Corporation, amending Article IV.

    *3.3(ii)      Second Amendment dated May 25, 1995, to the
                  Restated Bylaws of Storage Technology Corporation, amending Article II.

    *10.1 Third Amendment and Waiver dated September 28, 1995, to the Amended and Restated Multicurrency Credit Agreement dated September 28, 1994.

    *11.0         Computation of Earnings (Loss) Per Common Share

    *27.0         Financial Data Schedule