Form 10-K
period 1995-12-29
STORAGE TECHNOLOGY CORP
filed 1996-03-11
CIK 94673

FORM 10-K

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             FOR THE FISCAL YEAR ENDED DECEMBER 29, 1995
                                  OR
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           For the transition period from _______ to _______

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

                                                   Name of Each Exchange
                   Title                            on which Registered
------------------------------------------------------------------------------
     Common Stock ($.10 par value),                New York Stock Exchange
     including related preferred
     stock purchase rights

     8% Convertible Subordinated                   New York Stock Exchange
     Debentures due 2015

     7% Convertible Subordinated                   New York Stock Exchange
     Debentures due 2008



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

As of March 4, 1995, there were 53,316,255 shares of common stock of the registrant outstanding. The aggregate market value of voting stock held by nonaffiliates of the registrant was $1,319,682,809 based on the last reported sale price of the common stock of the registrant on the New York Stock Exchange's consolidated transactions reporting system on March 4, 1996. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

                 DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the end of its fiscal year ended December 29, 1995. Portions of the registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 30, 1996 are incorporated by reference into
Part III of this Form 10-K.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

PAGE

                             PART I


ITEM 1.     BUSINESS

GENERAL
-------

Storage Technology Corporation and its subsidiaries ("StorageTek" or the "Company") design, manufacture, market and service high-performance information storage and retrieval subsystems and networking products. The Company's three principal product lines are serial access storage subsystems (Nearline(R)), random access storage subsystems (online) and networking products. Nearline products include magnetic tape storage devices and automated library systems. Online products consist of rotating magnetic disk devices, including products that utilize fault-tolerant array technology (RAID), and solid-state direct access storage devices (DASD). Networking products include routers, switches, channel extenders and security encryption devices. The Company has commenced activities designed to expand its professional services business emphasis in the future, in part, through increased emphasis on new marketing channels (see "MARKETING, DISTRIBUTION AND SERVICES," below). StorageTek maintains a worldwide customer service organization to install, maintain and service its own and third-party equipment.

StorageTek operates in one principal industry segment and sells its products to end-user customers, value-added resellers and original equipment manufacturers (OEMs) of computer systems. The Company directly markets its products worldwide through offices located in major metropolitan areas of the United States, Canada, Europe, Australia, Japan, Mexico, New Zealand and Brazil, as well as through distributors in Africa, Asia, Europe and other countries in South America. In 1995, international revenue accounted for approximately 41% of the Company's total revenue.

StorageTek's objective is to be the preferred provider of information storage and retrieval solutions for enterprise computer systems and networks. The Company's strategy for achieving this objective includes: continuing to make significant investments in research and development; expanding hardware product offerings and distribution channels to provide solutions that address changing customer requirements; investing in new technologies and businesses that complement its business and product offerings; and continuing to reduce cycle time and maintain production quality. To this end, the Company has established and will continue to establish alliances with other manufacturers, distributors and suppliers.
As a result of these alliances, it is possible for other companies to be at various times collaborators, competitors and customers in different markets.

On March 7, 1995, the Company acquired Network Systems Corporation (Network Systems). The transaction was accounted for as a pooling of interests and, as a result, certain financial information has been restated. For a discussion of the acquisition, see Note 2, Business Combinations -- Network Systems Corporation, of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, of this Form 10-K. During the second quarter and third quarter of 1995, the Company substantially reduced the scope of its midrange business with the sale of its midrange lease assets and substantially all of its midrange service business, and the closing of its StorageTek Distributed Systems Division operations. See Note 3 of NOTES TO

PAGE

CONSOLIDATED FINANCIAL STATEMENTS, of this Form 10-K for further information. During the fourth quarter of 1995, the Company announced that it was implementing actions designed to restructure its business operations, and had incurred restructuring charges and other one-time charges of $180.9 million. The restructuring charges, totalling $167.2 million, cover the cost of work force reductions, facility closings and consolidations, and asset writedowns. For a discussion of the restructuring charges, see "RESTRUCTURING PLAN", below, and Note 16 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, of this Form 10-K. On February 9, 1996, the Company announced that it intends to sell its lease assets and enter into a worldwide lease financing alliance during the first quarter of 1996. For a discussion, see
Note 19, Subsequent Events -- Sale of Lease Assets, of NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS.   As part of its 1995 restructuring plan, the Company
entered into a letter of intent on February 28, 1996, to sell its 500,000 square foot research and manufacturing facility in Longmont, Colorado.

Storage Technology Corporation was incorporated in Delaware in 1969. Its principal executive offices are located at 2270 South 88th Street, Louisville, Colorado 80028-0001, telephone (303) 673-5151.

THE STATEMENTS IN THE FOLLOWING DESCRIPTION THAT REGARD THE COMPANY'S FUTURE PRODUCT AND BUSINESS PLANS, FINANCIAL RESULTS, PERFORMANCE AND EVENTS ARE FORWARD-LOOKING STATEMENTS AND ARE BASED ON CURRENT EXPECTATIONS. ACTUAL RESULTS MAY DIFFER MATERIALLY DUE TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THE RISKS DETAILED IN PART II, ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--RISK FACTORS THAT MAY AFFECT FUTURE RESULTS," OF THIS FORM 10-K.

PRINCIPAL PRODUCTS
------------------

StorageTek has three principal product lines: Nearline products (serial access subsystems, including magnetic tape storage devices and automated library systems); online products (random access subsystems, including rotating and solid-state DASD) and networking products.

Product sales, including related software revenue, accounted for approximately 70% of total revenue in 1995, while service and rental income accounted for the balance. The following table presents revenue by product line, which includes product sales, service and rental and software revenue. This information has been restated to reflect the Company's acquisition of Network Systems Corporation in March 1995, which was accounted for as a pooling of interests:

PAGE

                                       REVENUE BY PRODUCT LINE

                                      FISCAL YEAR ENDED DECEMBER
                        ------------------------------------------------------
                               1995               1994               1993
                        ----------------   ---------------    ----------------
                        $ million     %    $ million     %    $ million     %
                        ----------------   ----------------   ----------------
  Nearline Products      $1,197.7   62.1    $1,033.0   55.2    $  875.5   54.1
  Online Products           375.9   19.5       254.2   13.6       126.0    7.8
  Networking Products       208.9   10.8       249.8   13.3       213.3   13.2
  Midrange and Other
     Products               147.0    7.6       334.4   17.9       402.9   24.9
                        ----------------   ----------------   ----------------
      Total              $1,929.5  100.0    $1,871.4  100.0    $1,617.7  100.0
                        ================   ================   ================


During 1995, the Company introduced RedWood SD-3 (RedWood(TM)), a high-capacity tape drive, and the Arctic Fox 9800 (Arctic Fox) and Kodiak 9890 Scaleable Storage Facility (Kodiak(TM)) online products. On March 7, 1995, the Company completed a merger with Network Systems. The acquisition of Network Systems provided the Company with significant new networking products. Network
Systems products currently include the BorderGuard(TM), Security Router(TM), the Enterprise Routing Switch (ERS(TM)) and Central Archive Management (CAM(TM)). The ERS has been developed in conjunction with Northern Telecom, Inc. The Company anticipates that an increasing portion of its future revenue will come from these products, enhancements to these products and other new products currently under development. There can be no assurance, however, that these products will provide significant revenue contribution, or that new products will be developed in a timely manner, address technological advances, gain market acceptance or withstand aggressive pricing practices in the marketplace.

Additional information concerning revenue from each of the Company's product lines is found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and geographic information is found in Part IV, Item 14, Note 17 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, of this Form 10-K.

NEARLINE PRODUCTS
-----------------

StorageTek's current line of Nearline subsystems includes its Automated Cartridge System (ACS) library and associated magnetic tape cartridge storage products. The Company's current library products include: the PowderHorn 9310 (PowderHorn(R)), the Company's second-generation ACS library, which became available in the second quarter of 1993; the Company's first generation 4410 ACS library, which has been available since 1988; and WolfCreek 9360 (WolfCreek(R)), a smaller, high-performance lower-cost library, which became available in the fourth quarter of 1993. The Company's tape cartridge products include: the Timberline 9490 (Timberline(R)), a high-performance 36-track cartridge subsystem, available since the fourth quarter of 1994; the high capacity (up to 50 gigabytes per cartridge) RedWood, which currently provides Small Computer System Interface
(SCSI) support, available since the first quarter of 1995; the Silverton

PAGE

4490 (Silverton), a 36-track cartridge subsystem, which became available in the third quarter of 1993; and the 4480 18-track cartridge subsystem, which has been available since 1987. The Company also develops and licenses software programs designed to expand the range of applications for its ACS libraries.

The Company recently completed the development of the 9710 library, a reduced cost, smaller capacity library designed for the midrange marketplace, and the Twin Peaks 4890 36-track cartridge subsystem (Twin Peaks), which is also designed for the midrange marketplace. Both the 9710 library and Twin Peaks are currently in limited availability production. In addition, the Company is developing other new library and tape products, all of which are in the preliminary engineering phase and for which no firm availability dates have been set. See Part II, Item 7, "Management's Discussion And Analysis of Financial Condition and Results of Operations," of this Form 10-K, which is incorporated by reference into Item 1 of Part I, for a discussion of operating results and certain risks associated with the development and introduction of new products that may affect future results.

ONLINE PRODUCTS
---------------

StorageTek's current OnlinePlus(TM) product line consists of a number of online random access DASD products, featuring RAID rotating magnetic disk subsystems and solid-state disk (SSD) subsystems. The characteristics of these products differ principally in information storage capacity, transfer rate, access time and cost. The Company's Iceberg 9200 Virtual Storage Facility (Iceberg(R)) is a key part of the Company's online strategy.
Iceberg, available since the second quarter of 1994, is an advanced RAID subsystem for the IBM and IBM-compatible mainframe environment. Iceberg Extended Facilities Product and Iceberg Extended Operator Facility are software products designed to enhance the capabilities of Iceberg, and have been available since the second half of 1994. The Company's online products also include Arctic Fox, a high-performance solid-state device, and Kodiak, a high-performance, high-capacity online product. Both Arctic Fox and Kodiak became available in 1995. These online products are expected to serve as an increasing source of revenue for the Company in 1996. See Part
II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for a discussion of operating results and certain risks that may affect future results.

NETWORKING PRODUCTS
-------------------

The Company's network product offerings were significantly expanded through the acquisition of Network Systems, which was completed on March 7, 1995. Currently, the Company's network products include: unlimited distance channel extension and CPU networking devices, which have been available since 1976; the CAM product, a software application designed to provide backup and recovery to a variety of network client systems, available since the first half of 1995; interconnect controllers that connect LANs to mainframes, available since 1991; multiprotocol bridge routers for LAN, WAN and MAN connections, available since 1988; intelligent port switching hubs, available since 1993; the ERS, available since the first half of 1995; and the Security Router and BorderGuard products lines, which became available in 1995. The Company currently is developing new products designed to support network attached storage for the client-server environment.

PAGE

MIDRANGE AND OTHER PRODUCTS
---------------------------

In the second and third quarters of 1995, the Company substantially reduced the scope of its midrange business with the sale of its midrange lease assets and substantially all of its midrange service business and the closing of its StorageTek Distributed Systems Division operations. The Company continues to offer library, tape and networking products that are designed for the midrange computer market. For a discussion of the sale of the midrange assets and service business, see Note 3 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, of this Form 10-K.

MARKETING, DISTRIBUTION AND SERVICES
------------------------------------

StorageTek is committed to a worldwide marketing and product maintenance strategy. StorageTek has established a network of sales and service offices located in major metropolitan areas in the United States, Canada, Europe, Australia, Japan, Mexico, New Zealand and Brazil to market its products, in addition to its corporate headquarters in Louisville, Colorado. The Company also sells its products through international distributors in Africa, Asia, Europe and in other countries in South America. In 1995, international revenue accounted for 41% of total revenue, compared to 39% in 1994, and 38% in 1993. Because of its focus on worldwide operations, the Company is subject to the risks of conducting business outside the United States. See
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Results -- International Sales and Operations," of this Form 10-K for a discussion of factors associated with the Company's international business.

As of December 29, 1995, the order backlog was approximately $57 million, compared to approximately $60 million as of December 30, 1994.
Approximately 37% in 1995 and 85% in 1994 of the backlog amount is attributable to the Company's library and tape products. In addition to these backlog amounts, the Company also had approximately $88 million of equipment shipped awaiting revenue recognition as of December 29, 1995, compared to approximately $94 million as of December 30, 1994. Backlog amounts are calculated on an "if sold" basis and include orders from end-users, OEM customers and distributors for products that StorageTek expects to deliver during the following 12 months. Units being evaluated or covered by letters of intent or awaiting customer acceptance are not included in backlog amounts. Unfilled orders and orders with respect to equipment shipped awaiting revenue recognition may be canceled by the customer. Accordingly, there can be no assurance that orders in the Company's backlog or equipment shipped awaiting revenue recognition amounts will ultimately be recognized as revenue.

In 1996, the Company intends to expand the distribution of certain products through original equipment manufacturers, value-added distributors and telephone sales. The Company believes that increased use of these distribution channels will be important to achieving cost improvements and gaining market penetration for its lower end products. The Company also has consolidated its professional service groups and intends to expand its service offerings in 1996 with five major categories of service to be provided, including: data center, educational, media management, network management and system services. Historically, the Company has not generated a

PAGE
significant portion of its revenue from these sources, and there can be no assurance that the Company's efforts to expand its distribution channels and service offerings will be successful.

The installed service base of products and the expertise of the Company's customer service engineers are considered to be valuable assets of the Company. These assets are expected to continue to be important competitive elements of the Company's business. The Company has a worldwide customer support organization to install, maintain and service StorageTek equipment, as well as the equipment of others. The Company generally warrants the performance of products for a specified period of time, after which it services those products under maintenance agreements. In response to competitive pressures, many of the products include extended warranty periods. Such extended warranties may adversely affect profit margins. In 1995, service and rental revenue accounted for 30% of total revenue, compared to 31% in 1994 and 35% in 1993.

MANUFACTURING AND MATERIALS
---------------------------

The Company currently operates manufacturing facilities in Colorado, Minnesota, Puerto Rico, Florida, France and England. A significant portion of the Company's European requirements for Timberline are manufactured at its Toulouse, France, facility. In connection with the restructuring activities announced in the fourth quarter of 1995, the Company expects to cease manufacturing operations in Florida in the second half of 1996, and also has announced plans to sell its manufacturing operations in England in July 1996, see "RESTRUCTURING PLAN", below. Currently, all the Company's manufacturing facilities are in compliance with the ISO 9001 international quality standard.

While the Company manufactures several significant subassemblies, the substantial majority of its production costs are subassemblies, parts and components purchased from outside vendors. The balance of the Company's production costs relate to in-house assembly and testing. Certain of the parts and components included in the Company's products are obtained from a single source or a limited group of suppliers. The Company has long-term supply contracts with certain vendors and suppliers; the remaining parts and components are obtained by delivering purchase orders specifying the particular components. These vendors are not obligated to supply products for an extended period at specific quantities and prices. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results," of this Form 10-K for a discussion of factors that may affect the Company's ability to obtain materials, which information is incorporated by reference into Part I, Item 1 of this Form 10-K.

COMPETITION
-----------

The Company competes with a number of large multinational companies that have substantially greater resources, including, IBM, Fujitsu Limited and Hitachi Ltd., as well as similarly sized companies, including Amdahl Corp. and EMC Corp.

The markets for the Company's products are highly competitive and are characterized by rapid technological change and intense price competition. The Company believes that its ability to compete successfully depends on a number of factors, both within and outside of its control,

PAGE
including the quality, performance, and price of the Company's and its competitors' products, the timing and success of new product introductions by the Company and its competitors, and general economic conditions within and outside the U.S. In the network products arena, the Company faces strong competition in several key product areas, including hubs, switches, Asynchronous Transfer Mode (ATM) routers and channel extension products, from a number of companies with significant market share and financial resources. Further, because of the significance of IBM in mainframe operating environments, many of the Company's products are designed to be compatible with certain IBM operating systems and many of its products function like IBM equipment. As a result, the Company's business in the past has been, and in the future may be, adversely affected by a number of factors outside the control of the Company, including among others, modifications in the design or configuration of IBM computer systems, the announcement and introduction of new products by IBM, as well as the announcement of competing products by IBM and other competitors, and reductions in the pricing of such comparable systems, equipment or service. The Company is adapting its product offerings for the client-server, and intensifying its activities in this arena in response to the migration toward shared data storage. The Company anticipates that its ability to compete in the client-server systems market will depend on a number of factors within and outside its control, including the timely introduction and performance of products for the client-server market introduced by the Company and its competitors. For further discussion of competitive conditions, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Results," of this Form 10-K.

NEW PRODUCT DEVELOPMENT
-----------------------

The Company currently invests substantial resources in its product development efforts in order to maintain and enhance the competitiveness of its products. In 1995, 1994 and 1993, the Company devoted approximately 10%, 11%, and 12%, respectively, of its revenue to develop new products and enhance the performance of existing products. In an attempt to expand the Company's access to new technologies and reduce the amount of time necessary to bring new products to the market, the Company in the past has acquired other companies and has entered into joint development and other similar relationships with other companies. For example, the Company acquired Amperif Corporation in 1993 and Network Systems in 1995.

The Company spent approximately $187 million on research and product development activities in 1995, as compared to approximately $206 million in 1994 and approximately $191 million in 1993. Current research and development projects include: the development of enhancements for Iceberg and Kodiak; the completion of development activities related to RedWood and other Nearline tape products; the development of networking product enhancements. As of December 29, 1995, approximately 1,500 employees were engaged on a full-time basis in engineering and product development activities.

In the future, there can be no assurance that new products and product enhancements will be successfully developed or developed in a timely manner, or if introduced, that the products will achieve market acceptance. The Company has experienced delays from time to time in completing development activities and introducing new products and product enhancements and there can be no assurance that the Company will not encounter delays in the future. For further discussion of factors concerning product development, see Part II, Item 7, "Management's

PAGE

Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Results," of this Form 10-K.

INTELLECTUAL PROPERTY
---------------------

StorageTek's ability to compete is affected by its ability to protect its proprietary information. StorageTek protects its intellectual property rights through a combination of patents, trademarks, copyrights, confidentiality procedures, trade secret laws and licensing arrangements. The Company's policy is to apply for patents, or other appropriate proprietary or statutory protection, when it develops new or improved technology that is important to its business. StorageTek currently holds over 270 U.S. patents, as well as foreign counterparts to many of these patents in relevant markets, covering various aspects of its products. Four of these patents expire in 1996 and the remainder will expire from 1997 through 2015. The Company also has pending approximately 130 U.S. patent applications, including approximately 22 that have been allowed and are expected to be formally issued soon, as well as pending foreign counterparts to many of these applications. StorageTek also has licenses to use patents held by others. StorageTek owns, has license rights to, and/or has applied to register, over 40 trademarks, as well as copyrights. Taken as a whole, these assets are material to StorageTek's business. However, no individual patent, trademark, license or other item of proprietary information is singularly material to StorageTek's business.

The Company operates in an industry characterized by vigorous pursuit and protection of intellectual property rights, which has resulted in significant and sometimes protracted and expensive litigation. From time to time, StorageTek has commenced actions against other companies to protect or enforce its intellectual property rights. Similarly, StorageTek from time to time has been notified that it may be infringing certain patent or other intellectual property rights of others. Although licenses or royalty agreements are generally offered in such situations, there can be no assurance that litigation will not be commenced in the future regarding patents, copyrights, trademarks or trade secrets or that any license, royalty or other rights can be obtained on acceptable terms, or at all. StorageTek is currently engaged in certain proceedings relating to its intellectual property and alleged patent infringement. See Part I, Item 3, "Legal Proceedings" of this Form 10-K. For a discussion of factors concerning intellectual property see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Results," of this Form 10-K.

ENVIRONMENT
-----------

Compliance by StorageTek with provisions of federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material adverse affect on StorageTek. For 1995, StorageTek did not have any material expenditures for environmental control facilities. To date in 1996, StorageTek does not have pending and has not budgeted any material estimated expenditures for environmental control facilities. However, potential liability under environmental legislation is ongoing, regardless of whether or not StorageTek has complied with existing governmental guidelines.

PAGE

Government regulation of the environment and related compliance costs have increased in recent years. StorageTek cannot predict the nature or scope of future environmental laws or regulations or how they will be administered or whether compliance will require substantial expenditures. Based upon currently available information, StorageTek does not expect that future compliance with environmental regulations will have a material affect on StorageTek.

RESTRUCTURING PLAN
------------------

In the fourth quarter of 1995, the Company disclosed that it was evaluating its current operations and manner of conducting business and was implementing actions designed to restructure its business operations. On January 25, 1996, the Company disclosed that during the fourth quarter of 1995, it incurred restructuring charges of $167.2 million, to cover the cost of work force reductions of approximately 1,700 employees, facility closings and consolidations affecting its facilities located in Colorado, and other facilities located both within and outside the U.S., and asset writedowns. This restructuring was adopted in an effort to establish a more competitive cost structure in response to slower revenue growth and increasing price competition particularly in the online marketplace. In connection with the restructuring, the Company plans to focus on core businesses and outsource non-strategic activities, re-architect its distribution processes within and outside the U.S., and accelerate the integration of its Network Systems unit. Additional information concerning the 1995 restructuring plan is found in Part II, Item 7, "Management's Discussion and Analysis of Financial Results and Operations, " and Part IV, Item 14, Note 16 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, of this Form 10-K.

OTHER MATTERS
-------------

The Company employed approximately 10,000 persons on a full-time basis worldwide as of December 29, 1995.

The Company does not consider its business to be highly seasonal, although it historically has experienced increased sales revenue in the fourth quarter compared to other quarters due to customers' tendencies to make purchase decisions near the end of the calendar year. There can be no assurance that this historical trend will continue in 1996 and that fourth quarter results will be higher than any other quarter.

For the year ended December 29, 1995, no single customer accounted for 10% or more of the Company's consolidated total revenue.

No material portion of the Company's business is subject to contract termination at the election of the U.S. government.

Reference is made to the following NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS set forth in Part IV, Item 14, of this Form 10-K for certain additional information, which information is incorporated by reference herein:

  Note 2 Description of the Company's business combinations with Network Systems Corporation, Bytex Corporation, Amperif Corporation and Bus-Tech, Inc.

PAGE

  Note 3 Description of the Company's sale of its midrange lease assets in June 1995, and substantially all of its midrange service business in September 1995.

  Note 16 Description of the Company's restructuring and other charges in 1995 and prior years.

  Note 17 Information on the geographic operations of the Company's single business segment, which has been restated in connection with the Network Systems Corporation merger on March 7, 1995. See also Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- International Operations and Hedging Activities" and "Risk Factors that May Affect Future Results -- International Sales and Operations" for further discussion of the risks attendant to foreign operations.


Reference is also made to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K, for information regarding liquidity, including working capital, restructuring plans and risk factors that may affect future results.


ITEM 2.     PROPERTIES

StorageTek occupies facilities in 15 separate buildings in Boulder County, Colorado, comprising approximately 2.5 million square feet. Of these, approximately 2.2 million square feet are owned by StorageTek and the remaining space is leased. Currently, substantially all of this space is occupied. These facilities include StorageTek's executive offices, as well as manufacturing, research and development, and spare parts storage facilities.

StorageTek owns approximately 199,000 square feet of manufacturing facilities in the Palm Bay/Melbourne, Florida, area, and approximately 200,000 square feet of manufacturing, research and development, and administrative facilities in the Minneapolis, Minnesota, area. These facilities are approximately 50% and 100% utilized, respectively.
StorageTek occupies approximately 180,000 square feet of leased engineering, manufacturing and marketing facilities in Toulouse, France; 128,000 square feet of manufacturing facilities in Puerto Rico, of which approximately 78,000 square feet is owned and 50,000 square feet is leased; and approximately 38,000 square feet of leased manufacturing facilities in England. The facilities in France, Puerto Rico and England are approximately 55%, 80% and 100% utilized, respectively.

StorageTek also leases facilities at approximately 348 locations throughout the world, primarily for sales, customer services, and spare parts storage, as well as for limited research and product development purposes. Approximately 237 of these leased field offices are located in North America, with combined office and warehouse facilities totaling approximately 1,275,000 square feet in the United States and 100,000 square feet in Canada. As part of the restructuring activities in the fourth quarter of 1995, a number of the leased field office facilities have been fully or partially vacated and the Company is currently in the process of consolidating a number of facilities into other StorageTek facilities. The Company maintains approximately 95 field offices

PAGE
in Europe comprising approximately 540,000 square feet, and 15 offices in the Asia/Pacific region comprising approximately 75,000 square feet.

As part of the 1995 restructuring plan, the Company is in the process of consolidating its foreign field offices and entered into a letter of intent on February 28, 1996, to sell its 500,000 square foot research and manufacturing facility in Longmont, Colorado. Many of the Company's leases throughout the world contain renewal rights, cancellation rights and rights of first refusal on contiguous expansion space. At the present time, such facilities are adequate for the Company's purposes.


ITEM 3.     LEGAL PROCEEDINGS

In the second quarter of 1992, seven purported class actions were filed in the U.S. District Court for the District of Colorado against the Company and certain of its officers and directors. These actions were subsequently consolidated into a single action, and a consolidated amended complaint was filed on July 7, 1992, seeking an unspecified amount of damages. The complaint alleged that the defendants failed to properly disclose the status of development of a new product and the Company's business prospects. The complaint further alleged that the individual defendants sold shares of the Company's common stock based on material inside information, in violation of federal securities and common law. The court certified a class consisting (with certain exceptions) of those who purchased StorageTek's common stock and related securities from December 23, 1991, to August 7, 1992. A shareholder derivative action was also filed in the second quarter of 1992 based on substantially similar factual allegations was consolidated with the class action. On July 27, 1995, the Company and the plaintiffs in the shareholder class action and derivative litigation announced an agreement to settle the litigation. The settlement provided that, without admitting any wrongdoing, the Company would pay $30,680,000 for its portion of the settlement. The Company's insurance policies paid $24,320,000 as part of the total settlement of $55,000,000. As a result of the settlement, a one-time charge of $30,680,000 was recognized during the third quarter of 1995. The court gave final approval to the settlement in December 1995.

On June 10, 1993, the Company filed suit against EMC Corp. in U.S. District Court for the District of Colorado. The suit currently alleges infringement by EMC Corp. of a patent pertaining to the Company's disk storage technology. The complaint seeks an injunction prohibiting further infringement, treble damages in an unspecified amount, and an award of attorney fees and costs. EMC Corp. filed an answer and counterclaim on July 20, 1993, alleging, among other things, patent misuse by StorageTek and seeking the invalidation of the Company's patents, damages in an unspecified amount and an award of attorney fees, costs and interest. The case is in the discovery phase.

On September 23, 1994, EMC Corp. filed suit in U.S. District Court in Wilmington, Delaware, alleging infringement of a patent pertaining to disk storage technology. The complaint seeks an injunction, treble damages in an unspecified amount and an award of attorney fees and costs. On December 22, 1994, the Company filed a counterclaim for infringement of one of its patents and, in November 1995, added a second patent to its counterclaim. The case is in the discovery phase. A trial date has been set for May 1996.

PAGE

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties. The suit sought injunctive relief and damages in the amount of $2,400,000,000. On December 28, 1995, the court dismissed the complaint. The Company is currently proceeding with a counterclaim against Stuff for breach of its covenant not to sue, which was part of the 1990 settlement agreement.

On January 21, 1994, Bell Atlantic Business Systems Services, Inc. (BABSS) filed suit in Federal District Court for the Northern District of California, alleging that a number of the Company's service business policies were illegal, including price increases and parts and maintenance software availability. On January 4, 1996, the parties settled this suit. The settlement of this litigation did not involve any admission of wrongdoing by the Company, and had no material affect on the Company's financial position or results of operations.

On February 15, 1994, the Company filed suit in Boulder County, Colorado, District Court against Array Technology Corporation (Array) and Tandem Computers Incorporated (Tandem). The suit asked that the court order Array and Tandem either to support certain disk drives purchased from them or provide the Company with technical data necessary for StorageTek to provide such customer support. In March 1994, Array and Tandem filed their answer and also filed counterclaims against the Company alleging breach of contract and claiming damages. On June 10, 1994, the court ordered Array and Tandem to continue to provide support for these products and to maintain, in an independent escrow account, the materials necessary to enable the Company to support the products in the event Array and Tandem failed to provide such services. On May 30, 1995, the Company filed an amended complaint seeking damages. The case is in the discovery phase. A trial date has been set for November 1996.

On June 29, 1995, Odetics, Inc. filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company and two of its customers alleging that the "passthrough" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorney fees and costs. A trial commenced on January 22, 1996, and on February 1, 1996, a jury found that the Company's products did not infringe the 151 Patent. A notice of appeal to the U.S. Court of Appeals for the Federal Circuit is due March 29, 1996. A notice of appeal to the U.S. Court of Appeals for the Federal Circuit was filed by Odetics, Inc. on March 8, 1996.

On December 8, 1995, Odetics, Inc. filed a second patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company. The complaint alleges that the "cartridge access port" in certain of the Company's tape library products infringe the 151 Patent. The complaint seeks injunctive relief, treble damages in an unspecified amount, and an award of attorney fees and costs. This case has been stayed pending the outcome of any appeal to the U.S. Court of Appeals for the Federal Circuit with respect to the case filed by Odetics, Inc. in June 1995.

In addition, the Company is involved in various other less significant legal proceedings. The Company believes it has adequate legal defenses with respect to each of the suits cited above and intends to vigorously defend against these actions. However, it is reasonably possible that PAGE these cases could result in outcomes unfavorable to the Company. While the Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position, the outcome of litigation is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material affect on the Company's financial position or reported results of operations in a particular quarter. An adverse decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company's inability to ship products or components found to have violated third-party patent rights.

Information concerning certain of these legal proceedings is also contained in Note 14 of NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS identified in
Part IV, Item 14, of this Form 10-K.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of StorageTek security holders during the fourth quarter of the fiscal year ended December 29, 1995.

              EXECUTIVE OFFICERS OF THE REGISTRANT

     The following persons were serving as executive officers of the Company as of March 11, 1996.

NAME                     POSITION WITH COMPANY                 AGE
--------------------------------------------------------------------

Ryal R. Poppa             Chairman of the Board,                 62
                          President and Chief
                          Executive Officer

David E. Weiss            Executive Vice President               51
                          and Chief Operating Officer

Lowell Thomas Gooch       Executive Vice President               51
                          and General Manager of
                          Network Systems

John V. Williams          Executive Vice President of            52
                          Worldwide Field Operations

David E. Lacey            Corporate Vice President               49
                          and Interim Chief Financial
                          Officer

W. Russell Wayman         Corporate Vice President,              51
                          General Counsel and
                          Secretary


Mr. Poppa became Chairman of the Board, Chief Executive Officer and a director of the Company in January 1985, and President of the Company in January 1988. He is also a director of SemiTool Inc.

Mr. Weiss was appointed Chief Operating Officer on March 10, 1995. Mr. Weiss served as Executive Vice President of Systems Development from January 1993 to March 1995. He was a Senior Vice President of Marketing and Program Management Process from June 1992 to January 1993 and Corporate Vice President of Market Planning from August 1991 to June 1992.
PAGE

From March 1991 through August 1991, he was a staff vice president reporting to the Chief Executive Officer.

On November 20, 1995, Mr. Gooch was appointed as Executive Vice President and General Manager of the Company's Network Systems Corporation unit. From January 1989 to November 1995, Mr. Gooch was Executive Vice President of Operations of the Company. Mr. Gooch has been employed by the Company in various capacities since 1972.

Mr. Williams was appointed Executive Vice President of Worldwide Field Operations on January 1, 1995. Prior to that time, he served as Senior Corporate Vice President, Americas, from August 1993 through December 1994. He was Corporate Vice President from February 1992 through August 1993 and Vice President of North America from September 1990 through February 1992.

Mr. Lacey was appointed Interim Chief Financial Officer on February 1, 1995, in addition to his position as Corporate Vice President. Mr. Lacey became a Corporate Vice President in December 1990. He served as Corporate Controller of the Company from October 1989 to February 1995.

Mr. Wayman has served as Corporate Vice President since March 1991, General Counsel since January 1990 and Corporate Secretary of the Company since February 1990.

PAGE

                            PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The common stock of Storage Technology Corporation is traded on the New York Stock Exchange under the symbol STK. The table below reflects the high and low closing sales prices of the common stock on the New York Stock Exchange composite tape as reported by The Wall Street Journal for 1995 and 1994. On December 29, 1995, there were 17,431 record holders of common stock of StorageTek.


     1995                       High                Low
     ----------------------------------------------------
     First Quarter            $32.625             $18.625
     Second Quarter            26.750              17.875
     Third Quarter             29.500              23.750
     Fourth Quarter            27.625              22.250


     1994                       High                Low
     ----------------------------------------------------
     First Quarter            $40.625             $31.250
     Second Quarter            34.125              25.125
     Third Quarter             39.000              28.750
     Fourth Quarter            31.000              26.625



Dividends
---------

StorageTek has never paid cash dividends on its common stock. The Company currently plans to continue to retain future earnings for use in its business. Furthermore, the Company's existing multicurrency credit agreement and 9.53% Senior Secured Notes contain certain restrictions that limit the payment of cash dividends based primarily upon the Company's consolidated net income. As of December 29, 1995, under the terms of the multicurrency credit agreement, the Company did not have sufficient cumulative consolidated net income to permit the payment of cash dividends on its common stock.

PAGE

ITEM 6.SELECTED FINANCIAL DATA

The following data, insofar as it relates to the three fiscal years 1993 through 1995 (except for the 1993 Balance Sheet Data), has been derived from the consolidated financial statements appearing elsewhere herein, including the Consolidated Balance Sheet as of December 29, 1995, and December 30, 1994, and the related Consolidated Statement of Operations for each of the three years in the period ended December 29, 1995, and notes thereto. The data, insofar as it relates to the Balance Sheet Data as of December 31, 1993, December 25, 1992, and December 27, 1991, and the Statement of Operations Data for the fiscal years 1992 and 1991, has been derived from the historical financial statements of the Company for such periods, restated as appropriate to reflect mergers accounted for as poolings of interests.

The following table data (in thousands of dollars, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                  YEAR ENDED DECEMBER
                                             -----------------------------------------------------------------------
                                                 1995           1994           1993           1992           1991
                                             -----------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Revenue                                      $1,929,485     $1,871,350     $1,617,691     $1,774,325     $1,807,541
Cost of revenue                               1,217,622      1,186,942      1,072,784      1,179,756      1,197,798
                                              ---------      ---------      ---------      ---------      ---------
  Gross profit                                  711,863        684,408        544,907        594,569        609,743
Research and product development costs          187,275        206,083        191,048        177,699        144,686
Marketing, general, administrative and
  other income and expense, net                 445,889        425,490        393,991        388,496        363,356
Restructuring and other charges (Note 16)       212,207          8,000         90,414         60,310(a)       9,078(b)
                                              ---------      ---------      ---------      ---------      ---------
  Operating profit (loss)                      (133,508)        44,835       (130,546)       (31,936)        92,623
Interest income                                  43,325         46,935         62,438         75,885         80,339
Interest expense                                (34,347)       (40,832)       (43,853)       (49,991)       (53,398)
                                              ---------      ---------      ---------      ---------      ---------
  Income (loss) before income taxes
    and accounting change                      (124,530)        50,938       (111,961)        (6,042)       119,564
Provision for income taxes                      (17,800)       (18,900)        (9,500)       (27,200)       (21,200)
                                              ---------      ---------      ---------      ---------      ---------
  Income (loss) before cumulative effect
    of accounting change                       (142,330)        32,038       (121,461)       (33,242)        98,364
Cumulative effect of accounting
  change (Note 10)                                                             40,000
                                              ---------      ---------      ---------      ---------      ---------
  Net income (loss)                          $ (142,330)    $   32,038     $  (81,461)    $  (33,242)    $   98,364
                                              =========      =========      =========      =========      =========
Earnings (loss) per common share:
  Income (loss) before cumulative effect
     of accounting change                    $    (2.91)    $     0.38     $    (2.59)    $    (0.66)    $     1.99
   Net income (loss)                              (2.91)          0.38          (1.80)         (0.66)          1.99

BALANCE SHEET DATA
Working capital                              $  425,351     $  501,065     $  492,576     $  402,876     $  503,052
Total assets                                  1,888,629      2,144,458      2,064,851      2,011,007      2,055,897
Long-term debt                                  363,963        356,887        362,718        370,988        375,847
Stockholders' equity                            962,833      1,265,285      1,215,877      1,138,927      1,157,681


(a)    In 1992, the Company recognized restructuring charges of $60,310,000.
(b)    In 1991, the Company recognized merger expenses of $9,078,000.


PAGE

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements in the following discussions regarding the Company's future product and business plans, financial results, performance and events are forward-looking statements and are based on current expectations.
Actual results may differ materially due to a number of risks and uncertainties, including the risks detailed below in "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS."

GENERAL
-------

The Company reported a net loss for the year ended December 29, 1995, of $142.3 million on revenue of $1.93 billion, compared to net income for the year ended December 30, 1994, of $32.0 million on revenue of $1.87 billion and a net loss for the year ended December 31, 1993, of $81.5 million on revenue of $1.62 billion. The Company's results include restructuring and other charges of $212.2 million in 1995, $8.0 million in 1994, and $90.4 million in 1993. A $40.0 million benefit was also recognized in 1993 from the cumulative effect of a change in the method of accounting for income taxes.

As more fully discussed in Note 2 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, the Company, through a wholly owned subsidiary, completed a merger with Network Systems Corporation (Network Systems) on March 7, 1995. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements were restated for all periods prior to the merger to include the operations of Network Systems, adjusted to conform with StorageTek's accounting policies and presentation.

Revenue increased 3% in 1995 compared to 1994, primarily due to incremental sales revenue from the TimberLine 9490 (TimberLine(R)) 36-track cartridge subsystem and the Iceberg 9200 Virtual Storage Facility (Iceberg(R)). These increases were largely offset by a significant decline in revenue from midrange products, as well as lesser declines in revenue from older generation library and tape products and networking products. The significant decline in revenue from midrange products was primarily due to the sale of substantially all of the Company's midrange lease assets and midrange service business in the second and third quarter of 1995, respectively. As anticipated, revenue from older generation Nearline(R) products, including the 4480 18-track tape cartridge subsystem, Silverton
4490 36-track tape cartridge subsystem (Silverton), and 4410 Automated Cartridge System (ACS) library, decreased in 1995. The decline in revenue from networking products reflects slower than expected market acceptance of the Enterprise Routing Switch (ERS(TM)) and other new internetworking products, coupled with declines in older mainframe channel extension networking products. While revenue from Iceberg increased 73% for 1995 compared to 1994, the rate of growth fell short of the Company's expectations primarily due to continued price competition in the online marketplace, and slower than expected market acceptance.

Revenue increased 16% in 1994 compared to 1993, primarily due to increased sales of Silverton, Iceberg, and the PowderHorn 9310 (PowderHorn(R)), an ACS library. Sales of the Company's first-generation 4410 ACS library and 4480 18-track tape cartridge system declined in 1994, as did sales of midrange products.

PAGE

Improvements in revenue and operating results during 1996 are significantly dependent upon successfully addressing development and distribution issues associated with the Company's networking products, as well as the effective implementation of significant business restructuring activities initiated during the fourth quarter of 1995 in all parts of the Company's business. Risk factors that may affect future results also include the continuing success of TimberLine, Iceberg, Silverton and PowderHorn; successfully gaining market acceptance for the RedWood SD-3 (RedWood(TM)) and the Kodiak 9890 Scalable Storage Facility (Kodiak(TM)); the successful introduction of planned technological improvements to these products; intense competition and pricing pressure in the online marketplace; and the introduction of new products by competitors; among others. See "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS," below.

The Company's cash balances increased $36.4 million during 1995 as cash generated from operations of $306.0 was partially offset by net repayments of debt of $201.9 million, and investments in property, plant and equipment of $58.0 million. The Company's cash balances decreased $52.9 million during 1994 primarily as a result of significant investments associated with new products and increased $124.9 million during 1993 primarily as a result of proceeds from a preferred stock offering.

The following table, stated as a percentage of total revenue, presents consolidated statement of operations information and revenue by product line, which includes product sales, service and rental, and software revenue.

                                                 Year Ended December
                                       -------------------------------------
                                            1995          1994         1993
                                       -------------------------------------
Revenue:
   Nearline Products                        62.1%         55.2%        54.1%
   Online Products                          19.5          13.6          7.8
   Networking Products                      10.8          13.3         13.2
   Midrange and Other Products               7.6          17.9         24.9
                                            ----          ----         ----
      Total revenue                        100.0         100.0        100.0
Cost of revenue                             63.1          63.4         66.3
                                            ----          ----         ----
      Gross profit                          36.9          36.6         33.7
Research and product development costs       9.7          11.0         11.8
Marketing, general, administrative
  and other income and expense, net         23.1          22.8         24.4
Restructuring and other charges             11.0           0.4          5.6
                                            ----          ----         ----
      Operating profit (loss)               (6.9)          2.4         (8.1)
Interest income (expense), net               0.4           0.3          1.2
                                            ----          ----         ----
      Income (loss) before income
        taxes and cumulative effect
        of accounting change                (6.5)          2.7         (6.9)
Provision for income taxes                  (0.9)         (1.0)        (0.6)
                                            ----          ----         ----
      Income (loss) before cumulative
        effect of accounting change         (7.4)          1.7         (7.5)
Cumulative effect on prior years of
  change in method of accounting for
  income taxes                                                          2.5
                                            ----          ----         ----
      Net income (loss)                     (7.4)%         1.7%        (5.0)%
                                            ====          ====         ====

PAGE

REVENUE
-------

NEARLINE PRODUCTS

Revenue from Nearline products increased 16% in 1995 compared to 1994, primarily due to incremental sales of TimberLine, which became available in the fourth quarter of 1994. Revenue from PowderHorn also increased in 1995 compared to 1994. As anticipated, revenue from the 4480 18-track tape cartridge subsystem and Silverton, which represent earlier generation tape subsystems, declined in 1995. Revenue from the first generation 4410 ACS library also declined slightly in 1995. RedWood, a high-capacity tape drive, was introduced in the first quarter of 1995; however, the Company received no significant revenue contribution from RedWood in 1995.

Revenue from Nearline products increased 18% in 1994 compared to 1993, primarily due to increased sales of PowderHorn and Silverton. The Company also recognized incremental sales from TimberLine during the fourth quarter of 1994. Sales of the 4410 ACS library and 4480 18-track cartridge subsystem declined during 1994.

Incremental sales associated with TimberLine and RedWood are expected to offset future declines in revenue from earlier generation Nearline products. RedWood currently provides Small Computer System Interface (SCSI) support for multiple computing platforms. Future revenue contribution from RedWood is significantly dependent upon the Company's ability to deliver a version of the product which allows for the use of higher capacity tape cartridges. While the Company believes issues associated with the design and manufacture of higher capacity tape cartridges for RedWood were resolved during the fourth quarter of 1995, there can be no assurance that all RedWood development issues have been successfully addressed or that the product will gain market acceptance in the future.

ONLINE PRODUCTS

Revenue from online products increased 48% in 1995 compared to 1994, primarily due to incremental sales of Iceberg, which became available during the second quarter of 1994. While Iceberg sales revenue increased during 1995, the rate of revenue growth fell short of the Company's expectations, primarily due to the rapid rate of price erosion in the online marketplace, and slower than expected customer acceptance of Iceberg. The Company announced the commencement of initial shipments of Kodiak in the third quarter of 1995; however, the Company received no significant revenue contribution from Kodiak in 1995.

Revenue from online products increased 102% in 1994 compared to 1993, due to incremental sales of Iceberg. Iceberg sales fell short of the Company's expectations in 1994, primarily as a result of lower than anticipated unit sales volume, smaller configuration sizes, price competition, as well as longer than anticipated customer evaluation and acceptance periods.

Future revenue contribution from online products is significantly dependent upon successfully increasing production volumes of Kodiak without significant engineering, design or manufacturing difficulties, as well as the timely introduction of additional functions and features for both Iceberg and Kodiak in the highly competitive online marketplace. While the Company believes the introduction and production schedules for these additional functions and features are achievable, there can be no assurance that the schedules will be met, or that these

PAGE
functions and features will result in additional market acceptance for Iceberg and Kodiak. Future revenue contribution from online products is also significantly dependent upon the rate of future price declines in the marketplace. While worldwide demand for online storage capacity in the enterprise marketplace increased significantly in 1995, this increase was largely offset by declines in the price per megabyte for storage.

NETWORKING PRODUCTS

Revenue from networking products decreased 16% in 1995 compared to 1994. This decrease reflects anticipated declines in older mainframe channel extension networking products, coupled with slower than expected market acceptance of ERS and other internetworking products which support communication between networks. Revenue and operating results associated with networking products were adversely affected by difficulties encountered with the integration of Network Systems, and delays in the development of Asynchronous Transfer Mode (ATM) support for ERS.

Revenue from networking products increased 17% in 1994 compared to 1993, due to incremental revenue contribution from purchase acquisitions made during 1993 by Network Systems.

As part of its restructuring, the Company initiated efforts during the fourth quarter of 1995 to accelerate the integration of Network Systems, increase focus on core networking products for the information storage and retrieval marketplace, discontinue the development of future network hub products, modify the distribution structure for networking products, and reduce operating expenses. Improvements in revenue and operating results with respect to networking products are significantly dependent upon the successful implementation of these restructuring actions, the introduction of ATM support for ERS, and the introduction of enhancements for other networking products. The development of ATM support for ERS is completely dependent upon the success of the Company's joint development agreement with Northern Telecom, Inc. The Company does not anticipate ATM support for ERS will become available until 1997. There can be no assurance that the Company's joint development agreement with Northern Telecom, Inc. will be successful, or that the Company's networking product line will generate any significant future profits.

MIDRANGE AND OTHER PRODUCTS

Revenue from midrange and other products decreased 56% in 1995 compared to 1994. This decline is primarily the result of the Company's sale of its net investment in sales-type leases associated with its midrange business during the second quarter of 1995 and the sale of substantially all of the midrange service business during the third quarter of 1995. No material gain or loss resulted from the sale of the midrange lease assets as the gain on the lease asset sale was largely offset by transaction and integration costs. A one-time gain of approximately $8.8 million was recognized in connection with the sale of the midrange service business. As a result of the sale of the midrange lease assets and midrange service business, revenue from the midrange product line is expected to be significantly reduced in future periods.

Revenue from midrange subsystems and other products decreased 17% in 1994 compared to 1993. Midrange revenue and operating results during 1994 were adversely affected by a steep price erosion in the midrange online marketplace. A restructuring plan adopted by the

PAGE

Company in the third quarter of 1993 resulted in further reductions in midrange revenue as the Company redirected its marketing efforts to a segment of the midrange marketplace.

GROSS PROFIT
------------

Gross profit on product sales of 37% in 1995 was unchanged, compared to 1994. Gross profit improvements were obtained from product cost improvements, principally from Iceberg, and cost savings associated with the increased manufacturing volumes during 1995 for online and Nearline products. Product sales margins also benefited from reduced sales revenue contribution from lower margin midrange products as a result of the sale of the midrange lease assets. These improvements were offset by the continuation of price declines in the online marketplace, and a significant decrease in margin contribution from networking products.

Gross profit on product sales increased to 37% in 1994, compared to 33% in 1993, primarily as a result of a favorable product mix which included increased revenue contribution from higher margin products sold during 1994, such as Iceberg, Silverton, and PowderHorn; and reduced revenue contribution from lower margin midrange products.

Gross profit on service and rental revenue was unchanged at 36% in 1995, as compared to 1994. Gross profit on service and rental revenue increased slightly to 36% in 1994, compared to 35% in 1993.

The Company's ability to sustain or improve product sales margins during 1996 is significantly dependent upon the rate of the price declines in the online marketplace, achieving satisfactory manufacturing volumes associated with networking products to offset fixed costs, and achieving cost savings associated with the manufacture of its online and networking products. Product sales margins also may be adversely affected by inventory writedowns as a result of more rapid than anticipated technological changes. Service margins also may be affected in the future due to increased price competition.

RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------

Research and product development expenditures decreased 9% in 1995 compared to 1994, and declined as a percentage of revenue from 11.0% in 1994 to 9.7% in 1995. While the Company continued to invest in the development of new products and enhancements to existing products, these decreases reflect the completion of several major product development programs in 1994 and the implementation of cost-control measures directed at achieving targeted expense ratios. Research and product development increased 8% in 1994 compared to 1993, primarily due to costs incurred in connection with the continued development of TimberLine, RedWood, Iceberg and networking products.

MARKETING, GENERAL, ADMINISTRATIVE AND OTHER
--------------------------------------------

Marketing, general, administrative and other income and expense (MG&A and Other) increased 5% in 1995 compared to 1994 and remained relatively unchanged as a percent of revenue at 23% for both 1995 and 1994. The increase in MG&A and Other in 1995 is due primarily to increased marketing expenses resulting from higher sales volumes, and a charge of $13.7 million incurred as a result of activities indirectly related to the Company's 1995 restructuring. Also included within MG&A and Other for 1995 is a one-time gain of $8.8 million realized on the

PAGE
sale of substantially all of the Company's midrange service business. Gains and losses associated with foreign currency transactions and translation adjustments, net of associated hedging results, are included in MG&A and Other and aggregated a net loss of $4.3 million for 1995, compared to a net loss of $1.2 million in 1994.

MG&A and Other increased 8% in 1994 compared to 1993, primarily due to an increase in operating expenses as a result of higher sales volumes and costs incurred in connection with the introduction of new products. These increases were partially offset by lower marketing expenses related to the midrange business and reduced foreign currency losses in 1994, compared to 1993. Gains and losses associated with foreign currency transactions and translation adjustments, net of associated hedging results, aggregated a net loss of $1.2 million for 1994, compared to a net loss of $9.0 million in 1993.

See "INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES," below, for further discussion of the foreign exchange risks associated with the Company's international operations and the related foreign currency hedging activities.

RESTRUCTURING AND OTHER CHARGES
-------------------------------

Restructuring and other charges consist of the following (in thousands of dollars):

                                              Year Ended
                      ----------------------------------------------------
                            December 29,   December 30,     December 31,
                                 1995           1994             1993
                      ----------------------------------------------------

Restructuring charges          $167,175         $8,000          $77,832
Litigation settlement            30,680
Merger and consolidation
  charges                        14,352                           5,522
Acquired research and
  development                                                     7,060
                                -------          -----           ------
                               $212,207         $8,000          $90,414
                                =======          =====           ======


See Note 14 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for a discussion of the $30.7 million charge associated with the settlement of litigation in 1995. See Note 2 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for a discussion of the $14.4 million charge associated with the merger with Network Systems in 1995 and the $5.5 million charge associated with the merger with Amperif Corporation in 1993. See Note 2 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, also, for a discussion of the $7.1 million charge incurred in connection with Network Systems' acquisition of Bytex Corporation in 1993.

PAGE

The following table summarizes the activity in the Company's restructuring reserves during the last three years (in thousands of dollars):

                                       Employee        Asset             Lease           Other
                                      Severance      Writedowns       Abandonments    Exit Costs        Total
                                     -------------------------------------------------------------------------
Balances, December 25, 1992            $ 2,794                         $ 2,536          $ 4,866       $ 10,196

Restructuring charges                   12,636        $ 59,178           3,490            2,528         77,832
Cash payments                           (7,955)                           (769)          (3,598)       (12,322)
Asset writedowns                                       (59,178)                                        (59,178)
Reclassifications to other
  restructuring charges                 (1,236)                                                         (1,236)
                                        ------         -------          ------           ------        -------

Balances, December 31, 1993              6,239               0           5,257            3,796         15,292

Restructuring charges                    3,000           2,200           2,300              500          8,000
Cash payments                           (6,203)                         (1,775)            (684)        (8,662)
Asset writedowns                                        (2,200)                                         (2,200)
                                        ------         -------          ------           ------        -------

Balances, December 30, 1994              3,036               0           5,782            3,612         12,430

Restructuring charges                   49,265          91,609          16,660            9,641        167,175
Cash payments                           (9,613)                         (3,904)          (3,081)       (16,598)
Asset writedowns                                       (91,609)                                        (91,609)
                                        ------         -------          ------           ------        -------

Balances, December 29, 1995            $42,688        $      0         $18,538          $10,172       $ 71,398
                                        ======         =======          ======           ======        =======


1995 RESTRUCTURING

As more fully discussed in Note 16 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, during the fourth quarter of 1995, the Company recorded a restructuring charge of $167.2 million related to the adoption by the Company of a formal action plan for restructuring its enterprise and networking businesses. The restructuring was adopted in an effort to establish a more competitive cost structure in response to slower revenue growth and increasing price competition, particularly in the online marketplace. In connection with the restructuring, the Company plans to focus on core businesses and outsource non-strategic activities, rearchitect its distribution processes and accelerate the integration of Network Systems, which was acquired in March 1995.

The majority of the Company's restructuring actions were either completed in the fourth quarter of 1995 or are expected to be completed during 1996. As of December 29, 1995, the remaining accrual associated with this restructuring was approximately $67.6 million. This accrual consisted of estimated future employee severance obligations of approximately $42.5 million; estimated future rent obligations associated with excess lease space of approximately $16.0 million; and accruals for other exit costs associated with the restructuring of approximately $9.1 million. While the majority of these remaining accruals are expected to result in future cash outflows, these outflows are not expected to have a material affect on the Company's liquidity.

PAGE

The 1995 restructuring is expected to yield expense reductions on an annual basis through the elimination of recurring costs as follows (in thousands of dollars):

         Employee cost savings                     $ 90,000
         Depreciation and amortization savings       20,000
         Lease abandonments and other cost savings   15,000
                                                    -------
            Total estimated annual savings         $125,000
                                                    =======


The Company does not expect to realize the full benefit of the expense reductions until the second half of 1997 when all associated restructuring activities are expected to be completed. While the Company is currently evaluating various outsourcing and automation projects in order to gain further improvements in operating efficiencies, the Company does not anticipate that any material incremental costs have been or will be incurred as part of the restructuring which would offset the anticipated expense reductions described above.

The Company believes that its restructuring programs over the past several years have eliminated certain non-essential functions and excess costs. Based on current short and long-term forecasts, the Company believes that such cost reductions will benefit future operations. While the Company does not currently foresee any significant additional restructuring charges in the near future, the successful implementation of the action plans associated with the Company's 1995 restructuring during 1996 and 1997 is critical to achieving improved operating results in future periods. There can be no assurance that the anticipated expense reductions will be achieved, or that the Company's restructuring activities will otherwise be successful or sufficient to allow the Company to generate improved operating results in future periods. It is possible that changes in the Company's business or in its industry may necessitate future restructuring charges, which may be significant.

1994 RESTRUCTURING

As more fully discussed in Note 16 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, during the fourth quarter of 1994, Network Systems recorded a restructuring charge of $8.0 million in connection with an expense reduction plan.

As of December 29, 1995, substantially all actions associated with the 1994 restructuring have been completed and the remaining accrual associated with this restructuring of approximately $0.5 million related principally to future rent obligations associated with excess lease space. No material cash outflows are anticipated to result from this restructuring in the future.

1993 RESTRUCTURINGS

As more fully discussed in Note 16 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, during the third quarter of 1993, StorageTek recorded a restructuring charge of $69.2 million and, during the fourth quarter of 1993, Network Systems recorded a restructuring charge of $8.6 million for an aggregate 1993 restructuring charge of $77.8 million for the combined companies.

As of December 29, 1995, substantially all actions associated with the 1993 restructurings have been completed and the remaining accrual associated with these restructurings of

PAGE
approximately $3.3 million related principally to future rent obligations associated with excess lease space. No material cash outflows are anticipated to result from these restructurings in the future.

INTEREST INCOME AND EXPENSE
---------------------------

Interest income decreased 8% in 1995 compared to 1994, primarily due to a reduction in the Company's net investment in sales-type lease balance. Despite an increase in market interest rates, interest income decreased 25% during 1994 compared to 1993, due to a reduction in net investment in sales-type leases and a decrease in the Company's cash balances available for investment.

Interest expense decreased 16% in 1995 compared to 1994, due primarily to a reduction of nonrecourse borrowings and other long-term debt in the second half of 1995. Interest expense decreased 7% in 1994 compared to 1993, primarily as a result of reduced levels of nonrecourse borrowings in the first half of 1994.

The reductions in the balances of net investment in sales-type leases and nonrecourse borrowings during 1995 reflect the sale of the Company's midrange lease assets and the repayment of the associated lease borrowings during 1995. As further discussed in Note 9 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, on December 15, 1995, the Company exercised its right to exchange 7% convertible subordinated debentures for all of its outstanding shares of preferred stock. As a result of the exchange, interest expense will increase and the obligation to pay preferred stock dividends will be eliminated. As more fully discussed in Note 19 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, the Company announced on February 9, 1996, that it intends to sell substantially all of its net investment in sales-type leases. In connection with this sale, the Company intends to repay its outstanding nonrecourse borrowings and 9.53% Senior Secured Notes. The completion of this proposed transaction would result in further reductions in interest income and expense during 1996.

INCOME TAXES
------------

As further discussed in Note 10 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, effective as of the beginning of the fiscal year 1993, the Company was required to change its method of accounting for income taxes from Statement of Financial Accounting Standards (SFAS) No. 96 to SFAS No.
109. A one-time benefit of $40 million was recognized in the first quarter of 1993 as a result of the adoption of the new income tax accounting standard on a prospective basis. The adoption of SFAS No. 109 had no cash flow impact.

SFAS No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company's operating losses and tax credits can be carried forward, the existence of taxable temporary differences, the Company's earnings history, and the Company's near-term earnings expectations. Based on the currently available information, management has determined that the Company will more likely than not realize $74.9 million of net deferred income tax assets as of December 29, 1995.

PAGE

The Company's provision for income taxes relates primarily to U.S. state taxes and taxable earnings associated with its international operations in certain foreign countries. The Company's effective tax rate can be subject to significant fluctuations due to dynamics associated with the mix of its U.S. and international taxable earnings. See Note 10 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for information with respect to the current status of the Internal Revenue Service examinations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL

The Company's cash balances increased $36.4 million and short-term investments decreased $5.5 million from December 30, 1994, to December 29, 1995. The increase in cash during 1995 primarily resulted from cash generated from operations of $306.0 million; offset by net repayments of debt of $201.9 million and investments in property, plant and equipment of $58.0 million. Net cash provided by operations was $306.0 million for 1995 compared to $75.2 million for 1994 and $84.0 million for 1993. Net cash provided by operations for 1995 includes cash generated from the sale of midrange lease assets and midrange service business of approximately $193.0 million and refunds from the Internal Revenue Service of $17.8 million, offset by a one-time payment associated with the settlement of shareholder litigation of approximately $30.7 million. The net repayment of debt for 1995 of $201.9 million was primarily due to the repayment of borrowings associated with the sale of midrange lease assets.

The decrease of $52.9 million in cash balances during 1994 primarily resulted from investments in equipment held for sale or lease of $93.3 million, and in property, plant and equipment of $120.1 million; offset by income tax refunds received by Network Systems of $23.9 million. The increase of $124.9 million in cash balances during 1993 reflects the net proceeds of $166.5 million from the preferred stock offering, coupled with the net cash generated by operating activities of $84.0 million, partially offset by investments in property, plant and equipment of $83.4 million, and net repayments of debt of $24.5 million.

The current ratio decreased to 1.8 as of December 29, 1995, from 2.0 as of December 30, 1994. Accounts receivable increased from $353.5 million as of December 30, 1994, to $396.5 million as of December 29, 1995, primarily due to an increase in end-user sales in relation to sales-type leases. Inventories decreased from $261.7 million as of December 30, 1994, to $214.6 million as of December 29, 1995, principally as a result of the sale of substantially all of the Company's midrange business, as well as strong year-end demand for Nearline products in 1995.

AVAILABLE FINANCING LINES

The Company has a $200 million secured multicurrency credit agreement with a group of U.S. and international banks (the Revolver) which expires on March 29, 1996. The interest rates available under the Revolver depend on the type of advance selected; however, the primary advance rate is the agent bank's prime lending rate (8.5% at December 29, 1995). The total amount available under the Revolver is limited to a monthly borrowing base determined as a percentage of the Company's eligible accounts receivable, lease assets (primarily net investments in sales-type leases not previously utilized for other secured borrowings), and equipment awaiting revenue recognition. To obtain funds under the Revolver, the Company is

PAGE
required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. As of December 29, 1995, the Company had no outstanding advances under the Revolver and had approximately $116 million of available credit under the Revolver.
The Company expects to negotiate a new multicurrency credit agreement prior to the expiration of the Revolver on March 29, 1996. There can be no assurances, however, that the Company will be able to complete a new credit agreement on terms acceptable to the Company.

The Company has historically provided lease financing to its customers and, to the extent not funded with nonrecourse or other borrowings, utilized its lease assets as a source of liquidity. As more fully discussed in Note 19 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, the Company announced on February 9, 1996, that it intends to sell its net investment in sales-type leases and enter into a worldwide lease financing alliance. The Company expects to close the proposed transaction by the end of the first quarter of 1996, and anticipates an extraordinary gain if the transaction is completed. In connection with the sale of its net investment in sales-type leases, the Company intends to repay its outstanding nonrecourse borrowings and its 9.53% Senior Secured Notes. The completion of this transaction is expected to provide a significant one-time source of cash at the time of closing; however, the Company would no longer have lease assets as a source of liquidity on a going forward basis.

As more fully discussed in Note 19 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, on January 29, 1996, the Company entered into a one-year agreement with a bank which provides for the sale of certain U.S. and foreign based accounts receivable on a recourse basis. This agreement allows for receivable sales of up to $40 million at any one time and StorageTek's obligations under the agreement will be secured by a letter of credit for the amount of the receivables sold. The selling price of the receivables will be partially determined based upon foreign currency exchange rates and any gains or losses on the sales will be recognized within MG&A and Other in the Consolidated Statement of Operations at the time the receivables are sold. As of February 23, 1996, the Company had committed to future cumulative sales of approximately $206 million. Gains and losses associated with the receivable sales are not expected to have a material affect on the Company's reported financial results after taking into consideration other transactions associated with the Company's international operations.

After consideration of the factors noted above which potentially affect the Company's future liquidity, the Company believes it has adequate working capital and financing capabilities to meet its anticipated operating and capital requirements for the next 12 months, including new product offerings. Over the longer term, the Company intends to continue to commit substantial amounts of its resources to research and development projects and may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may seek to fund these activities or possible transactions through the issuance of additional equity or debt. The issuance of equity or convertible debt securities could result in dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, can be completed on terms acceptable to the Company.

PAGE

LONG-TERM DEBT-TO-TOTAL CAPITALIZATION

The Company's long-term debt-to-total capitalization ratio increased to 27% as of December 29, 1995, from 22% as of December 30, 1994. This increase resulted from the exchange of $171.2 million of 7% convertible subordinated debentures for all of the Company's outstanding preferred stock on December 15, 1995, and reductions in stockholders' equity resulting from the restructuring and other charges of $212.2 million incurred during 1995.

REPAYMENT OBLIGATIONS AND CONVERSION FEATURES

Pursuant to the indenture related to the Company's 8% Convertible Subordinated Debentures due 2015 (8% Convertible Debentures), the Company is required to make semiannual interest payments on the $145.6 million principal amount of the 8% Convertible Debentures outstanding. The 8% Convertible Debentures are convertible at the option of the holder into common stock at a price of $35.25 per share. The 8% Convertible Debentures are currently redeemable at the option of the Company at a premium of 4.0%, and are redeemable at decreasing premiums through May 30, 2000. The Company is required to make annual principal payments of $8 million, plus accrued interest, into a sinking fund beginning May 31, 2000, to provide for the retirement of 75% of the 8% Convertible Debentures prior to their maturity on May 31, 2015. 8% Convertible Debentures purchased by the Company in the open market and 8% Convertible Debentures converted to common stock may be applied to the sinking fund requirements. As of December 29, 1995, the Company held 8% Convertible Debentures in the principal amount of $14.4 million available for sinking fund payments.

In connection with the Company's 9.53% Senior Secured Notes due August 31, 1996 (the Notes), the Company is required to make semiannual interest payments on the $55 million principal amount outstanding. All principal amounts are due and payable on August 31, 1996. The Notes are redeemable at the option of the Company, in whole or in part, at a premium which is determined based on current interest rates and the time remaining until maturity. As further discussed in Note 19 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, the Company intends to prepay the Notes in March 1996 in connection with the sale of its net investment in sales-type leases.

On December 15, 1995, the Company exercised its right to exchange 7% Convertible Subordinated Debentures due 2008 (7% Convertible Debentures) for all of its outstanding shares of $3.50 Convertible Exchangeable Preferred Stock, $.01 par value (Preferred Stock). The Preferred Stock was exchanged at a rate of $50 principal amount of 7% Convertible Debentures for each share of Preferred Stock. The exchange resulted in the Company issuing 7% Convertible Debentures in the aggregate principal amount of $171.2 million.

Pursuant to the indenture related to the Company's 7% Convertible Debentures, the Company is required to make semiannual interest payments on the $171.2 million principal amount of the 7% Convertible Debentures outstanding. The first interest payment is due March 15, 1996, for the three-month period from the date of the exchange. The 7% Convertible Debentures are unsecured, subordinated obligations of the Company and are currently convertible into common stock at a price of $23.50 per share. The 7% Convertible Debentures are pari parsu with the Company's 8% Convertible Debentures. The 7% Convertible Debentures are redeemable for cash at any time on and after March 15, 1996, in whole or in part, at the option of the Company, initially at a premium of 4.9%, and are redeemable at decreasing premiums thereafter through

PAGE

March 15, 2003. The Company is required to make annual payments into a sinking fund beginning March 15, 2003, in the amount of $17.1 million to provide for the retirement of 50% of the 7% Convertible Debentures prior to their maturity on March 15, 2008. 7% Convertible Debentures purchased by the Company in the open market and 7% Convertible Debentures converted to common stock may be applied to the sinking fund requirements. As of December 29, 1995, the Company held no 7% Convertible Debentures available for sinking fund payments.

INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES
-----------------------------------------------

In 1995, approximately 41% of the Company's revenue was generated by its international operations. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe, principally Germany, France and the United Kingdom; Japan; Canada and Australia. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operations and financial results can be materially affected by changes in foreign currency exchange rates.

In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a hedging program which takes into account operating and financing activities to reduce exposures and utilizes foreign currency options and forward exchange contracts. The Company utilizes foreign currency options, generally with maturities of less than one year, to hedge a portion of its exposure to exchange-rate fluctuations in connection with anticipated revenue from its international operations. Gains and losses on the options are deferred and recognized as an adjustment to the hedged revenue. The Company also utilizes forward exchange contracts, generally with maturities of less than two months, to hedge its exposure to exchange-rate fluctuations in connection with net monetary assets held in foreign currencies. The forward contracts are marked-to-market each month with any gains or losses recognized within MG&A and Other as an adjustment to the foreign exchange gains and losses on the translation of net monetary assets. See Note 15 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information with respect to the Company's foreign currency hedging activities, including an assessment of the market and credit risks associated with these activities. See "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS - INTERNATIONAL SALES AND OPERATIONS," below, for further discussion of other factors which may affect the Company's international operations.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------

NEW PRODUCTS AND TECHNOLOGICAL CHANGE

The Company believes that the successful and timely development of new products, software applications and enhancements will play a key role in determining its results of operations and competitive strength in the future. During the past several years, the Company has introduced many key products including Iceberg, Kodiak, TimberLine, RedWood, and PowderHorn, and has plans to introduce new products and enhancements that it believes will be key to its financial strength and competitiveness. In the past, the Company has encountered defects which have delayed the introduction of new products and product enhancements, and the manufacture of existing products. These delays have, from time to time, adversely affected the Company's financial results and competitive position in the market. There can be no assurances that the

PAGE

Company will not encounter product delays in the future, or that despite intensive testing by the Company, flaws in design or production will not occur, which could result in the Company experiencing a rate of failure in its products that delay the sale of its products, trigger substantial repair or replacement costs, excessive warranty claims and damage to the Company's reputation and have a material adverse affect upon the Company's financial results.

The market for the Company's products is characterized by rapid technological advances which necessitate frequent product introductions and enhancements, and can result in unpredictable product transitions, significant price erosion, and shortened product life cycles. To be successful in this market, the Company must make significant investments in research and product development and introduce competitive new products and enhancements to existing products on a timely basis. Delays associated with development and introduction of new products have resulted, from time to time, in the Company incurring significant accounting charges to reflect the impaired values of associated business acquisitions, inventory, and other product-line specific assets. There can be no assurance that new products developed by the Company will be accepted in the marketplace. Moreover, certain components of the Company's products operate near the present limits of electronic and physical performance capabilities and are designed and manufactured with relatively small tolerances.

DEPENDENCE ON IBM SYSTEMS

Many of the Company's products are designed to be compatible with certain IBM operating systems and many of its products function like IBM equipment due to the significance of the IBM computer operating environments. Future revenue from products and services is therefore dependent on the marketplace's continued widespread acceptance of and IBM's continued support of these products. While the Company believes that customers will continue to use, and IBM will continue to support, these operating systems and products, there can be no assurances of such continued use and support. A significant shift away from the mainframe environment or modifications in the design or configuration of IBM computers may have a material adverse affect on the Company's business. The Company is adapting its product offerings to address the client-server market through the development of network attached storage products; however, most of these products are only in the engineering phase of development. There can be no assurances that the Company will be successful in timely developing and marketing products to address the rapidly expanding client-server market.

INTENSE COMPETITION; PRICING PRESSURES

The Company competes with a number of large multinational companies that have substantially greater resources than the Company's, including IBM, Fujitsu Ltd., and Hitachi, Ltd., as well as similarly sized companies, including Amdahl Corporation and EMC Corporation. Industry estimates currently show that while demand for online storage capacity in the enterprise marketplace is expected to increase in 1996, price erosion is expected to more than offset this growth in demand. Competition could be affected by cooperative alliances and relationships with competitors and prospective customers that may emerge and rapidly acquire market share, which may have a material adverse affect on the Company's business and financial results.

The Company competes with a number of networking companies that have a greater presence in the networking marketplace, including 3Com, Cisco Systems, Inc., Cabletron Systems, Inc. and Bay Networks, Inc. The operating results of the Company's networking product line did not meet its expectations in 1995 due to difficulties encountered with the integration of Network Systems, and delays in the development of ATM support for ERS. The development of ATM support for

PAGE

ERS is completely dependent upon the success of the Company's joint development agreement with Northern Telecom, Inc. The Company does not anticipate ATM support for ERS will become available until 1997. There can be no assurance that the Company's joint development agreement with Northern Telecom, Inc. will be successful, or that the Company's networking product line will generate any significant future profits. The Company's inability to successfully and timely develop and introduce new network products and product enhancements, expand its market penetration through new distribution channels and improve the margins on its network products through effective cost controls could have a material adverse affect on the Company's future business and financial results.

The Company is adapting its product offerings for, and intensifying its activities in, the client-server arena in response to the migration toward shared data storage. The Company anticipates that its ability to compete in the client-server systems market will depend on a number of factors within and outside its control, including the timely introduction and performance of products for the client-server market introduced by the Company and its competitors.

INTELLECTUAL PROPERTY

The Company's competitive strength is affected by its ability to protect its proprietary information. StorageTek protects its intellectual property rights through a combination of patents, trademarks, copyrights, confidentiality procedures, trade secret laws and licensing arrangements. The Company's policy is to apply for patents, or other appropriate proprietary or statutory protection when it develops new or improved technology that is important to its business. Such protection, however, may not preclude competitors from developing products similar to the Company's products. In addition, competitors may attempt to restrict the Company's ability to compete by advancing various intellectual property law theories which could, if enforced by the courts, restrict the Company's ability to develop and manufacture interoperable products. Also, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. The Company also relies on certain technology that is licensed from others. The Company is unable to predict whether these license arrangements can be renewed on terms acceptable to the Company. The Company's intellectual property rights are material to the Company's business. The failure to successfully protect its intellectual property rights or obtain licenses from others as needed could have a material adverse affect on the Company's business and financial results.

The high technology industry is characterized by vigorous pursuit and protection of intellectual property rights or positions, which in some instances has resulted in significant litigation and is often protracted and expensive. Litigation by or against the Company could result in significant expense and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in any determination unfavorable to the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes, enter into royalty arrangements, or obtain licenses to the infringing technology. There can be no assurances that the Company would be successful in such development or that such license or royalty arrangements would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. The Company has, from time to time, commenced actions against other companies to protect or enforce its intellectual property rights. Similarly, the Company has, from time to time, been notified that it may be infringing certain patent or other intellectual property rights of others. Currently, the Company is involved in a number of proceedings relating to its intellectual property

PAGE
and patent infringement.  See Part III, Item 3, "Legal Proceedings" and
Note 14 of NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS for additional information with respect to the Company's legal proceedings.

INTERNATIONAL SALES AND OPERATIONS

During 1995, approximately 41% of the Company's revenue was derived from sales in markets outside the United States, primarily in Europe. The Company expects that international sales will continue to account for a significant portion of its revenue for the foreseeable future. During 1995, the Company commenced manufacturing operations in Toulouse, France and plans to expand the volume of its production at the Toulouse facility in 1996.
The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, in the past, the Company's business has been adversely affected by recessions in Europe. In addition, the Company is subject to the risks of conducting business outside the United States, including fluctuations in foreign currency exchange rates, changes in or impositions of legislative or regulatory requirements, tariffs, quotas, difficulty in obtaining export licenses, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors outside the Company's control. In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold may not protect the Company's intellectual property rights to the same extent as the laws of the United States. To date, the Company has not experienced any material adverse affects on its operations as a result of the foregoing factors. There can be no assurances, however, that one or more of the foregoing factors will not have a material adverse affect on the Company's business or financial results in the future.

MANUFACTURING RISKS; DEPENDENCE ON SUPPLIERS

The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and components. However, the Company purchases certain important components and products from single suppliers that the Company believes are currently the only manufacturers of the particular components that meet the Company's qualification requirements and other specifications. In addition, the Company manufactures some key components, or its products include components, for which alternative sources of supply are not readily available. In the past, certain of the Company's suppliers have experienced occasional technical, financial or other problems that have delayed deliveries, without significant effect on the Company. An unanticipated failure of any sole source supplier to meet the Company's requirements for an extended period, or an interruption of the Company's ability to secure comparable components, could have a material adverse affect on its revenue and results of operations. In the event a sole source supplier was unable or unwilling to continue to supply components, the Company would have to identify and qualify other acceptable suppliers. This process could take an extended period and no assurance can be given that any additional source would become available or would be able to satisfy the Company's production requirements on a timely basis.

RESTRUCTURING PLAN

During the fourth quarter of 1995, the Company recorded a restructuring charge of $167.2 million to cover the costs of work force reductions of approximately 1,700 employees, facility closings and consolidations, and asset writedowns. This restructuring was adopted in an effort to establish a more competitive cost structure in response to slower revenue growth and increasing price competition in the marketplace. In connection with the restructuring, the Company plans to focus

PAGE
on core businesses and outsource non-strategic activities, rearchitect its distribution processes and accelerate the integration of Network Systems, which was acquired in March 1995. There can be no assurance that the Company will achieve anticipated expense reductions, or that the Company's restructuring activities will otherwise be successful or sufficient to allow the Company to generate improved operating results in future periods. It is possible that changes in the Company's business or in its industry may necessitate future restructuring charges, which may be significant. See
Item 1, Part 1, "Restructuring Plan," "Restructuring and Other Charges," above, and Note 16 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information regarding the Company's restructuring plan.

EARNINGS FLUCTUATIONS

The Company's reported earnings have fluctuated significantly and may continue to fluctuate significantly from quarter to quarter due to a variety of factors including, among others, the effects of (i) customers' historical tendencies to make purchase decisions near the end of the calendar year,
(ii) the timing of the announcement and availability of products and product enhancements by the Company and its competitors, (iii) fluctuating foreign currency exchange rates, (iv) longer than anticipated customer acceptance periods for the Company's products, and (v) changes in the mix of products sold.

VOLATILITY OF STOCK PRICE

The trading price of the Company's common stock has fluctuated and in the future may fluctuate substantially in response to reported earnings, industry conditions, new product or product development announcements by the Company or its competitors, announced acquisitions and joint ventures by the Company or its competitors, general market and economic conditions, international currency fluctuations and other events or factors. Further, the volatility of the stock markets in recent years has caused wide fluctuations in trading prices of stocks of high technology companies independent of their individual operating results. In the future, the Company's reported earnings may be below the expectations of stock market analysts and investors, and in such events, there could be an immediate and significant adverse affect on the trading price of the Company's common stock.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data listed in the Index to Consolidated Financial Statements at Item 14 of this Form 10-K are incorporated by reference into this Item 8 of Part II of this Form 10-K.

PAGE

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There have been no disagreements with the Company's independent accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events.

As described in the Company's current report on Form 8-K dated as of April 3, 1995, and amended by Forms 8-K/A dated April 7, 1995 and April 12, 1995, at a meeting of the Company's Audit Committee held on March 16, 1995, the Committee determined to engage the accounting firm of Price Waterhouse LLP (Price Waterhouse) as independent accountants for all subsidiaries of the Company for 1995, subject to approval of shareholders. The shareholders ratified the appointment on May 24, 1995, at the Annual Meeting of Shareholders. As a result, the Company's subsidiary, Network Systems, disengaged the accounting firm of Ernst & Young LLP (Ernst & Young) and retained the accounting firm of Price Waterhouse, who had been auditing the Company and all subsidiaries except Network Systems. Price Waterhouse has expressed reliance upon Ernst & Young's report in their report on the consolidated financial statements of the Company for the years ended December 30, 1994, and December 31, 1993. Ernst & Young's report on the financial statements for 1994 and 1993 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty or audit scope. Additionally, there were no report modifications for accounting principles in the years ended December 30, 1994, and December 31, 1993.

PAGE

                            PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information concerning the identity, background and experience of the Company's directors is set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement concerning the Annual Meeting of Stockholders to be held May 30, 1996 (the "Proxy Statement"), which information is incorporated herein by reference. Also, the information concerning executive officers set forth under the caption "Executive Officers of the Registrant," in Part I of this Form 10-K is incorporated herein by reference.

The information concerning Forms 3, 4, and 5 filed by Section 16 reporting persons set forth under the caption "Compensation of Executive Officers -- Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information concerning compensation of executive officers and directors required under this item is contained in the Proxy Statement under the captions "Compensation of Executive Officers" and "Standard Arrangements for Compensation of Directors," and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT

The information concerning certain principal holders of securities and security ownership of executive officers and directors required under this item is contained in the Proxy Statement under the captions "Voting Securities of the Company -- Security Ownership," which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information concerning certain relationships and related transactions required under this item is contained in the Proxy Statement under the captions "Standard Arrangements for Compensation of Directors" and "Compensation of Executive Officers," which is incorporated herein by reference.

PAGE

                            PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
            REPORTS ON FORM 8-K

  (a)  The following documents are filed as a part of this report:


1.  Financial Statements:
    ---------------------                                       PAGE

    Consolidated Balance Sheet at December 29, 1995,
       and December 30, 1994                                     F-1

    Consolidated Statement of Operations for the
       Years Ended December 29, 1995, December 30, 1994
        and December 31, 1993                                    F-2

    Consolidated Statement of Cash Flows for the
       Years Ended December 29, 1995, December 30, 1994
       and December 31, 1993                                     F-3

    Consolidated Statement of Changes in Stockholders'
       Equity for the Years Ended December 29, 1995,
       December 30, 1994, and December 31, 1993                  F-4

    Notes to Consolidated Financial Statements                   F-5

    Report of Independent Accountants for Storage
       Technology Corporation                                   F-31

    Report of Independent Accountants for
       Network Systems Corporation                              F-32


2.  Financial Statement Schedules:
    ------------------------------

    II - Valuation and Qualifying
           Accounts and Reserves                                F-33

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

PAGE

3.  Exhibits:
    ---------

The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated into this Annual Report on Form 10-K by reference:

   2.1 Restated Agreement and Plan of Merger by and among the Registrant, StorageTek Eagle Corporation and Network Systems Corporation dated as of August 8, 1994, as amended as of August 25, 1994 and September 9, 1994, and Restated on November 15, 1994 (filed November 16, 1994, as Exhibit 2.1 to the Registrant's Registration Statement on Form S-4, File No. 33-55343, and incorporated herein by reference).

   2.2 Amendment to Restated Agreement and Plan of Merger among Storage Technology Corporation, StorageTek Eagle Corporation and Network Systems Corporation dated as of February 8, 1995 (filed February 8, 1995 on Form 8-K, and incorporated herein by reference).

   3.1 Restated Certificate of Incorporation and Restated Bylaws of Storage Technology Corporation dated July 28, 1987 (filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1987, and as Exhibit 3.1(ii) to the Company's Quarterly Report on Form 10-Q, for the quarter ended September 29, 1995, filed on November 13, 1995, and incorporated herein by reference).

   3.2         Certificate of Amendment dated May 22, 1989 to the
               Restated Certificate of Incorporation dated July 28, 1987 (filed as Exhibit (c)(1) to the Registrant's Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference).

   3.3 Certificate of Second Amendment dated June 2, 1992, to the Restated Certificate of Incorporation dated July 28, 1987 (filed as Exhibit 3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1992, and incorporated herein by reference).

   3.4 First Amendment dated February 2, 1988, to the Restated Bylaws of Storage Technology Corporation, amending Section IV (filed as Exhibit 3(c) to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1987, and incorporated herein by reference).

   3.5         Second Amendment dated May 25, 1995, to the Restated
               Bylaws of Storage Technology Corporation, amending Article II (filed as Exhibit 3.3(ii) to the Company's Quarterly Report on Form 10-Q, for the quarter ended September 29, 1995, filed on November 13, 1995, File No. 1-7534, and incorporated herein by reference).

PAGE

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

   4.4 Registration Statement of the Registrant on Form 8-A dated August 23, 1990 (filed as Exhibit 4.8 to the Registrant's Registration Statement on Form S-3 filed January 29, 1993, File No. 33-57678, and incorporated herein by reference).

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

   4.7         Certificate of Designations of $3.50 Convertible
               Exchangeable Preferred Stock (filed as Exhibit 4.12 to the Registrants Registration Statement on Form S-3 filed
               January 29, 1993, File No. 33-57678, and incorporated herein by reference).

   4.8         Indenture between the Registrant and American Stock
               Transfer and Trust Company, as Trustee, relating to the Registrant's 7% Convertible Subordinated Debentures due 2008, (filed as Exhibit 4.13 to the Registrants Registration Statement on Form S-3 filed January 29, 1993, File No. 33-57678, and incorporated herein by reference).

   4.9 Form of 7% Convertible Subordinated Debentures due 2008 (filed as Exhibit 4.13 to the Registrant's Registration Statement on Form S-3 filed January 29, 1993, File No. 33-57678, and incorporated herein by reference).

PAGE

   4.10 Registration Statement on Form 8-A dated December 4, 1995 (filed on December 4, 1995, File No. 1-7534, and incorporated herein by reference).

   4.11 Form of Note Agreement dated as of August 30, 1991, relating to Registrant's 9.53% Senior Secured Notes due August 31, 1996 (filed as Exhibit 4(e) to the Registrant's Registration Statement on Form S-4 filed October 25, 1991, File No. 33-43536, and incorporated herein by reference).

   4.12 Amendment No. 1 and Waiver to Note Agreement dated as of April 1, 1994, relating to the Registrant's 9.53% Senior Secured Notes due August 31, 1996 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended April 1, 1994, and incorporated herein by reference).

   4.13 Amendment No. 2 and Waiver to Note Agreement dated as of April 2, 1994, relating to the Registrant's 9.53% Senior Secured Notes due August 31, 1996 (filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended July 1, 1994, and incorporated herein by reference).

   4.14(1)     Amendment No. 1 dated as of January 25, 1996, to
               Amended and Restated Security Agreement dated as of April 2, 1994, relating to Registrant's 9.53% Senior Secured Notes due August 30, 1996.

   4.15(1) Amendment No. 3 dated as of January 25, 1996, to Note Agreement dated as of April 2, 1994, relating to Registrant's 9.53% Senior Secured Notes due August 30, 1996.

   10.2(2) 1987 Employee Stock Purchase Plan, as amended (filed as part of the Registrant's Registration Statement on Form S-8 filed September 8, 1994, File No. 33-42818, and incorporated herein by reference).

   10.3(2) 1987 Equity Participation Plan (filed as part of the Company's Registration Statement on Form S-8, filed
               December 28, 1987, File No. 33-19426, and incorporated herein by reference).

   10.4(2) Amendment to the 1987 Equity Participation Plan (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1990, File No. 1-7534, and incorporated herein by reference).

   10.5(2) 1995 Equity Participation Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1995, filed on August 11, 1995, File No. 1-7534, and incorporated herein by reference).




     (1)    Indicates Exhibits filed with this Annual Report.

     (2) Contract or compensatory plan or arrangement in which directors and/or officers participate.

PAGE

   10.6(2)     Storage Technology Corporation MBO Plan (filed as
               Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1994, filed on August 12, 1994, and incorporated herein by reference).

   10.7(2)     Storage Technology Corporation Amended and Restated
               Stock Option Plan for Non-Employee Directors (filed as part of the Registrant's Registration Statement on Form S-8, filed September 18, 1991, File No. 33-42817, and incorporated herein by reference).

   10.8(2)     Employment Agreement between the Company and David E.
               Lacey, dated February 17, 1995 (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K, filed on March 17, 1995, File No. 1-7534, and incorporated herein by reference).

   10.9(2)     Employment Agreement between the Company and Ryal
               Poppa dated December 13, 1989, as amended on March 8, 1995 and July 27, 1995, (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, respectively, File No. 1-7534, and incorporated herein by reference).

   10.10(2)    Employment Agreement between the Company and L.
               Thomas Gooch, dated February 17, 1995 (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K, filed on March 17, 1995, File No. 1-7534, and incorporated herein by reference).

   10.11(1/2)  Amendment to Employment Agreement between the
               Company and L. Thomas Gooch, dated December 1, 1995.

   10.12(2)    Employment Agreement between the Company and W.
               Russell Wayman, dated February 17, 1995 (filed as Exhibit
               10.11 to the Company's Annual Report on Form 10-K, filed on March 17, 1995, File No. 1-7534, and incorporated herein by reference).

   10.13(1/2)  Employment Agreement between the Company and David
               E. Weiss, dated December 6, 1995.

   10.14(2) Employment Agreement between the Company and John V. Williams, dated February 17, 1995 (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K, filed on March 17, 1995, File No. 1-7534, and incorporated herein by reference).




     (1)  Indicates Exhibits filed with this Annual Report.

     (2) Contract or compensatory plan or arrangement in which directors and/or officers participate.

PAGE

   10.15       Multicurrency Credit Agreement dated as of March 31,
               1993, among the Registrant, Storage Technology De Puerto Rico, Inc., XL/Datacomp, Inc. and StorageTek Financial Services Corporation as Borrowers and Bank of America National Trust and Savings Association as Agent, Swing Line Bank and Issuing Bank, and the other banks and financial institutions parties thereto (the "Credit Agreement") (filed as Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 26, 1993, and incorporated herein by reference).

   10.16 Amended and Restated Multicurrency Credit Agreement dated as of September 28, 1994 (filed as Exhibit 10.0 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, filed on November 14, 1994 and incorporated herein by reference).

   10.17 First Amendment and Waiver dated as of April 20, 1995, to Amended and Restated Multicurrency Credit Agreement dated as of September 28, 1994 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed on August 11, 1995, File No. 1-7534, and incorporated herein by reference).

   10.18 Second Amendment and Waiver dated as of June 27, 1995, to Amended and Restated Multicurrency Credit Agreement (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed on August 11, 1995, File No. 1-7534, and incorporated herein by reference).

   10.19 Third Amendment and Waiver dated September 28, 1995, to Amended and Restated Multicurrency Credit Agreement dated as of September 28, 1994 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               September 29, 1995, filed on November 13, 1995, File No. 1-7534, and incorporated herein by reference).

   10.20(1)    Fourth Amendment dated as of December 22, 1995, to
               Amended and Restated Multicurrency Credit Agreement dated as of September 28, 1994.

   10.21(1) Multicurrency Receivables Transfer Agreement dated as of January 29, 1996.

   11.0(1)     Computation of Earnings (Loss) per Common Share.

   21.0(1)     Subsidiaries of Registrant.

   23.1(1)     Consent of Price Waterhouse LLP.



       (1)   Indicates Exhibits filed with this Annual Report.

       (2) Contract or compensatory plan or arrangement in which directors and/or officers participate.

PAGE

   23.2(1)     Consent of Ernst & Young LLP.

   24.1        Power-of-Attorney.

   27.0(1)     Financial Data Schedule.



(b)  Reports on Form 8-K.
     --------------------

   On November 21, 1995, the Company filed a Current Report on Form 8-K dated November 24, 1995, pursuant to Item 5 concerning the Company's announcement that the Board of Directors had approved a restructuring plan. Subsequent to 1995 fiscal year end, the Company filed a Current Report on Form 8-K on January 29, 1996, pursuant to Item 5 concerning its 1995 financial results as reported in a press release dated January 25, 1996.

(c)  Exhibits.
     ---------

   The Exhibits listed in Item 14(a)(3) hereof are filed as part of this Annual Report on Form 10-K.

(d)  Financial Statement Schedules.
     ------------------------------

   See Item 14(a)(3) above.






















   (1)   Indicates Exhibits filed with this Annual Report.

   (2) Contract or compensatory plan or arrangement in which directors and/or officers participate.

PAGE

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  March 11, 1996      STORAGE TECHNOLOGY CORPORATION




                        By: /s/  Ryal R. Poppa
                            -------------------------------------
                            Ryal R. Poppa
                            Chairman of the Board,
                            President and Chief Executive Officer
                            (Principal Executive Officer)





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



      SIGNATURE                 TITLE                              DATE


/s/ Ryal R. Poppa         Chairman of the Board                March 11, 1996
----------------------    (Director), President and
Ryal Poppa                Chief Executive Officer
                          (Principal Executive Officer)


/s/ David E. Lacey       Corporate Vice President and          March 11, 1996
---------------------    Interim Chief Financial Officer
David E. Lacey           (Principal Financial Officer
                         and Principal Accounting
                         Officer)

PAGE

      SIGNATURE                      TITLE                  DATE


/s/ Judith E.N. Albino               Director           March 11, 1996
---------------------------
Judith E.N. Albino


/s/ William L. Armstrong             Director           March 11, 1996
---------------------------
William L. Armstrong


/s/ Robert A. Burgin                 Director           March 11, 1996
---------------------------
Robert A. Burgin


/s/ Paul Friedman                    Director           March 11, 1996
---------------------------
Paul Friedman


/s/ William R. Hoover                Director           March 11, 1996
---------------------------
William R. Hoover


/s/ Stephen J. Keane                 Director           March 11, 1996
---------------------------
Stephen J. Keane


/s/ Robert E. LaBlanc                Director           March 11, 1996
---------------------------
Robert E. LaBlanc


/s/ Robert E. Lee                    Director           March 11, 1996
---------------------------
Robert E. Lee


/s/ Harrison Shull                   Director           March 11, 1996
---------------------------
Harrison Shull


/s/ Richard C. Steadman              Director           March 11, 1996
---------------------------
Richard C. Steadman


/s/ Robert C. Wilson                 Director           March 11, 1996
---------------------------
Robert C. Wilson

PAGE

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                          (In Thousands of Dollars)

                                                   December 29,  December 30,
                                                        1995          1994
                                                   --------------------------

ASSETS
Current assets:
 Cash, including cash equivalents of
    $190,451 in 1995 and $128,257 in 1994           $  264,502    $  228,081
 Short-term investments                                                5,477
 Accounts receivable, net of allowance for
    doubtful accounts of $14,665 in 1995 and
    $13,387 in 1994                                    396,499       353,455
 Notes and installment receivables                      10,766         9,110
 Net investment in sales-type leases (Note 4)           88,668       155,341
 Inventories (Note 5)                                  214,553       261,705
                                                     ---------     ---------
     Total current assets                              974,988     1,013,169
Notes and installment receivables                       10,113        11,851
Net investment in sales-type leases (Note 4)           150,751       231,377
Equipment held for sale or lease, at cost net
   of accumulated depreciation of $117,377
   in 1995 and $98,649 in 1994 (Note 6)                139,629       146,320
Spare parts for field service, at cost net of
   accumulated amortization of $87,980 in 1995
   and $74,685 in 1994                                  29,468        62,421
Property, plant and equipment, at cost net of
   accumulated depreciation (Note 7)                   333,021       380,511
Deferred income tax assets, net of valuation
   allowance (Note 10)                                  74,902        51,768
Other assets                                           175,757       247,041
                                                     ---------     ---------
                                                    $1,888,629    $2,144,458
                                                     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
 Nonrecourse borrowings secured by lease
    commitments (Note 9)                            $   19,415    $   79,407
 Current portion of other long-term debt (Note 9)       65,844        28,396
 Accounts payable                                       93,129       123,464
 Accrued liabilities (Note 8)                          361,286       271,378
 Income taxes payable (Note 10)                          9,963         9,459
                                                     ---------     ---------
    Total current liabilities                          549,637       512,104
Nonrecourse borrowings secured by lease
   commitments (Note 9)                                 20,980       112,073
Other long-term debt (Note 9)                          342,983       244,814
Deferred income tax liabilities (Note 10)               12,196        10,182
                                                     ---------     ---------
     Total liabilities                                 925,796       879,173
                                                     ---------     ---------
Commitments and contingencies (Notes 9 and 14)
STOCKHOLDERS' EQUITY
$3.50 Convertible Exchangeable Preferred Stock,
    $.01 par value, 40,000,000 shares
    authorized; none issued in 1995, and
    3,450,000 shares issued in 1994 (Note 11)                             35
Common stock, $.10 par value, 150,000,000 shares
    authorized; 53,352,087 shares issued in
    1995, and 52,517,626 shares issued in 1994           5,335         5,252
Capital in excess of par value                       1,414,551     1,562,568
Accumulated deficit                                   (445,761)     (291,356)
Treasury stock of 43,773 shares in 1995 and
    35,713 shares in 1994                                 (777)         (773)
Unearned compensation                                   (6,427)       (6,150)
Notes receivable from stockholders                      (4,088)       (4,291)
                                                     ---------     ---------
     Total stockholders' equity                        962,833     1,265,285
                                                     ---------     ---------
                                                    $1,888,629    $2,144,458
                                                     =========     =========

  The accompanying notes are an integral part of the consolidated financial statements.

PAGE

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                  (In Thousands, Except Per Share Amounts)

                                                      Year Ended
                                     ------------------------------------------
                                       December 29,  December 30,  December 31,
                                            1995          1994         1993
                                    -------------------------------------------
Sales                                   $1,345,260    $1,289,271    $1,050,143
Service and rental revenue                 584,225       582,079       567,548
                                         ---------     ---------     ---------
  Total revenue                          1,929,485     1,871,350     1,617,691
                                         ---------     ---------     ---------
Cost of sales                              841,583       812,228       705,962
Cost of service and rental revenue         376,039       374,714       366,822
                                         ---------     ---------     ---------
  Total cost of revenue                  1,217,622     1,186,942     1,072,784
                                         ---------     ---------     ---------
  Gross profit                             711,863       684,408       544,907
Research and product development costs     187,275       206,083       191,048
Marketing, general, administrative
   and other income and expense, net       445,889       425,490       393,991
Restructuring and other charges
   (Note 16)                               212,207         8,000        90,414
                                         ---------     ---------     ---------
  Operating profit (loss)                 (133,508)       44,835      (130,546)
Interest income                             43,325        46,935        62,438
Interest expense                           (34,347)      (40,832)      (43,853)
                                         ---------     ---------     ---------
  Income (loss) before income taxes
     and cumulative effect of
     accounting change                    (124,530)       50,938      (111,961)
Provision for income taxes (Note 10)       (17,800)      (18,900)       (9,500)
                                         ---------     ---------     ---------
  Income (loss) before cumulative
     effect of accounting change          (142,330)       32,038      (121,461)
Cumulative effect on prior years of
   change in method of accounting
   for income taxes (Note 10)                                           40,000
                                         ---------     ---------     ---------
  Net income (loss)                       (142,330)       32,038       (81,461)
Preferred dividend requirement
   (Note 11)                               (11,544)      (12,075)       (9,805)
                                         ---------     ---------     ---------
  Income (loss) applicable to
     common shares                      $ (153,874)   $   19,963    $  (91,266)
                                         =========     =========     =========

EARNINGS (LOSS) PER COMMON SHARE
Income (loss) before cumulative
   effect of accounting change          $    (2.91)   $     0.38    $    (2.59)
Cumulative effect on prior years
   of change in method of
   accounting for income taxes                                            0.79
                                         ---------     ---------     ---------
                                        $    (2.91)   $     0.38    $    (1.80)
                                         =========     =========     =========

  Weighted average common shares
     and equivalents                        52,798        52,410        50,652
                                         =========     =========     =========



  The accompanying notes are an integral part of the consolidated financial statements.

PAGE

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (In Thousands of Dollars)

                                                             Year Ended
                                           -------------------------------------------
                                            December 29,   December 30,   December 31,
                                                 1995           1994           1993
                                           ------------------------------------------
OPERATING ACTIVITIES
Cash received from customers (Note 3)       $ 2,036,789    $ 1,820,260    $ 1,750,457
Cash paid to suppliers and employees         (1,715,669)    (1,760,344)    (1,646,853)
Interest received                                53,362         55,484         59,609
Interest paid                                   (30,401)       (38,480)       (40,702)
Income taxes paid, net                          (38,056)        (1,675)       (38,468)
                                             ----------     ----------     ----------
   Net cash from operating activities           306,025         75,245         84,043
                                             ----------     ----------     ----------
INVESTING ACTIVITIES
Purchase of property, plant and equipment       (58,003)      (120,057)       (83,350)
Short-term investments, net                       5,508         18,804         73,480
Business acquisitions, net of cash acquired     (11,165)       (11,161)       (64,365)
Other assets, net                                (8,842)       (37,246)       (16,179)
                                             ----------     ----------     ----------
   Net cash used in investing activities        (72,502)      (149,660)       (90,414)
                                             ----------     ----------     ----------
FINANCING ACTIVITIES
Proceeds from nonrecourse borrowings              2,593        167,237         87,508
Repayments of nonrecourse borrowings           (150,818)      (147,632)      (147,647)
Proceeds from other debt                            847         17,839         79,740
Repayments of other debt                        (54,536)       (46,977)       (44,144)
Proceeds from employee stock plans and
   warrants                                      12,443         24,394         14,934
Proceeds from preferred stock offering,
   net (Note 11)                                                              166,479
Preferred stock dividend payments (Note 11)     (12,075)       (12,075)        (9,459)
Repurchase of common stock                                        (442)       (10,976)
                                             ----------     ----------     ----------
   Net cash from (used in) financing
      activities                               (201,546)         2,344        136,435
                                             ----------     ----------     ----------
   Effect of exchange rate changes on cash        4,444         19,179         (5,120)
                                             ----------     ----------     ----------
Increase (decrease) in cash and cash
   equivalents                                   36,421        (52,892)       124,944
   Cash and cash equivalents - beginning
      of the year                               228,081        280,973        156,029
                                             ----------     ----------     ----------
Cash and cash equivalents - end of the
   year                                     $   264,502    $   228,081    $   280,973
                                             ==========     ==========     ==========

RECONCILIATION OF NET INCOME (LOSS) TO
NET CASH FROM OPERATING ACTIVITIES
Net income (loss)                           $  (142,330)   $    32,038    $   (81,461)
Depreciation and amortization expense           208,991        203,372        166,752
Translation (gain) loss                          (2,910)       (10,424)         8,475
Cumulative effect of accounting change
   (Note 10)                                                                  (40,000)
Restructuring and other charges (Note 16)        91,609          2,200         59,178
Other non-cash adjustments to income             40,975         10,191          7,032
(Increase) decrease in accounts receivable      (41,351)       (92,165)        87,540
Decrease in notes receivable and
   sales-type leases                            149,158         49,232         57,836
(Increase) decrease in inventories               36,615        (44,210)       (62,161)
Increase in equipment held for sale or
   lease, net                                   (59,773)       (93,263)       (48,462)
Increase in spare parts, net                     (7,243)       (32,143)       (19,161)
(Increase) decrease in net deferred
   income tax asset                             (22,750)         7,914         (7,893)
Increase (decrease) in accounts payable         (31,699)        22,872        (34,381)
Increase in accrued liabilities                  85,102         10,320         11,824
Increase (decrease) in income taxes
   payable                                        1,631          9,311        (21,075)
                                             ----------     ----------     ----------
   Net cash from operating activities       $   306,025    $    75,245    $    84,043
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


PAGE

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                          (In Thousands of Dollars)

                                                                                                                        Notes
                                                     Capital in                           Cumulative                 Receivable
                                Preferred   Common   Excess of    Accumulated  Treasury   Translation   Unearned        From
                                  Stock      Stock   Par Value      Deficit      Stock    Adjustment  Compensation  Stockholders
-----------------------------------------------------------------------------------------------------------------------------------
Balances, December 25, 1992,
  as previously reported                    $4,261   $1,244,471    $(314,368)    $(729)    $ 2,872       $(8,594)
Pooling of interests with
  Network Systems Corp. (Note 2)               796      116,249       93,969
                                             -----    ---------     --------      ----      ------        ------
Balances, December 25, 1992,
  as restated                                5,057    1,360,720     (220,399)     (729)      2,872        (8,594)

Preferred stock issuance
  (3,450,000 shares) (Note 11)      $35                 166,444
Shares issued under stock
  purchase plan, and for
  exercises of options and
  warrants (682,534 shares)                     68       16,058
Shares purchased and retired
  (299,761 shares)                             (30)     (10,946)
Cash dividends paid on preferred
  stock ($2.74 per share)                                             (9,459)
Net loss                                                             (81,461)
Other                                           (7)      (2,924)                    (6)     (2,872)        2,050
                                     --      -----    ---------     --------      ----      ------        ------
Balances, December 31, 1993          35      5,088    1,529,352     (311,319)     (735)          0        (6,544)

Shares issued under stock
  purchase plan, and for
  exercises of options
  (1,684,570 shares)                           168       32,037                    (33)
Shares purchased and retired
  (11,574 shares)                               (1)        (441)
Cash dividends paid on preferred
  stock ($3.50 per share)                                            (12,075)
Notes receivable from
  stockholders for the
  purchase of shares (Note 12)                                                                                        $(4,291)
Net income                                                            32,038
Other                                           (3)       1,620                     (5)                      394
                                     --      -----    ---------     --------      ----      ------        ------       ------
Balances, December 30, 1994          35      5,252    1,562,568     (291,356)     (773)          0        (6,150)      (4,291)

Preferred stock exchanged and
  retired (3,450,000) (Note 11)     (35)               (165,194)
Shares issued under stock
  purchase plan, and for
  exercises of options
  (743,432 shares)                              74       14,620
Cash dividends paid on preferred
  stock ($3.50 per share)                                            (12,075)
Net loss                                                            (142,330)
Other                                            9        2,557                     (4)                     (277)         203
                                     --      -----    ---------     --------      ----      ------        ------       ------
Balances, December 29, 1995         $ 0     $5,335   $1,414,551    $(445,761)    $(777)    $     0       $(6,427)     $(4,088)
                                     ==      =====    =========     ========      ====      ======        ======       ======


  The accompanying notes are an integral part of the consolidated financial statements.

                                       F-4

PAGE

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of Storage Technology Corporation and its wholly owned subsidiaries (collectively hereinafter referred to as StorageTek or the Company). All intercompany accounts and transactions have been eliminated in consolidation. As further discussed in Note 2, the consolidated financial statements have been restated for all periods presented to reflect the merger with Network Systems Corporation (Network Systems).

NATURE OF OPERATIONS

StorageTek designs, manufactures, markets and services high-performance information storage and retrieval subsystems and networking products. StorageTek sells its products to end-user customers, value-added resellers and original equipment manufacturers (OEMs) of computer systems. The Company directly markets its products worldwide through offices located in major metropolitan areas of the United States, Canada, Europe, Brazil, Mexico, Japan, New Zealand and Australia, as well as through distributors in Africa, Asia, Europe, and other countries in South America.

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods. Significant estimates have been made by management with respect to the realizability of the Company's deferred tax assets, the possible outcome of outstanding litigation, and future obligations associated with the Company's 1995 restructuring. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term. See Notes 10, 14 and 16, respectively, for additional information with respect to these estimates.

REVENUE RECOGNITION

Revenue from the majority of the Company's end-user equipment sales, including sales-type leases, and associated software licenses is recognized at the time of acceptance by the customer, generally after installation at a customer site. Revenue from certain customer-installable products, as well as revenue from OEMs and distributors, is recognized at the time of shipment. Costs associated with post-installation warranty obligations are estimated and accrued at the time of revenue recognition. Rental revenue associated with operating leases is recorded ratably over the rental period.

End users of equipment sold or leased by StorageTek generally contract with the Company for equipment service and software support, which includes normal maintenance and repair or

PAGE
replacement of product components. Revenue from these service and support contracts is recognized as earned and the costs associated with these activities are expensed as incurred.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have remaining maturities of three months or less at the time of acquisition. The carrying value of the Company's cash equivalents approximates fair value. Investments that do not qualify as cash equivalents are classified as short-term investments.

CAPITALIZED SOFTWARE COSTS

The Company capitalized costs of $25,463,000 in 1995, $30,607,000 in 1994, and $25,592,000 in 1993 associated with acquiring and developing software products to be marketed to customers. Other assets as shown on the Consolidated Balance Sheet include unamortized software costs of $54,034,000 as of December 29, 1995, and $55,198,000 as of December 30, 1994. Amortization expense is calculated based on the greater of straight-line amortization over estimated useful lives, generally three to four years, or the percentage of actual revenue versus total anticipated revenue. Amortization expense and write-offs associated with capitalized software costs were $26,627,000 in 1995, $15,671,000 in 1994, and $10,741,000 in 1993.
The Company evaluates the realizability of the carrying value of the capitalized software each quarter based upon estimates of the associated future revenue.

DEPRECIATION AND AMORTIZATION

Equipment held for sale or lease, and property, plant and equipment are stated at cost. Depreciation and amortization, which include the amortization of assets recorded under capital leases, are computed using the straight-line method over the related assets estimated useful lives or remaining lease term. Manufactured spare parts are recorded at cost and amortized over their estimated useful service lives. Other assets as shown on the Consolidated Balance Sheet include unamortized goodwill of $52,298,000 as of December 29, 1995, and $81,167,000 as of December 30,
1994. Amortization expense of goodwill is calculated on a straight-line basis over a period not exceeding 10 years. The Company evaluates the realizability of the carrying value of goodwill each quarter based upon estimated future cash flows calculated on an undiscounted basis.

TRANSLATION OF FOREIGN CURRENCIES

The functional currency for StorageTek's foreign subsidiaries is the U.S. dollar, reflecting the significant volume of intercompany transactions and associated cash flows which result from the fact that the majority of the Company's products sold worldwide are manufactured in the United States. Accordingly, monetary assets and liabilities are translated at year-end exchange rates while non-monetary items are translated at historical rates. Revenue and expenses are translated at the average rates in effect during the year, except for cost of sales and depreciation, which are translated at historical rates. See Note 15 for information with respect to the Company's accounting policies for financial instruments utilized in its foreign currency hedging program.

PAGE

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share is computed under the treasury stock method using the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the year. The Company's preferred stock (see Note 11) and convertible subordinated debentures (see Note 9) are not common stock equivalents and, therefore, have been excluded from the computation of earnings (loss) per common share. The preferred stock and convertible subordinated debentures were anti-dilutive to the annual computation of fully diluted earnings per common share for all periods presented.

RECENTLY ISSUED ACCOUNTING STANDARD

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." SFAS 123, which is effective for fiscal years beginning after December 15, 1995, encourages, but does not require, companies to recognize compensation expense for the theoretical fair value of grants to employees of equity instruments based on mathematical formulas. Companies that choose not to adopt the new accounting rules will continue to apply the existing accounting contained in Accounting Principles Board Opinion (APBO) No. 25, "Accounting for Stock Issued to Employees." SFAS 123 requires companies that choose not to adopt the new fair value accounting rules to disclose the pro forma net income and earnings per share as if the fair value rules had been adopted.

The Company will adopt SFAS 123 in 1996 and anticipates it will elect to continue accounting for stock-based compensation in accordance with APBO 25 and provide the disclosures required by SFAS 123. Accordingly, the adoption of SFAS 123 will not have any affect on the Company's consolidated financial position or results of operations.


NOTE 2 - BUSINESS COMBINATIONS

NETWORK SYSTEMS CORPORATION

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

PAGE

Network Systems designs, manufactures, markets and services computer networking products worldwide. Separate pre-merger revenue and net income of StorageTek and Network Systems as if the merger was consummated on March 31, 1995, were as follows (in thousands of dollars):
                                               Year Ended
                               -----------------------------------------
                               December 29,   December 30,   December 31,
                                    1995           1994           1993
                               -----------------------------------------
   Revenue:
       Pre-merger
          StorageTek            $  400,013     $1,624,959     $1,404,752
          Network Systems           46,424        231,756        215,558
          Merger adjustments         3,749         14,635         (2,619)
                                 ---------      ---------      ---------
                                   450,186      1,871,350      1,617,691
       Post-merger               1,479,299
                                 ---------      ---------      ---------
                                $1,929,485     $1,871,350     $1,617,691
                                 =========      =========      =========

   Net income (loss):
       Pre-merger
          StorageTek            $    3,208     $   41,437     $  (77,796)
          Network Systems          (15,686)       (23,820)         2,207
          Merger adjustments         3,564         14,421         (5,872)
                                 ---------      ---------      ---------
                                    (8,914)        32,038        (81,461)
       Post-merger                (133,416)
                                 ---------      ---------      ---------
                                $ (142,330)    $   32,038     $  (81,461)
                                 =========      =========      =========


Pre-merger net income for the year ended December 29, 1995, includes merger expenses of $4,143,000 and $10,209,000 recognized by StorageTek and Network Systems, respectively. These expenses, which aggregate $14,352,000, are included within restructuring and other charges on the Consolidated Statement of Operations and consist principally of change in control payments, financial advisor fees, legal fees, and accounting fees.

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

BYTEX CORPORATION

In November 1993, Network Systems acquired all the outstanding shares of Bytex Corporation (Bytex) for approximately $47,100,000. The transaction was accounted for as a purchase acquisition. In connection with the acquisition, Network Systems recognized a charge of $7,060,000 associated with Bytex assets to be used in research and development activities, for which there existed no alternative future uses. This charge is included within restructuring and other charges on the Consolidated Statement of Operations. The accompanying financial statements include Bytex's results of operations since November 1993.

PAGE

AMPERIF CORPORATION

In October 1993, the Company issued approximately 1,300,000 shares of StorageTek common stock in exchange for all of the outstanding common and preferred stock of Amperif Corporation (Amperif). The Company also reserved approximately 600,000 shares for issuance in connection with Amperif's outstanding warrants and employee stock options. The merger was accounted for as a pooling of interests and, accordingly, the consolidated financial statements for 1993 include the operations of Amperif, adjusted to conform with StorageTek's accounting policies and presentation. Merger and consolidation expenses in the amount of $5,522,000, included within restructuring and other charges on the Consolidated Statement of Operations, were recognized in 1993 in connection with the merger.

BUS-TECH, INC.

In May 1993, Network Systems acquired all the assets and assumed certain liabilities of Bus-Tech, Inc. (BTI) for approximately $24,700,000. The transaction was accounted for as a purchase acquisition. The accompanying consolidated financial statements include BTI's results of operations since May 1993.

NOTE 3 - MIDRANGE LEASE ASSETS AND MIDRANGE SERVICE BUSINESS SALE

In September 1995, the Company completed the sale of substantially all of its midrange service business. A gain of approximately $8,800,000 was recognized in 1995 in connection with this transaction and has been included within marketing, general, administrative and other income and expense on the Consolidated Statement of Operations.

In June 1995, the Company completed the sale of substantially all of its net investment in sales-type leases associated with its midrange business. During the second quarter of 1995, the Company also announced plans to fully integrate StorageTek Distributed Systems Division, Inc., the Company's wholly owned midrange subsidiary, into StorageTek. The gain associated with the lease asset sale was largely offset by transaction and integration costs. The sale of the midrange lease assets and midrange service business generated cash of approximately $193,000,000 during 1995 and has been included within operating activities on the Consolidated Statement of Cash Flows. The majority of this cash was utilized for repayments of borrowings associated with the assets.


NOTE 4 - SALES-TYPE AND OPERATING LEASES

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

PAGE

The components of net investment in sales-type leases are as follows (in thousands of dollars):

                                          December 29,    December 30,
                                               1995            1994
                                          ----------------------------

   Total minimum lease and
      maintenance payments                   $324,678        $482,958
   Less:  Executory costs
      (maintenance payments)                  (61,860)        (61,197)
                                              -------         -------
   Net minimum lease payments                 262,818         421,761
   Estimated unguaranteed residual
      values                                    5,070          13,870
   Less:  Unearned interest income            (28,469)        (48,913)
                                              -------         -------
                                              239,419         386,718
   Less:  Current portion                     (88,668)       (155,341)
                                              -------         -------
                                             $150,751        $231,377
                                              =======         =======


Future minimum lease payments due from customers under sales-type leases and noncancellable operating leases as of December 29, 1995, are as follows (in thousands of dollars):

                           Sales-Type       Operating
                              Leases          Leases
                          -----------------------------

          1996               $127,297         $ 7,214
          1997                103,525           2,647
          1998                 62,818           1,139
          1999                 24,152              25
          2000                  6,688
          Thereafter              198
                              -------          ------
                             $324,678         $11,025
                              =======          ======

Of the future minimum lease payments due from customers under sales-type leases, the following amounts will be remitted under nonrecourse borrowing arrangements (see Note 9): $21,606,000 in 1996; $13,269,000 in 1997;
$7,417,000 in 1998; $1,735,000 in 1999; and $51,000 in 2000.  As further discussed in Note 19, the Company announced on February 9, 1996, that it intends to sell substantially all of its net investment in sales-type leases and enter into a worldwide lease financing alliance.

NOTE 5 - INVENTORIES

Inventories include material, labor and factory overhead and are accounted for at the lower of cost (first-in, first-out method) or market. The Company evaluates the need for reserves associated with obsolete, slow-moving, and nonsalable inventory by reviewing net realizable values on a quarterly basis. The components of inventories are as follows (in thousands of dollars):

                                     December 29,     December 30,
                                          1995             1994
                                   ------------------------------

     Raw materials                      $ 75,673         $ 51,938
     Work-in-process                      92,487          105,605
     Finished goods                       46,393          104,162
                                         -------          -------
                                        $214,553         $261,705
                                         =======          =======

PAGE

NOTE 6 - EQUIPMENT HELD FOR SALE OR LEASE

Equipment held for sale or lease to customers consists of the following (in thousands of dollars):

                                     December 29,     December 30,
                                          1995             1994
                                    -----------------------------
     Equipment shipped awaiting
        revenue recognition             $ 88,337         $ 93,768
     Equipment off-rent                   40,143           35,632
     Equipment on-rent                    11,149           16,920
                                         -------          -------
                                        $139,629         $146,320
                                         =======          =======


NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands of dollars):

                                     December 29,     December 30,
                                          1995             1994
                                    -------------------------------

     Machinery and equipment           $ 667,425        $ 674,261
     Buildings and building
        improvements                     174,742          150,067
     Land and land improvements           18,701           16,464
                                        --------         --------
                                         860,868          840,792
     Less:  Accumulated depreciation    (527,847)        (460,281)
                                        --------         --------
                                       $ 333,021        $ 380,511
                                         =======          =======

Machinery and equipment includes capitalized leases of $51,039,000 as of December 29, 1995, and $39,000,000 as of December 30, 1994. Accumulated depreciation includes accumulated amortization on such capitalized leases of $24,653,000 as of December 29, 1995, and $19,966,000 as of December 30,
1994.

NOTE 8 - ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands of dollars):

                                      December 29,    December 30,
                                           1995            1994
                                     ------------------------------

   Restructuring costs (see Note 16)     $ 71,398        $ 12,430
   Deferred revenue                        44,549          25,833
   Other                                  245,339         233,115
                                          -------         -------
                                         $361,286        $271,378
                                          =======         =======

Other accrued liabilities consists of items which are individually immaterial.

PAGE

NOTE 9 - DEBT, BANKING ARRANGEMENTS AND LEASE OBLIGATIONS

Long-term debt, including capitalized lease obligations, but excluding nonrecourse borrowings, consists of the following (in thousands of dollars):

                                    December 29,    December 30,
                                         1995            1994
                                   ------------------------------

   7% Convertible Subordinated
      Debentures due 2008              $171,205
   8% Convertible Subordinated
      Debentures due 2015               145,645        $145,645
   9.53% Senior Secured Notes
      due 1996                           55,000          55,000
   Recourse borrowings secured
      by lease commitments                               43,872
   Capitalized lease obligations         32,659          21,275
   Other                                  4,318           7,418
                                        -------         -------
                                        408,827         273,210
   Less:  Current portion               (65,844)        (28,396)
                                        -------         -------
                                       $342,983        $244,814
                                        =======         =======

7% CONVERTIBLE DEBENTURES

On December 15, 1995, the Company exercised its right to exchange 7% Convertible Subordinated Debentures due 2008 (7% Convertible Debentures) for all of its outstanding shares of $3.50 Convertible Exchangeable Preferred Stock, $.01 par value (Preferred Stock). The Preferred Stock was exchanged at a rate of $50 principal amount of 7% Convertible Debentures for each share of Preferred Stock. The exchange resulted in the Company issuing 7% Convertible Debentures in the aggregate principal amount of $171,205,000.

The 7% Convertible Debentures are unsecured, subordinated obligations of the Company and are currently convertible into common stock at a price of $23.50 per share. The 7% Convertible Debentures are pari parsu with the Company's 8% Convertible Subordinated Debentures due 2015. Interest on the 7% Convertible Debentures is payable semiannually in arrears on March 15 and September 15. The first interest payment is due on March 15, 1996, for the three-month period from the date of the exchange. The 7% Convertible Debentures are redeemable for cash at any time on and after March 15, 1996, in whole or in part, at the option of the Company, initially at a premium of 4.9%, and are redeemable at decreasing premiums thereafter through March 15, 2003. The Company is required to make annual payments of $17,121,000 into a sinking fund beginning March 15, 2003, to provide for the retirement of 50% of the 7% Convertible Debentures prior to their maturity on March 15, 2008. 7% Convertible Debentures purchased by the Company in the open market and 7% Convertible Debentures converted to common stock may be applied to the sinking fund requirements. The Company has reserved 7,285,000 shares of common stock for issuance upon conversion of the 7% Convertible Debentures.

8% CONVERTIBLE DEBENTURES

In May 1990, the Company issued $160,000,000 of 8% Convertible Subordinated Debentures due 2015 (8% Convertible Debentures), of which $145,645,000 were remaining outstanding as of December 29, 1995. The 8% Convertible Debentures are unsecured subordinated obligations of the Company and are convertible into common stock at a price of $35.25 per share. Interest on the 8% Convertible Debentures is payable semiannually in arrears on

PAGE

November 30 and May 31. The 8% Convertible Debentures are currently redeemable at the option of StorageTek for cash at a premium of 4.0%, and are redeemable at decreasing premiums through May 30, 2000. The Company is required to make annual principal payments of $8,000,000, plus accrued interest, into a sinking fund beginning May 31, 2000, to provide for the retirement of 75% of the 8% Convertible Debentures prior to their maturity on May 31, 2015. 8% Convertible Debentures purchased by the Company in the open market and 8% Convertible Debentures converted to common stock may be applied to the sinking fund requirements. As of December 29, 1995, the Company held 8% Convertible Debentures in the principal amount of $14,355,000 available for sinking fund payments. The Company has reserved 4,132,000 shares of common stock for issuance upon conversion of the 8% Convertible Debentures.

9.53% SENIOR SECURED NOTES

In September 1991, the Company completed a $55,000,000 private placement of 9.53% Senior Secured Notes due August 31, 1996 (the Notes), collateralized by U.S. lease and installment purchase receivables. Interest on the Notes is payable semiannually in arrears on February 28 and August 31. The Notes are redeemable at the option of the Company, in whole or in part, from time to time, at a premium which is determined based on current interest rates and the time remaining until maturity of the Notes. Under the terms of the Note agreement, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common and preferred stock. As further discussed in Note 19, the Company intends to prepay all of the Notes in the first quarter of 1996.

RECOURSE BORROWINGS SECURED BY LEASE COMMITMENTS

The Company's recourse borrowings, which were secured by customer lease commitments and by the underlying equipment, were repaid during 1995 in connection with the sale of the Company's midrange lease assets (see Note
3). The borrowings provided for recourse to the Company in the event of a default by a customer with respect to the lease commitments.

BANKING AND CREDIT ARRANGEMENTS

The Company has a secured multicurrency credit agreement with a group of U.S. and international banks (the Revolver) which has a maximum borrowing limit of $200,000,000 and expires on March 29, 1996. The interest rates available under the Revolver depend on the type of advance selected; however, the primary advance rate is the agent bank's prime lending rate (8.5% at December 29, 1995). The total amount available under the Revolver is limited to a monthly borrowing base determined as a percentage of the Company's eligible accounts receivable, lease assets (primarily net investments in sales-type leases not previously utilized for other secured borrowings), and equipment awaiting revenue recognition. To obtain funds under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. As of December 29, 1995, the Company had no outstanding advances under the Revolver and had approximately $116,000,000 of available credit under the Revolver.

PAGE

SCHEDULED DEBT MATURITIES

Scheduled maturities of long-term debt, including future minimum lease payments under capitalized lease obligations, but excluding nonrecourse borrowings, as of December 29, 1995, are as follows (in thousands of dollars):
                                                            Total Long-
                                  Capitalized      Other     Term Debt
                                       Leases       Debt    Commitments
                                  -------------------------------------
       1996                          $  8,937   $ 57,682     $ 66,619
       1997                             5,622      1,260        6,882
       1998                             5,233        107        5,340
       1999                             3,769        116        3,885
       2000                             2,868        153        3,021
       Thereafter                      23,933    316,850      340,783
                                      -------    -------      -------
                                       50,362   $376,168     $426,530
                                                 =======      =======
       Less:  Amount representing
          interest                    (17,703)
                                      -------

       Present value of capitalized
          lease obligations
          (including $8,162
          classified as current)     $ 32,659
                                      =======

NONRECOURSE BORROWINGS SECURED BY LEASE COMMITMENTS

Nonrecourse borrowings incurred in connection with the financing of certain of the Company's customer lease obligations are generally secured by lease commitments and equipment. The related lease receivables are reflected on the Consolidated Balance Sheet as accounts receivable to the extent they represent amounts due on or prior to the balance sheet date, and as part of net investment in sales-type leases for any amounts due thereafter (see Note
4). The weighted average interest rate related to the Company's nonrecourse borrowings was approximately 8% as of December 29, 1995. The Company announced on February 9, 1996, that it intends to sell its net investment in sales-type leases. In connection with this sale, the Company intends to repay all of its outstanding nonrecourse borrowings.

OPERATING LEASE OBLIGATIONS

StorageTek has various operating leases in effect for certain buildings, sales offices, and machinery and equipment. Rent expense was $50,643,000 in 1995; $50,095,000 in 1994; and $43,752,000 in 1993. Future minimum rental commitments required under all noncancellable operating leases with terms of one year or more are as follows: $43,676,000 in 1996; $30,595,000 in 1997;
$22,878,000 in 1998; $15,268,000 in 1999; $11,606,000 in 2000; and
$19,211,000 thereafter.

NOTE 10 - INCOME TAXES

Effective as of the beginning of fiscal 1993, the Company changed its method of accounting for income taxes to comply with the provisions of SFAS No.
109. A one-time benefit of $40,000,000 was recognized in 1993 as a result of the adoption of the new income tax accounting standard on a prospective basis. This benefit resulted largely from the requirement under SFAS No. 109 to recognize the tax benefits associated with net operating loss and tax credit carryforwards to the extent their future realization is determined, based on the weight of

PAGE
the available evidence, to be more likely than not. The adoption of SFAS No. 109 had no cash flow impact.

Income (loss) before income taxes and cumulative effect of accounting change consists of the following (in thousands of dollars):

                                           Year Ended
                          --------------------------------------------
                           December 29,   December 30,   December 31,
                                1995           1994           1993
                          --------------------------------------------
 United States               $ (98,450)      $ 69,949      $(113,414)
 International                 (26,080)       (19,011)         1,453
                              --------        -------       --------
                             $(124,530)      $ 50,938      $(111,961)
                              ========        =======       ========

The provision for income taxes attributable to the amounts shown above consists of the following (in thousands of dollars):

                           December 29,   December 30,   December 31,
                                1995           1994           1993
                         --------------------------------------------
 Current tax provision
    (benefit):
  U.S. federal                $ 11,900        $ 3,300        $(1,200)
  International                 14,200         11,600         12,000
  State                         11,900          3,100          2,200
                               -------         ------         ------
                                38,000         18,000         13,000
                               -------         ------         ------

 Deferred tax provision
    (benefit):
  U.S. federal                 (12,100)         2,300          2,600
  International                 (7,300)          (100)        (4,700)
  State                           (800)        (1,300)        (1,400)
                               -------         ------         ------
                               (20,200)           900         (3,500)
                               -------         ------         ------
                              $ 17,800        $18,900        $ 9,500
                               =======         ======         ======

The provision for income taxes attributable to income (loss) before income taxes and cumulative effect of accounting change includes benefits of $4,098,000 in 1995; $34,325,000 in 1994; and $1,422,000 in 1993 from the utilization of net operating loss carryforwards as well as net benefits of $8,558,000 in 1995; $7,236,000 in 1994; and $7,432,000 in 1993 as a result of the Company's Grant of Industrial Tax Exemption issued by the Commonwealth of Puerto Rico (the Tax Grant). On a per common share basis, the net benefit of the Tax Grant was $0.16 in 1995; $0.14 in 1994; and $0.15 in 1993. The benefits from the Tax Grant include reduced tax rates and, through 1995, included the ability to utilize U.S. net operating losses to further reduce Puerto Rico tax liabilities. To the extent U.S. net operating losses used to reduce Puerto Rico taxable income are subsequently used to also reduce U.S. taxable income, the Puerto Rico benefit from the utilization of these operating losses must be repaid to Puerto Rico. The cumulative net benefit of the grant provision relating to the use of net operating losses and subject to potential repayment in the future was $14,256,000 as of December 29, 1995. The Tax Grant provision allowing reduced tax rates expires in 2007.

PAGE

The Company reported the following deferred income tax balances on its Consolidated Balance Sheet (in thousands of dollars)

                                           December 29,      December 30,
                                                1995              1994
                                            -----------------------------

     Deferred income tax assets, net
      of valuation allowance                  $ 74,902          $ 51,768
     Deferred income tax liabilities           (12,196)          (10,182)
                                               -------           -------
     Net deferred income tax asset            $ 62,706          $ 41,586
                                               =======           =======

The Company's net deferred income tax asset consists of the following (in thousands of dollars):

                                           December 29,      December 30,
                                                1995              1994
                                            -----------------------------

  Gross deferred income tax assets:
  Capitalized rental equipment               $  86,886         $ 120,747
  Net operating loss carryforwards              57,617            89,026
  Tax credit carryforwards                      86,231            84,695
  Restructuring accruals                        36,226             3,820
  Other accrued liabilities and reserves        63,410            64,518
  Capitalized inventory costs                    9,383            14,228
  Deferred intercompany profit                  18,099            14,895
  Other                                         32,895            33,324
                                              --------          --------
                                               390,747           425,253
 Less: Valuation allowance                    (189,483)         (156,778)
                                              --------          --------
                                               201,264           268,475
                                              --------          --------
 Gross deferred income tax liabilities:
  Deferred income from sales-type leases       (80,518)         (164,531)
  Depreciation                                 (34,609)          (33,154)
  Other                                        (23,431)          (29,204)
                                              --------          --------
                                              (138,558)         (226,889)
                                              --------          --------
 Net deferred income tax asset               $  62,706         $  41,586
                                              ========          ========

The net change in the valuation allowance for deferred income tax assets was an increase of $32,705,000 in 1995 and a decrease of $24,819,000 in 1994.
The valuation allowance relates primarily to net operating loss carryforwards, tax credit carryforwards, and net deductible temporary differences. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company's earnings history and the Company's near-term earnings expectations. Although realization is not assured, management believes it is more likely than not that all of the net deferred income tax asset will be realized.

StorageTek has not provided for income taxes on the cumulative undistributed earnings of its foreign subsidiaries to the extent they are considered to be reinvested indefinitely (approximately $58,000,000 as of December 29, 1995). The amount of the unrecognized deferred tax liability for these unremitted earnings was $13,100,000 as of December 29, 1995.

PAGE

The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes and cumulative effect of accounting change for the following reasons (in thousands of dollars):

                                                Year Ended
                                 ----------------------------------------
                                 December 29,  December 30,  December 31,
                                      1995          1994          1993
                                -----------------------------------------
 U.S. federal income tax at
    statutory rate                  $(43,586)     $ 17,828      $(39,186)

 Increase (decrease) in income
    taxes resulting from:
 Increase (decrease) in
    unrecognized net operating
    losses and future deductions      39,209       (22,254)       42,437
 Foreign tax rate and exchange
    rate differentials                 9,989        14,605           739
 Nondeductible items                  13,362         7,567        10,021
 State income taxes, net of
    federal benefits                   2,467         6,158           673
 Effect of Puerto Rico
    operations                        (4,075)       (3,634)       (4,936)
 Other, net                              434        (1,370)         (248)
                                     -------       -------       -------
 Income tax expense attributable
    to income (loss) before
    cumulative effect of
    accounting change               $ 17,800      $ 18,900      $  9,500
                                     =======       =======       =======


As of December 29, 1995, StorageTek had U.S. net operating loss carryforwards of approximately $150,000,000 which expire in the years 2001 through 2009. Approximately $20,000,000 of the Company's net operating loss carryforwards relate to losses associated with acquired companies which are subject to substantial limitations. Approximately $46,000,000 of the Company's net operating loss carryforwards relate to tax deductions associated with stock option plans and, accordingly, the related benefit will be credited to stockholders' equity when realized. StorageTek is also subject to alternative minimum tax and had approximately $30,000,000 of alternative minimum tax credit carryforwards available as of December 29, 1995.

In May 1995, the Company reached a settlement agreement with the Internal Revenue Service with respect to proposed adjustments of approximately $400,000,000 to the Company's federal income tax returns for the years 1985 through 1990. As a result of the settlements, all proposed adjustments were resolved and the Company's U.S. net operating loss carryforwards have been reduced by approximately $200,000,000. The settlement did not have a material affect on the Company's financial position or results of operations for 1995.

The Internal Revenue Service proposed the imposition of an accumulated earnings tax on Network Systems as a result of its examination of Network Systems' consolidated tax returns for the years 1983 through 1988. In 1991 and 1993, Network Systems paid the imposed tax plus interest on the tax and filed suit in Federal District Court against the Internal Revenue Service for the refund of the imposed tax plus interest. These suits were settled in favor of Network Systems. In 1994, Network Systems received refunds of $23,904,000 for the imposed tax plus interest for the tax years 1983 through 1986. In 1995, Network Systems received a refund of $17,835,000 for the imposed tax plus interest for the tax years 1987 and 1988. The

PAGE
receipt of these tax refunds had no affect on the Company's Consolidated Statement of Operations for 1994 and 1995, as Network Systems had previously recognized these amounts within other assets on the Consolidated Balance Sheet in anticipation of a full refund.

The Internal Revenue Service is currently auditing the Company's federal income tax returns for 1991 and 1992. In addition, the Internal Revenue Service is currently auditing Network Systems' federal income tax returns for 1992 and 1993.

NOTE 11 - PREFERRED STOCK

In March 1993, the Company completed a public offering of 3,450,000 shares of $3.50 Convertible Exchangeable Preferred Stock, $.01 par value (Preferred Stock), at a price of $50.00 per share. The proceeds of the Preferred Stock offering, after deducting all associated costs, were $166,479,000.
Dividends on the Preferred Stock were cumulative and payable quarterly in arrears at an annual rate of $3.50 per share, when and as declared by the Company's Board of Directors. The liquidation value of each share of Preferred Stock was $50.00, plus unpaid dividends. As further discussed in
Note 9, on December 15, 1995, the Company exercised its right to exchange 7% Convertible Debentures for all of its outstanding shares of the Preferred Stock.

NOTE 12 - EMPLOYEE BENEFIT PLANS, OPTIONS AND WARRANTS

EMPLOYEE STOCK PURCHASE PLAN

Under the Company's 1987 Employee Stock Purchase Plan (Purchase Plan), as amended, employees may be offered the right to collectively purchase a maximum of 300,000 shares of StorageTek's common stock, plus any remaining shares from earlier offering periods, in six-month consecutive offering periods through April 30, 1996. Offering periods after April 30, 1996, are subject to stockholder approval. Eligible employees may contribute up to 10% of their pay toward purchase of StorageTek common stock at a price equal to 85% of the lower of the market price on the first or the last day of each offering period. Proceeds received from the issuance of shares are credited to stockholders' equity in the fiscal year the shares are issued. The Company issued 662,810, 503,179 and 454,736 shares of StorageTek common stock under the Purchase Plan in 1995, 1994 and 1993, respectively.

STOCK OPTION AND RESTRICTED STOCK PLANS

As of December 29, 1995, the Company had an aggregate of 4,482,533 common shares reserved for issuance under its employee equity plans (Employee Plans). These plans provide for the issuance of common shares pursuant to stock option exercises, restricted stock awards and other equity awards. There were 1,504,442 shares available for grant under the Employee Plans as of December 29, 1995.

Employee stock options are granted under the Employee Plans at the fair market value of the common stock on the date of grant and generally vest over a period of between three and six years. Options granted under the Employee Plans must be exercised no later than 10 years from the date of grant.

PAGE

The Company has made restricted stock awards of its common stock pursuant to its Employee Plans, at a purchase price per share equal to par value. Unearned compensation, which is determined as the difference between par value and market value on the date of the award, is charged to stockholders' equity and amortized to expense over the vesting period of the stock. A total of 339,990 shares of restricted stock were outstanding as of December 29, 1995.

On July 26, 1995, the Board of Directors approved the tender of certain outstanding employee stock options with exercise prices in excess of $28.99 per share, excluding all options held by officers of the Company, in exchange for an equal number of stock options with an exercise price equal to the then-current market price of $24.875 per share. Options to purchase a total of 578,453 shares of common stock were tendered pursuant to this offer. The terms of the options dated July 26, 1995, are the same as the options which were exchanged, but are subject to a one-year restriction on exercise from the grant date.

The Company also has a Nonemployee Director Stock Option Plan (Director
Plan) under which the Company grants stock options to nonemployee directors for the purchase of an aggregate maximum of 530,000 shares of common stock (including 180,000 shares which are subject to approval by the shareholders). All Director Plan stock options are granted at the fair market value of the common stock on the date of grant. There were 75,000 shares available for grant under the Director Plan as of December 29, 1995.

The following summarizes information with respect to options granted under the Company's Employee and Director Plans:

                                                          Exercise Price
                                Number of Shares               Per Share
                                ----------------------------------------

Outstanding, December 31, 1993        3,984,671          $ 3.43 - $75.50
  Granted                               570,873           24.15 -  36.25
  Exercised                          (1,146,888)           3.43 -  34.75
  Canceled or expired                  (496,637)          12.50 -  64.25
                                     ----------           --------------

Outstanding, December 30, 1994        2,912,019            3.63 -  75.50
  Granted                             1,665,591           20.25 -  30.00
  Exercised                            (162,363)           3.63 -  29.88
  Canceled or expired                (1,004,204)          15.88 -  75.50
                                     ----------           --------------
Outstanding, December 29, 1995        3,411,043          $ 6.67 - $75.50
                                     ==========           ==============

Exercisable, December 29, 1995        1,406,838          $ 6.67 - $75.50
                                     ==========           ==============

NOTES RECEIVABLE FROM STOCKHOLDERS

In connection with the Network Systems merger (see Note 2), the Company assumed Network Systems' notes receivable from stockholders ($4,088,000 as of December 29, 1995). These notes relate to loans made by Network Systems to its officers prior to the merger to fund the exercise price of employee stock options pursuant to a restricted stock purchase program and are secured by the shares purchased and any other collateral required to maintain 100% collateralization at the time of each loan.

PAGE

WARRANTS

In connection with the Amperif merger (see Note 2), the Company assumed Amperif's obligations with respect to warrants for the purchase of 324,000 shares of common stock at a price of $30.86 per share which expire in 1996. All of these warrants remained outstanding as of December 29, 1995.

EMPLOYEE PROFIT SHARING AND THRIFT PLAN

Under StorageTek's Profit Sharing and Thrift Plan, StorageTek contributions are contingent upon realization of profits by the Company which, at the sole discretion of the Board of Directors, are adequate to justify a corporate contribution. Contributions from StorageTek of $3,000,000 were authorized for 1995. No contributions from StorageTek were authorized for 1994 and 1993.

NOTE 13 - STOCKHOLDER RIGHTS PLAN

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

NOTE 14 - LITIGATION

In the second quarter of 1992, seven purported class actions were filed in the U.S. District Court for the District of Colorado against the Company and certain of its officers and directors. These

PAGE
actions were subsequently consolidated into a single action, and a consolidated amended complaint was filed on July 7, 1992, seeking an unspecified amount of damages. The complaint alleged that the defendants failed to properly disclose the status of development of a new product and the Company's business prospects. The complaint further alleged that the individual defendants sold shares of the Company's common stock based on material inside information, in violation of federal securities and common law. The court certified a class consisting (with certain exceptions) of those who purchased StorageTek's common stock and related securities from December 23, 1991, to August 7, 1992. A shareholder derivative action was also filed in the second quarter of 1992 based on substantially similar factual allegations and was consolidated with the class action. On July 27, 1995, the Company and the plaintiffs in the shareholder class action and derivative litigation announced an agreement to settle the litigation.
The settlement provided that, without admitting any wrongdoing, the company would pay $30,680,000 for its portion of the settlement. The Company's insurance policies paid $24,320,000 as part of the total settlement of $55,000,000. As a result of the settlement, a one-time charge of $30,680,000 was recognized during the third quarter of 1995. The court gave final approval to the settlement in December 1995.

On June 10, 1993, the Company filed suit against EMC Corp. in U.S. District Court for the District of Colorado. The suit currently alleges infringement by EMC Corp. of a patent pertaining to the Company's disk storage technology. The complaint seeks an injunction prohibiting further infringement, treble damages in an unspecified amount, and an award of attorney fees and costs. EMC Corp. filed an answer and counterclaim on July 20, 1993, alleging, among other things, patent misuse by StorageTek and seeking the invalidation of the Company's patents, damages in an unspecified amount and an award of attorney fees, costs and interest. The case is in the discovery phase.

On September 23, 1994, EMC Corp. filed suit in U.S. District Court in Wilmington, Delaware, alleging infringement of a patent pertaining to disk storage technology. The complaint seeks an injunction, treble damages in an unspecified amount and an award of attorney fees and costs. On December 22, 1994, the Company filed a counterclaim for infringement of one of its patents and, in November 1995, added a second patent to its counterclaim. The case is in the discovery phase. A trial date has been set for May 1996.

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties. The suit sought injunctive relief and damages in the amount of $2,400,000,000. On December 28, 1995 the court dismissed the complaint. The Company is currently proceeding with a counterclaim against Stuff for breach of its covenant not to sue, which was part of the 1990 settlement agreement.

On January 21, 1994, Bell Atlantic Business Systems Services, Inc. (BABSS) filed suit in Federal District Court for the Northern District of California, alleging that a number of the Company's service business policies were illegal, including price increases and parts and maintenance software availability. On January 4, 1996, the parties settled this suit.
The settlement of this litigation did not involve any admission of wrongdoing by the Company, and had no material affect on the Company's financial position or results of operations.

On February 15, 1994, the Company filed suit in Boulder County, Colorado, District Court against Array Technology Corporation (Array) and Tandem Computers Incorporated (Tandem). The suit asked that the court order Array and Tandem to either support certain disk drives purchased from

PAGE
them or provide the Company with technical data necessary for StorageTek to provide such customer support. In March 1994, Array and Tandem filed their answer and also filedcounterclaims against the Company alleging breach of contract and claiming damages. On June 10, 1994, the court ordered Array and Tandem to continue to provide support for these products and to maintain, in an independent escrow account, the materials necessary to enable the Company to support the products in the event Array and Tandem failed to provide such services. On May 30, 1995, the Company filed an amended complaint seeking damages. The case is in the discovery phase. A trial date has been set for November 1996.

On June 29, 1995, Odetics, Inc. filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company and two of its customers alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorneys fees and costs. A trial commenced on January 22, 1996, and on February 1, 1996, a jury found that the Company's products did not infringe the 151 Patent. A notice of appeal to the U.S. Court of Appeals for the Federal Circuit was filed by Odetics, Inc. on March 8, 1996.

On December 8, 1995, Odetics, Inc. filed a second patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company. The complaint alleges that the "cartridge access port" in certain of the Company's tape library products also infringe the 151 Patent. The complaint seeks injunctive relief, treble damages in an unspecified amount, and an award of attorneys fees and costs. This case has been stayed pending the outcome of any appeal to the U.S. Court of Appeals for the Federal Circuit with respect to the case filed by Odetics, Inc. in June 1995.

In addition, the Company is involved in various other less significant legal proceedings. The Company believes it has adequate legal defenses with respect to each of the suits cited above and intends to vigorously defend against these actions. However, it is reasonably possible that these cases could result in outcomes unfavorable to the Company. While the Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position, the outcome of litigation is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material affect on the Company's financial position or reported results of operations in a particular quarter. An adverse decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company's inability to ship products or components found to have violated third-party patent rights.

NOTE 15 - FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISKS

FOREIGN CURRENCY OPTIONS AND FORWARD EXCHANGE CONTRACTS

A significant portion of the Company's revenue is generated by its international operations. As a result, the Company's operations and financial results can be materially affected by changes in foreign currency exchange rates. In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a hedging program which utilizes foreign currency options and forward exchange contracts. The Company does not hold or issue foreign currency options or forward exchange contracts for trading purposes.

PAGE

The Company utilizes foreign currency options, generally with maturities of less than one year, to hedge its exposure to exchange-rate fluctuations in connection with anticipated revenue from its international operations. The Company held foreign currency options with a face value of approximately $168,997,000 as of December 29, 1995, and $334,100,000 as of December 30,
1994. Deferred realized and unrealized losses associated with the Company's foreign currency options, including costs associated with option premiums paid, aggregated approximately $2,498,000 as of December 29, 1995, compared to deferred realized and unrealized losses of approximately $3,920,000 as of December 30, 1994. The deferred losses on the options as of December 29, 1995, will be recognized as an adjustment to the associated revenue during 1996 in the Consolidated Statement of Operations.

The Company also utilizes forward exchange contracts, generally with maturities of less than two months, to hedge its exposure to exchange-rate fluctuations in connection with monetary assets and liabilities held in foreign currencies. The carrying amounts of these forward foreign exchange contracts equal their fair value as the contracts are adjusted at each balance sheet date for changes in exchange rates. Realized and unrealized gains and losses on the forward contracts are recognized currently within marketing, general, administrative and other income and expense, net, on the Consolidated Statement of Operations as adjustments to the foreign exchange gains and losses on the translation of net monetary assets. The Company held forward foreign exchange contracts with a face value of approximately $114,644,000 as of December 29, 1995, and $99,200,000 as of December 30,
1994.

The forward exchange contracts and foreign currency options do not subject the Company to risk due to exchange rate movements as gains and losses on the contracts offset gains and losses on the transactions being hedged. The foreign currency hedging instruments utilized by StorageTek are generally traded over the counter. The Company does not believe there is significant credit risk associated with these contracts as the counterparties consist of major international financial institutions, and the Company monitors the amount of the contracts it enters into with any one party. The credit exposure associated with the Company's foreign currency option contracts is represented by the fair value of the contracts as disclosed below ($3,202,000 as of December 29, 1995). There was no credit exposure with respect to the Company's foreign currency forward contracts as of December 29, 1995, as the fair value of these contracts was approximately zero.

Losses associated with foreign currency translation adjustments and foreign currency transactions, net of associated hedging results, aggregated $4,303,000 in 1995, $1,178,000 in 1994, and $9,042,000 in 1993.

OTHER FINANCIAL INSTRUMENTS

Other financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables, and net investment in sales-type leases. The Company has a cash investment policy which restricts investments to ensure preservation of principal and maintenance of liquidity. Concentrations of credit risk with respect to the Company's trade receivables and net investment in sales-type leases are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographic areas. As of December 29, 1995, the Company had no significant concentrations of credit risk.

PAGE

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value and estimated fair value of the Company's financial instruments as of December 29, 1995, are as follows (in thousands of dollars):

                                               Carrying      Estimated
                                                 Amount     Fair Value
                                             -------------------------
   Assets:
     Notes and installment receivables        $  20,879      $  20,937
     Foreign currency option contracts            5,700          3,202
   Liabilities:
     Nonrecourse borrowings secured by
        lease commitments                        40,395         41,198
     7% Convertible Subordinated
        Debentures due 2008                     171,205        191,750
     8% Convertible Subordinated
        Debentures due 2015                     145,645        142,004
     9.53% Senior Secured Notes due 1996         55,000         55,815
   Other:
     Foreign currency forward contracts               0              0

The fair value of notes and installment receivables was estimated based on expected discounted future cash flows. The carrying value of the Company's foreign currency options reflects premiums paid to purchase the contracts. The fair value of the foreign currency options was estimated based upon quotes obtained from the respective banks. The fair value of nonrecourse borrowings secured by lease commitments was estimated based upon interest rates currently available for borrowings of similar terms and maturities. The fair value of the 7% and 8% Convertible Subordinated Debentures were based upon the closing sales prices on the New York Stock Exchange as of December 29, 1995. The fair value of the Company's 9.53% Senior Secured Notes were estimated based upon interest rates currently available for borrowings of similar terms and maturities. The carrying amounts of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are either equal to or approximate their fair value. The Company's foreign currency forward contracts, which are an off-balance-sheet financial instrument, were entered into on December 29, 1995, and accordingly, had a carrying value and fair value approximating zero.

NOTE 16 - RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges consists of the following (in thousands of dollars):


                                                 Year Ended
                                  ----------------------------------------
                                   December 29,  December 30,  December 31,
                                        1995          1994          1993
                                  ----------------------------------------

Restructuring charges                 $167,175        $8,000       $77,832
Litigation settlement                   30,680
Merger and consolidation charges        14,352                       5,522
Acquired research and development                                    7,060
                                       -------         -----        ------
                                      $212,207        $8,000       $90,414
                                       =======         =====        ======

PAGE

See Note 14 for a discussion of the $30,680,000 charge associated with the settlement of litigation in 1995. See Note 2 for a discussion of the $14,352,000 charge associated with the merger with Network Systems in 1995 and the $5,522,000 charge associated with the merger with Amperif Corporation in 1993. See Note 2, also, for a discussion of the $7,060,000 charge incurred in connection with Network Systems' acquisition of Bytex Corporation in 1993.

The following table summarizes the activity in the Company's restructuring reserves during the last three years (in thousands of dollars):

                                  Employee        Asset           Lease          Other
                                 Severance     Writedowns     Abandonments    Exit Costs      Total
                                 -------------------------------------------------------------------
Balances, December 25, 1992       $ 2,794                       $ 2,536        $ 4,866     $ 10,196

Restructuring charges              12,636      $ 59,178           3,490          2,528       77,832
Cash payments                      (7,955)                         (769)        (3,598)     (12,322)
Asset writedowns                                (59,178)                                    (59,178)
Reclassifications to other
   restructuring charges           (1,236)                                                   (1,236)
                                   ------       -------          ------         ------     --------
Balances, December 31, 1993         6,239             0           5,257          3,796       15,292

Restructuring charges               3,000         2,200           2,300            500        8,000
Cash payments                      (6,203)                       (1,775)          (684)      (8,662)
Asset writedowns                                 (2,200)                                     (2,200)
                                   ------       -------          ------         ------     --------
Balances, December 30, 1994         3,036             0           5,782          3,612       12,430

Restructuring charges              49,265        91,609          16,660          9,641      167,175
Cash payments                      (9,613)                       (3,904)        (3,081)     (16,598)
Asset writedowns                                (91,609)                                    (91,609)
                                   ------       -------          ------         ------     --------
Balances, December 29, 1995       $42,688      $      0         $18,538        $10,172     $ 71,398
                                   ======       =======          ======         ======     ========


1995 RESTRUCTURING

During the fourth quarter of 1995, the Company recorded a restructuring charge of $167,175,000 related to the adoption by the Company of a formal action plan for restructuring its enterprise and networking businesses. This restructuring was adopted in an effort to establish a more competitive cost structure in response to slower revenue growth and increasing price competition, particularly in the online marketplace. In connection with the restructuring, the Company plans to focus on core businesses and outsource non-strategic activities, rearchitect its distribution processes and accelerate the integration of Network Systems, which was acquired in March 1995.

In connection with the plan, the Company incurred employee severance costs of approximately $49,265,000. The Company anticipates its worldwide work force will be reduced by approximately 1,700 employees with the majority of the terminations expected to occur during 1996.

PAGE

Asset writedowns incurred in connection with the restructuring included a charge of approximately $21,310,000 associated with the planned disposal of excess spare parts in connection with the consolidation of field service depots; a charge of approximately $19,600,000 primarily associated with the writedown of manufacturing equipment which will be scrapped or sold; a charge of approximately $18,484,000 associated with goodwill and other investment writedowns on business activities which are being discontinued; a charge of approximately $16,361,000 associated with the shutdown of manufacturing and research facilities; a charge of approximately $10,758,000 associated with excess and obsolete inventories resulting from the decision to discontinue various product lines; and a charge of approximately $5,096,000 associated with other asset writedowns resulting from discontinued business activities.

Charges of approximately $16,660,000 were incurred in connection with the abandonment of real estate leases. Other exit costs of approximately $9,641,000 were incurred principally related to equipment lease terminations and the discontinuation of engineering support agreements.

As of December 29, 1995, the remaining accrual associated with this restructuring was approximately $67,607,000. This accrual consisted of estimated future employee severance obligations of approximately
$42,485,000; estimated future rent obligations associated with excess lease space of approximately $16,028,000; and accruals for other exit costs associated with the restructuring of approximately $9,094,000.

1994 RESTRUCTURING

During the fourth quarter of 1994, Network Systems recorded a restructuring charge of $8,000,000 in connection with an expense reduction plan. The plan included a charge for employee severances of approximately $3,000,000; a charge associated with lease abandonments of approximately $2,300,000; charges associated with the write-off of abandoned and non-productive equipment of approximately $2,200,000; and a charge of approximately $500,000 associated with other exit costs.

As of December 29, 1995, substantially all actions associated with the 1994 restructuring have been completed and the remaining accrual associated with this restructuring of approximately $471,000 related principally to future rent obligations associated with excess lease space.

1993 RESTRUCTURINGS

During the third quarter of 1993, StorageTek recorded a restructuring charge of $69,250,000 and, during the fourth quarter of 1993, Network Systems recorded a restructuring charge of $8,582,000 for an aggregate 1993 restructuring charge of $77,832,000 for the combined companies on a pooled basis.

The StorageTek restructuring principally related to the adoption of a formal plan that provided for the reorganization of the Company's midrange business and included asset writedowns of approximately $57,251,000; employee severance accruals of approximately $8,509,000; and lease termination costs of approximately $3,490,000. Most of the actions covered by the restructuring were implemented during the fourth quarter of 1993.

PAGE

The significant components of the Network Systems restructuring included employee severance and other employee-related costs of approximately $4,127,000; a charge of approximately $2,528,000 associated with other exit costs; and a charge of $1,927,000 associated with the write-off of abandoned facilities, manufacturing assets, and inventory.

As of December 29, 1995, substantially all actions associated with the 1993 restructuring have been completed and the remaining accrual associated with this restructuring of approximately $3,320,000 related principally to future rent obligations associated with excess lease space.


NOTE 17 - OPERATIONS OF BUSINESS SEGMENTS AND IN GEOGRAPHIC AREAS

BUSINESS SEGMENTS

StorageTek operates in one principal business segment - the design, manufacturing, marketing, and servicing of high-performance information storage and retrieval subsystems and networking products.

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

                                                                                               Consolidated
1995                           United States         Europe         Other    Eliminations           Total
-----------------------------------------------------------------------------------------------------------
Revenue from unaffiliated
   customers                      $1,227,509(1)    $553,064      $148,912                       $1,929,485
Transfers between areas              380,194                                    $(380,194)
                                   ---------        -------       -------        --------        ---------
   Total revenue                  $1,607,703       $553,064      $148,912       $(380,194)      $1,929,485
                                   =========        =======       =======        ========        =========
Operating loss                    $  (22,769)      $(27,296)     $ (7,047)      $  (7,631)      $  (64,743)
                                   =========        =======       =======        ========
Interest income (expense), net                                                                       8,978
General corporate expenses                                                                         (68,765)(2)
                                                                                                 ---------
   Loss before income taxes                                                                     $ (124,530)
                                                                                                 =========
Identifiable assets               $1,304,606       $494,499      $122,149       $(233,300)      $1,687,954
                                   =========        =======       =======        ========
General corporate assets                                                                           200,675
                                                                                                 ---------
   Total assets                                                                                 $1,888,629
                                                                                                 =========


PAGE

                                                                                               Consolidated
1994                           United States         Europe         Other    Eliminations          Total
-----------------------------------------------------------------------------------------------------------
Revenue from unaffiliated
   customers                      $1,242,166(1)    $499,939      $129,245                       $1,871,350
Transfers between areas              308,978                                    $(308,978)
                                   ---------        -------       -------        --------        ---------
   Total revenue                  $1,551,144       $499,939      $129,245       $(308,978)      $1,871,350
                                   =========        =======       =======        ========        =========
Operating profit (loss)           $   90,529       $(17,640)     $  4,321       $ (11,604)      $   65,606
                                   =========        =======       =======        ========
Interest income (expense), net                                                                       6,103
General corporate expenses                                                                         (20,771)
                                                                                                 ---------
   Income before income taxes                                                                   $   50,938
                                                                                                 =========
Identifiable assets               $1,764,903       $380,999      $ 79,917       $(216,858)      $2,008,961
                                   =========        =======       =======        ========
General corporate assets                                                                           135,497
                                                                                                 ---------
   Total assets                                                                                 $2,144,458
                                                                                                 =========



                                                                                              Consolidated
1993                           United States         Europe         Other    Eliminations           Total
-----------------------------------------------------------------------------------------------------------
Revenue from unaffiliated
   customers                      $1,097,644(1)    $406,054      $113,993                       $1,617,691
Transfers between areas              211,342            623                    $(211,965)
                                   ---------        -------       -------        --------        ---------
   Total revenue                  $1,308,986       $406,677      $113,993      $(211,965)       $1,617,691
                                   =========        =======       =======        ========        =========
Operating profit (loss)           $  (70,371)      $(39,894)     $  3,780      $  (2,879)       $ (109,364)
                                   =========        =======       =======        ========
Interest income (expense), net                                                                      18,585
General corporate expenses                                                                         (21,182)(2)
                                                                                                 ---------
   Loss before income taxes                                                                     $ (111,961)
                                                                                                 =========
Identifiable assets               $1,600,964       $337,541      $ 74,695      $(157,218)       $1,855,982
                                   =========        =======       =======       ========
General corporate assets                                                                           208,869
                                                                                                 ---------
   Total assets                                                                                 $2,064,851
                                                                                                 =========


  (1) U.S. revenue from unaffiliated customers includes international export sales to customers (principally in Europe) of $79,714,000 in 1995; $94,959,000 in 1994; and $88,795,000 in 1993.
  (2) General corporate expenses include a charge of $30,680,000 associated with the settlement of litigation in 1995, as well as merger and consolidation expenses of $14,352,000 in 1995 and $5,522,000 in 1993.


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

PAGE

NOTE 18 - QUARTERLY INFORMATION (UNAUDITED)

The following consolidated quarterly results of operations for 1995 and 1994, have been restated to account for the merger with Network Systems (see
Note 2) as a pooling of interest (in thousands of dollars, except per share amounts):

                                                                 Quarter Ended 1995
                                          ---------------------------------------------------------------
                                            March 31          June 30     September 29       December 29
                                          ---------------------------------------------------------------
Revenue                                     $450,186         $480,702         $439,596         $ 559,001
Cost of revenue                              288,089          306,942          276,228           346,363
                                             -------          -------          -------          --------
   Gross profit                              162,097          173,760          163,368           212,638
Operating expenses                           157,233          159,651          135,207           181,073
Restructuring  and other charges              14,352                            30,680           167,175
                                             -------          -------          -------          --------
   Operating profit (loss)                    (9,488)          14,109           (2,519)         (135,610)
Interest income (expense), net                 1,574            2,246            3,038             2,120
                                             -------          -------          -------          --------
   Income (loss) before income taxes          (7,914)          16,355              519          (133,490)
Provision for income taxes                    (1,000)          (4,500)          (7,500)           (4,800)
                                             -------          -------          -------          --------
Net income (loss)                           $ (8,914)        $ 11,855         $ (6,981)        $(138,290)
                                             =======          =======          =======          ========
Income (loss) per common share              $  (0.23)        $   0.17         $  (0.19)        $   (2.65)
                                             =======          =======          =======          ========


                                                                 Quarter Ended 1994
                                          ---------------------------------------------------------------
                                             April 1           July 1     September 30       December 30
                                          ---------------------------------------------------------------
Revenue                                     $398,188         $421,104         $469,562          $582,496
Cost of revenue                              265,504          259,559          292,330           369,549
                                             -------          -------          -------          --------
   Gross profit                              132,684          161,545          177,232           212,947
Operating expenses                           153,388          142,496          155,460           180,229
Restructuring charges                                                                              8,000
                                             -------          -------          -------          --------
   Operating profit (loss)                   (20,704)          19,049           21,772            24,718
Interest income (expense), net                 3,576            1,071            1,672              (216)
                                             -------          -------          -------          --------
   Income (loss) before income taxes         (17,128)          20,120           23,444            24,502
(Provision) benefit for income taxes             100           (4,400)          (4,800)           (9,800)
                                             -------          -------          -------          --------
   Net income (loss)                        $(17,028)        $ 15,720         $ 18,644         $  14,702
                                             =======          =======          =======          ========
Income (loss) per common share              $  (0.39)        $   0.24         $   0.30         $    0.22
                                             =======          =======          =======          ========



NOTE 19 - SUBSEQUENT EVENTS

SALE OF LEASE ASSETS

The Company announced on February 9, 1996, that it intends to sell its net investment in sales-type leases and enter into a worldwide lease financing alliance. The Company expects to close the proposed transaction by the end of the first quarter of 1996, and anticipates an extraordinary gain if the transaction is completed. In connection with the sale of its net investment in sales-type leases, the Company intends to repay its outstanding nonrecourse borrowings and 9.53% Senior Secured Notes in the first quarter of 1996.

PAGE

SALE OF RECEIVABLES

On January 29, 1996, the Company entered into a one-year financing agreement with a bank which provides for the sale of certain U.S. and foreign based accounts receivable on a recourse basis. This agreement allows for receivable sales of up to $40 million at any one time and StorageTek's obligations under the agreement will be secured by a letter of credit for the amount of the receivables sold. The selling price of the receivables will be partially determined based upon foreign currency exchange rates and any gains or losses on the sales will be recognized within marketing, general, administrative and other income and expense, net, in the Consolidated Statement of Operations at the time the receivables are sold. As of February 23, 1996, the Company had committed to future cumulative sales of approximately $206 million. Gains and losses associated with the receivable sales are not expected to have a material affect on the Company's reported financial results after taking into consideration other transactions associated with the Company's international operations. Based upon the Company's past credit and collection experience with respect to the receivables that it expects to sell, the Company believes that no material credit risk exists under the recourse provisions of the agreement.

LITIGATION

As further discussed in Note 14, on February 1, 1996, a jury found that the Company's "passthrough" port in certain of its tape library products did not infringe the 151 Patent held by Odetics, Inc. On March 8, 1996, Odetics, Inc. filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit.

PAGE

                      REPORT OF INDEPENDENT ACCOUNTANTS
                     FOR STORAGE TECHNOLOGY CORPORATION


To the Stockholders and
Board of Directors of
Storage Technology Corporation

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 14.(a) 1. and 2. on page 37 present fairly, in all material respects, the financial position of Storage Technology Corporation and its subsidiaries at December 29, 1995 and December 30, 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Network Systems Corporation, a wholly-owned subsidiary, which statements reflect total assets of $265,147,000 at December 31, 1994, and total revenue of $231,756,000 and $215,558,000 for the years ended December 31, 1994 and 1993, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Network Systems Corporation, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for the opinion expressed above.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for income taxes to adopt Statement of Financial Accounting Standards No. 109 in 1993. We concur with this change in accounting.



PRICE WATERHOUSE LLP

Denver, Colorado
February 23, 1996, except for Note 19,
as to which the date is March 8, 1996

PAGE

                      REPORT OF INDEPENDENT ACCOUNTANTS
                       FOR NETWORK SYSTEMS CORPORATION


Board of Directors and Stockholders
Network Systems Corporation

We have audited the consolidated balance sheet of Network Systems Corporation as of December 31, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1994 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Network Systems Corporation at December 31, 1994, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



ERNST & YOUNG LLP

Minneapolis, Minnesota
March 10, 1995

PAGE

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                 SCHEDULE II
               VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                          (In Thousands of Dollars)

                                                    Additions -
                                    Balance          Charged to       Deductions -
                                 Beginning of     Cost of Service     Spare Parts      Balance End
                                      Year           and Rental      Written Off       of Year
                              ---------------------------------------------------------------------
Amortization of spare parts for
  customer services:

    For the year ended:
       December 29, 1995            $74,685            $43,378          $30,083          $87,980
                                     ======             ======           ======           ======
       December 30, 1994            $65,350            $27,526          $18,191          $74,685
                                     ======             ======           ======           ======
       December 31, 1993            $58,356            $23,829          $16,835          $65,350
                                     ======             ======           ======           ======

                                    Balance         Additions -
                                   Beginning         Charged to      Reductions -     Balance End
                                     of Year       Cost of Sales      Write-offs       of Year
                              ---------------------------------------------------------------------
Inventory reserves:

    For the year ended:

       December 29, 1995            $51,803            $37,353          $43,866          $45,290
                                     ======             ======           ======           ======
       December 30, 1994            $40,208            $44,852          $33,257          $51,803
                                     ======             ======           ======           ======
       December 31, 1993            $27,521            $38,659          $25,972          $40,208
                                     ======             ======           ======           ======


                                                                     Deductions -
                                                                        Accounts
                                    Balance        Additions -         Receivable
                                 Beginning of        Charged to       Written Off      Balance End
                                      Year      Cost and Expenses   Net of Recoveries      of Year
                              ---------------------------------------------------------------------
Allowance for doubtful accounts on
  accounts receivable:

    For the year ended:

       December 29, 1995            $13,387           $  8,198         $  6,920          $14,665
                                     ======             ======           ======           ======
       December 30, 1994            $13,196           $  6,678         $  6,487          $13,387
                                     ======             ======           ======           ======
       December 31, 1993            $12,224           $  7,723         $  6,751          $13,196
                                     ======             ======           ======           ======


PAGE

                               Exhibits Index:
                            ---------------------


   4.14 Amendment No. 1 dated as of January 25, 1996, to Amended and Restated Security Agreement dated as of April 2, 1994, relating to Registrant's 9.53% Senior Secured Notes due August 30, 1996.


   4.15 Amendment No. 3 dated as of January 25, 1996, to Note Agreement dated as of April 2, 1994, relating to Registrant's 9.53% Senior Secured Notes due August 30, 1996.


   10.11     Amendment to Employment Agreement between the Company and
             L. Thomas Gooch, dated December 1, 1995.


   10.13 Employment Agreement between the Company and David E. Weiss, dated December 6, 1995.


   10.20     Fourth Amendment dated as of December 22, 1995, to
             Amended and Restated Multicurrency Credit Agreement dated as of September 28, 1994.


   10.21 Multicurrency Receivables Transfer Agreement dated as of January 29, 1996.


   11.0      Computation of Earnings (Loss) per Common Share.


   21.0      Subsidiaries of Registrant.


   23.1      Consent of Price Waterhouse LLP.


   23.2      Consent of Ernst & Young LLP.


   27.0      Financial Data Schedule.