Form 10-Q
period 1996-03-29
STORAGE TECHNOLOGY CORP
filed 1996-05-10
CIK 94673

Form 10-Q

==============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended March 29, 1996

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

Common stock ($.10 Par Value) - 53,354,697 shares outstanding at April 23,
1996.

PAGE

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                             INDEX TO FORM 10-Q
                               MARCH 29, 1996

                                                             PAGE

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

           Consolidated Balance Sheet                         3

           Consolidated Statement of Operations               4

           Consolidated Statement of Cash Flows               5

           Notes to Consolidated Financial Statements         6

     Item 2 - Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations                                10

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                              23

     Item 6 - Exhibits and Reports on Form 8-K               24

PAGE

                                                                 FORM 10-Q
                                                                    PAGE 3

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                          (In Thousands of Dollars)

                                                     03/29/96
                                                   (Unaudited)    12/29/95
                                                --------------------------
ASSETS
Current assets:
 Cash, including cash equivalents                  $  432,895   $  264,502
 Accounts receivable, net                             423,160      396,499
 Notes and installment receivables (Note 4)             2,985       10,766
 Net investment in sales-type leases (Note 4)           9,386       88,668
 Inventories (Note 2)                                 238,549      214,553
                                                    ---------    ---------
 Total current assets                               1,106,975      974,988
Notes and installment receivables (Note 4)              1,938       10,113
Net investment in sales-type leases (Note 4)            4,963      150,751
Equipment held for sale or lease, at cost (net)       136,640      139,629
Spare parts for field service, at cost (net)           32,521       29,468
Property, plant and equipment, at cost (net)          326,612      333,021
Deferred income tax assets, net                        88,842       74,902
Other assets                                          163,536      175,757
                                                    ---------    ---------
                                                   $1,862,027   $1,888,629
                                                    =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
 Nonrecourse borrowings secured by lease
  commitments (Note 4)                                          $   19,415
 Current portion of other long-term
  debt (Note 4)                                    $    7,170       65,844
 Accounts payable and accrued liabilities             457,193      454,415
 Income taxes payable                                  33,221        9,963
                                                    ---------    ---------
    Total current liabilities                         497,584      549,637
7% Convertible subordinated debentures                171,139      171,205
8% Convertible subordinated debentures                145,645      145,645
Nonrecourse borrowings secured by lease
 commitments (Note 4)                                               20,980
Other long-term debt                                   27,559       26,133
Deferred income tax liabilities                        18,680       12,196
                                                    ---------    ---------
     Total liabilities                                860,607      925,796
                                                    ---------    ---------

Commitments and contingencies (Note 3)

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 150,000,000
 shares authorized;53,387,457 shares issued
 at March 29, 1996, and 53,352,087shares
 issued at December 29, 1995                            5,339        5,335
Capital in excess of par value                      1,415,293    1,414,551
Accumulated deficit                                  (410,637)    (445,761)
Treasury stock of 43,773 shares at March 29,
  1996 and December 29, 1995                             (777)        (777)
Unearned compensation                                  (5,663)      (6,427)
Notes receivable from stockholders                     (2,135)      (4,088)
                                                    ---------    ---------
     Total stockholders' equity                     1,001,420      962,833
                                                    ---------    ---------
                                                   $1,862,027   $1,888,629
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

PAGE

                                                                 FORM 10-Q
                                                                    PAGE 4

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)
                  (In Thousands, Except Per Share Amounts)

                                                         Quarter Ended
                                                     ---------------------
                                                     03/29/96     03/31/95
                                                     ---------------------
Sales                                                $317,298     $305,092
Service and rental revenue                            136,183      145,094
                                                      -------      -------
  Total revenue                                       453,481      450,186
                                                      -------      -------
Cost of sales                                         187,046      191,548
Cost of service and rental revenue                     72,521       96,541
                                                      -------      -------
  Total cost of revenue                               259,567      288,089
                                                      -------      -------
  Gross profit                                        193,914      162,097
Research and product development costs                 49,622       48,176
Marketing, general, administrative and
   other income and expense, net                      108,114      109,057
Merger expenses                                                     14,352
                                                      -------      -------
  Operating profit (loss)                              36,178       (9,488)
Interest income                                         8,240       12,349
Interest expense                                       (9,429)     (10,775)
                                                      -------      -------
  Income (loss) before income taxes and
     extraordinary item                                34,989       (7,914)
Provision for income taxes                             (9,400)      (1,000)
                                                      -------      -------
  Income (loss) before extraordinary item              25,589       (8,914)
Extraordinary gain on sale of lease assets,
   net of income taxes of $8,200 (Note 4)               9,535
                                                      -------      -------
  Net income (loss)                                    35,124       (8,914)
Preferred dividend requirement                                      (3,019)
                                                      -------      -------
  Income (loss) applicable to common shares          $ 35,124     $(11,933)
                                                      =======      =======

EARNINGS (LOSS) PER COMMON SHARE AND
   COMMON EQUIVALENTS (Note 6)
Primary:
Income (loss) before extraordinary item              $   0.48     $  (0.23)
Extraordinary gain, net                                  0.18
                                                      -------      -------
                                                     $   0.66     $  (0.23)
                                                      =======      =======
Fully Diluted:
Income (loss) before extraordinary item              $   0.47
Extraordinary gain, net                                  0.15
                                                      -------
                                                     $   0.62         N/A
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

PAGE

                                                                 FORM 10-Q
                                                                    PAGE 5

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                          (In Thousands of Dollars)

                                                      Quarter Ended
                                                  ---------------------
                                                  03/29/96     03/31/95
                                                  ---------------------
OPERATING ACTIVITIES
Cash received from customers (Note 4)            $ 674,178    $ 490,407
Cash paid to suppliers and employees              (411,685)    (438,911)
Interest received                                    8,240       21,594
Interest paid                                       (7,646)      (7,502)
Income taxes (paid) refunded, net                   (1,617)       3,302
                                                  --------     --------
  Net cash from operating activities               261,470       68,890
                                                  --------     --------
INVESTING ACTIVITIES
Purchase of property, plant and equipment           (6,628)     (23,154)
Merger expenses                                                  (5,788)
Other assets, net                                   (1,701)     (11,998)
                                                  --------     --------
  Net cash used in investing activities             (8,329)     (40,940)
                                                  --------     --------
FINANCING ACTIVITIES
Proceeds from nonrecourse borrowings                             22,670
Repayments of nonrecourse borrowings (Note 4)      (33,533)     (39,182)
Repayments of other debt (Note 4)                  (60,652)     (10,178)
Proceeds from employee stock plans                   2,976          295
Preferred stock dividend payments                                (3,019)
                                                  --------     --------
  Net cash used in financing activities            (91,209)     (29,414)
                                                  --------     --------
  Effect of exchange rate changes on cash            6,461       (2,052)
                                                  --------     --------
Increase (decrease) in cash and cash
 equivalents                                       168,393       (3,516)
  Cash and cash equivalents - beginning
   of the period                                   264,502      228,081
                                                  --------     --------
Cash and cash equivalents - end of the period    $ 432,895    $ 224,565
                                                  ========     ========
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   FROM OPERATING ACTIVITIES
Net income (loss)                                $  35,124    $  (8,914)
Depreciation and amortization expense               36,210       54,963
Translation (gain) loss                                167       (3,582)
Other adjustments to income                          5,590       18,991
(Increase) decrease in accounts receivable         (30,861)      42,844
(Increase) decrease in notes receivable and
  sales-type leases (Note 4)                       234,593       (1,829)
(Increase) decrease in inventories                 (23,996)      13,361
Increase in equipment held for sale or lease, net  (13,533)     (26,530)
Increase in spare parts, net                        (2,747)      (3,330)
(Increase) decrease in net deferred income
  tax asset                                         (7,526)         862
Increase (decrease) in accounts payable and
  accrued liabilities                                4,940      (21,386)
Increase in income taxes payable                    23,509        3,440
                                                  --------     --------
  Net cash from operating activities             $ 261,470    $  68,890
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

PAGE

                                                                 FORM 10-Q
                                                                    PAGE 6

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1 - BASIS OF PREPARATION
- -----------------------------

The accompanying consolidated financial statements of Storage Technology Corporation and its subsidiaries (StorageTek or the Company) have been prepared in accordance with the Securities and Exchange Commission requirements for Form 10-Q. In the opinion of management, these statements reflect all adjustments necessary for the fair presentation of results for the periods presented, and such adjustments are of a normal, recurring nature. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 29, 1995.

NOTE 2 - INVENTORIES
- --------------------

Inventories consist of the following (in thousands of dollars):

                                    03/29/96        12/29/95
                                    ------------------------
     Raw Materials                  $ 91,951        $ 75,673
     Work-In-Process                  93,784          92,487
     Finished Goods                   52,814          46,393
                                     -------         -------
                                    $238,549        $214,553
                                     =======         =======

NOTE 3 - LITIGATION
- -------------------

On June 10, 1993, the Company filed suit against EMC Corp. in U.S. District Court for the District of Colorado. The suit alleged infringement by EMC Corp. of a patent pertaining to the Company's disk storage technology. The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorney fees and costs. EMC Corp. filed an answer and counterclaim on July 20, 1993, alleging, among other things, patent misuse by StorageTek and seeking the invalidation of the Company's patents, damages in an unspecified amount and an award of attorney fees, costs and interest.

On September 23, 1994, EMC Corp. filed suit in U.S. District Court in Wilmington, Delaware, alleging infringement of a patent pertaining to disk storage technology. The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount and an award of attorney fees and costs. On December 22, 1994, the Company filed a counterclaim for infringement of one of its patents and, in November 1995, added a second patent to its counterclaim.

On April 16, 1996, the Company and EMC Corp. settled the above suits filed on June 10, 1993 and September 23, 1994, and each of the related counterclaims. The settlement includes a cross-licensing agreement limited to patents covering rotating and solid-state direct access storage device technologies.

PAGE

                                                                 FORM 10-Q
                                                                    PAGE 7

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties. The suit sought injunctive relief and damages in the amount of $2,400,000,000. On December 28, 1995 the court dismissed the complaint. Stuff has appealed the dismissal to the Colorado Court of Appeals. In April 1996, the trial court stayed discovery on the Company's counterclaim for breach of the covenant not to sue pending resolution of the appeal.

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

On December 8, 1995, Odetics, Inc. filed a second patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company. The complaint alleges that the "cartridge access port" in certain of the Company's tape library products also infringe the 151 Patent. The complaint seeks injunctive relief, treble damages in an unspecified amount, and an award of attorneys fees and costs. This case has been stayed pending the outcome of any appeal to the U.S. Court of Appeals for the Federal Circuit with respect to the case filed by Odetics, Inc. on June 29, 1995.

In addition, the Company is involved in various other less significant legal proceedings. The Company believes it has adequate legal defenses with respect to each of the suits cited above and intends to vigorously defend against these actions. However, it is reasonably possible that these cases could result in outcomes unfavorable to the Company. While the Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position, the outcome of litigation is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material effect on the Company's financial position or reported results of operations in a particular quarter. An adverse decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company's inability to ship products or components found to have violated third-party patent rights.

PAGE

                                                                 FORM 10-Q
                                                                    PAGE 8

NOTE 4 - SALE OF LEASE ASSETS
- -----------------------------

In March 1996, StorageTek sold all of the issued and outstanding stock of its wholly owned lease financing subsidiary, StorageTek Financial Services Corporation (SFSC), as well as the lease assets of certain of the Company's foreign subsidiaries to Leasetec Corp. (Leasetec). These transactions resulted in the sale of substantially all of the Company's net investment in sales-type leases, installment receivables, and equipment held subject to operating leases. Leasetec assumed approximately $6,000,000 of associated nonrecourse borrowings and the Company used a portion of the cash proceeds to retire its remaining nonrecourse borrowings and 9.53% Senior Secured Notes. The transactions resulted in an extraordinary gain of $9,535,000, net of applicable taxes of $8,200,000, in the first quarter of 1996. The increase in net cash from operating activities on the Consolidated Statement of Cash Flows during the first quarter of 1996, as compared to the first quarter of 1995, is a result of cash received from the sale of lease assets. In connection with the transaction, StorageTek and Leasetec formed a worldwide lease financing alliance to provide lease financing for StorageTek products. The first customer lease financing transactions with Leasetec were completed in March 1996.

NOTE 5 - BANKING AND OTHER FINANCING ARRANGEMENTS
- -------------------------------------------------

On March 28, 1996, the Company entered into a new $150,000,000 secured credit agreement (the Revolver) which expires in May 1998. The interest rates available under the Revolver depend on the type of advance selected. The current primary advance rate is the agent bank's prime lending rate plus 0.125% (8.375% as of March 29, 1996). Under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. As of March 29, 1996, the Company had no outstanding advances under the Revolver.

On January 29, 1996, the Company entered into a one-year financing agreement with a bank which provides for the sale of certain U.S. and foreign based accounts receivable on a recourse basis. This agreement allows for receivable sales of up to $40,000,000 at any one time and StorageTek's obligations under the agreement are secured by a letter of credit for the amount of the receivables sold. The selling price of the receivables is partially determined based upon foreign currency exchange rates and any gains or losses on the sales are recognized within marketing, general, administrative and other income and expense, net, in the Consolidated Statement of Operations at the time the receivables are sold. As of March 29, 1996, the Company had committed to future cumulative sales of approximately $206,000,000. Gains and losses associated with the receivable sales are not expected to have a material effect on the Company's reported financial results after taking into consideration other transactions associated with the Company's international operations. Based upon the Company's past credit and collection experience with respect to the receivables that it expects to sell, the Company believes that no material credit risk exists under the recourse provisions of the agreement.

NOTE 6 - EARNINGS PER COMMON SHARE
- ----------------------------------

Fully diluted earnings per common share for the first quarter of 1996 reflects the assumed conversion of the Company's 7% Convertible Subordinated Debentures and the 8% Convertible Subordinated Debentures, whereas these convertible securities were either not outstanding or were not dilutive in the first quarter of 1995.


PAGE

                                                                 FORM 10-Q
                                                                    PAGE 9

NOTE 7 - RESTRUCTURING
- ----------------------

During the fourth quarter of 1995, the Company adopted a formal action plan for restructuring its enterprise and networking businesses. The restructuring was adopted in an effort to establish a more competitive cost structure in response to slower revenue growth and increasing price competition. In connection with the restructuring, the Company is focusing on its core businesses, outsourcing non-strategic activities, rearchitecting its distribution processes and accelerating the integration of Network Systems Corporation (Network Systems).

The following table summarizes the activity associated with the Company's restructuring reserves during the first quarter of 1996 (in thousands of dollars):

                          Employee      Lease         Other
                         Severance  Abandonments   Exit Costs       Total
                         --------------------------------------------------
Balances,
  December 29, 1995       $ 42,688      $18,538      $10,172     $ 71,398

Cash payments              (13,439)        (373)      (1,974)     (15,786)

Reclassifications              301         (154)       1,222        1,369
                           -------       ------       ------      -------
Balances,
  March 29, 1996          $ 29,550      $18,011      $ 9,420     $ 56,981
                           =======       ======       ======      =======


Cash payments during the first quarter of 1996 are primarily the result of a reduction in the number of employees of approximately 1,300 people. Reclassifications consist principally of reclassifying a restructuring accrual as other exit costs of approximately $1,400,000, which was previously recorded as a direct write-off of a fixed asset. The reclassifications had no affect on the Company's reported results within the Consolidated
Statement of Operations during the first quarter of 1996. While the majority of these remaining accruals are expected to result in future cash outflows, these outflows are not expected to have a material effect on the Company's liquidity.


PAGE

                                                                 FORM 10-Q
                                                                   PAGE 10


               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               MARCH 29, 1996


CERTAIN STATEMENTS IN THE FOLLOWING DISCUSSIONS REGARDING THE COMPANY'S FUTURE PRODUCTS AND BUSINESS PLANS, FINANCIAL RESULTS, PERFORMANCE AND EVENTS ARE FORWARD-LOOKING STATEMENTS AND ARE BASED ON CURRENT EXPECTATIONS. ACTUAL RESULTS MAY DIFFER MATERIALLY DUE TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THE RISKS DETAILED BELOW IN "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS."


GENERAL
- -------

Storage Technology Corporation (StorageTek or the Company) reported net income for the first quarter ended March 29, 1996, of $35.1 million on revenue of $453.5 million, compared to a net loss for the first quarter ended March 31, 1995, of $8.9 million on revenue of $450.2 million. The Company's reported net income for the first quarter of 1996 includes an extraordinary gain of $9.5 million, net of taxes, associated with the sale of substantially all of the Company's lease assets.

Revenue was largely unchanged during the first quarter of 1996 as compared to the same period in 1995; however, revenue for the first quarter of 1995 included revenue of approximately $28 million associated with the Company's midrange business which was sold during 1995. During the first quarter of 1996, the Company received increased revenue and operating profit contributions from the TimberLine 9490 (TimberLine(R)), a 36-track tape cartridge subsystem; the PowderHorn 9310 (PowderHorn(R)), an ACS Library; and the RedWood SD-3 (RedWood(TM)), a high-capacity cartridge subsystem. As anticipated, revenue from older generation Nearline(R) products, including the 4480 18-track tape cartridge subsystem and 4410 automated cartridge system
(ACS) library, decreased during the quarter. The total storage capacity of Iceberg 9200 Virtual Storage Facility (Iceberg(R)) subsystems sold by the Company increased during the quarter, as compared to the same period in 1995. However, revenue from Iceberg decreased slightly during the first quarter of 1996 due to continued price competition in the online marketplace. Gross margin from Iceberg increased slightly during the first quarter of 1996 due to cost savings achieved in connection with the manufacture of Iceberg. Revenue contribution from networking products also decreased during the first quarter of 1996, compared to the same period in 1995; however, progress in the Company's restructuring activities resulted in the realization of cost savings associated with the manufacture of this product line during the first quarter of 1996.

Improvements in revenue and operating results during the remainder of 1996 are significantly dependent upon increasing market penetration for Iceberg and achieving market acceptance for the Kodiak 9890 Scaleable Storage
Facility (Kodiak(TM)); as well as achieving ongoing cost savings associated with the manufacture of these products to offset anticipated price erosion in the online marketplace. Future results are also dependent upon continued market penetration of TimberLine, gaining market acceptance for RedWood, successfully addressing development and distribution issues associated with the Company's networking products, introducing planned technological improvements to the Company's online products, and the effective implementation of significant business restructuring activities initiated during the

PAGE

                                                                 FORM 10-Q
                                                                   PAGE 11

fourth quarter of 1995. For discussion of these factors and other risk factors, see "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS," below.

The Company's cash balances increased $168.4 million during the first quarter of 1996 primarily as a result of net cash proceeds generated from the sale of substantially all of the Company's lease assets. See
"EXTRAORDINARY GAIN," below, for further discussion of the lease asset sale.

The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information and revenue by product line which includes product sales, service and rental, and software revenue.

                                                      Quarter Ended
                                                 ---------------------
                                                03/29/96      03/31/95
                                                 ---------------------
Revenue:
  Nearline products                                 65.3%        56.5%
  Online products                                   18.5         21.1
  Networking products                               10.5         11.4
  Other products                                     5.7         11.0
                                                   -----        -----
     Total revenue                                 100.0        100.0
Cost of revenue                                     57.2         64.0
                                                   -----        -----
     Gross profit                                   42.8         36.0
Research and product development costs              11.0         10.7
Marketing, general, administrative and
  other income and expense, net                     23.8         24.2
Merger expenses                                                   3.2
                                                   -----        -----
  Operating profit (loss)                            8.0         (2.1)
Interest income (expense) , net                     (0.3)         0.3
                                                   -----        -----
     Income (loss) before income taxes
       and extraordinary item                        7.7         (1.8)
Provision for income taxes                          (2.1)        (0.2)
                                                   -----        -----
     Income (loss) before extraordinary item         5.6         (2.0)
Extraordinary gain on sale of lease assets,
    net of income taxes                              2.1
                                                   -----        -----
     Net income (loss)                               7.7%        (2.0)%
                                                   =====        =====


REVENUE
- -------

NEARLINE PRODUCTS

Revenue from Nearline products increased 16% in the first quarter of 1996 compared to the same period in 1995, primarily due to a significant increase in revenue from TimberLine; PowderHorn; and RedWood, which was introduced in the first quarter of 1995. As anticipated, revenue from earlier generation Nearline products, such as the 4480 18-track cartridge subsystem and the 4400 ACS library declined in the first quarter of 1996, compared to the first quarter of 1995. Revenue from the Silverton 4490 36-track cartridge subsystem was largely unchanged as compared to the first quarter of 1995.

 PAGE

                                                                 FORM 10-Q
                                                                   PAGE 12

Future results of the Nearline product line are significantly dependent upon the continued success of TimberLine and PowderHorn, and gaining market acceptance for RedWood and other new Nearline products, including products targeted for open-systems markets. Sales of these products are expected to offset anticipated further declines in revenue from earlier generation Nearline products. There can be no assurance that RedWood or other new Nearline products will gain market acceptance in the future.

ONLINE PRODUCTS

Revenue from online products decreased 12% in the first quarter of 1996 compared to the same period in 1995. During the first quarter of 1996, the Company sold more storage capacity of Iceberg subsystems compared to the same period in 1995; however, revenue contribution from Iceberg declined slightly due to rapid price erosion in the online marketplace. The decline in revenue contribution from online products during the first quarter also reflects declining service revenue contribution from older online products. The Company announced the commencement of initial shipments of Kodiak in the third quarter of 1995; however, Kodiak is not generally available as the Company continues development efforts associated with the product. As such, the Company has received no significant revenue contribution from Kodiak through the first quarter of 1996. There can be no assurance that Kodiak will be successfully introduced into the marketplace or that it will generate any significant future revenue.

Future revenue contribution from online products is significantly dependent upon continued market penetration of Iceberg, achieving market acceptance of Kodiak, the timely and successful introduction of additional functions and features for Iceberg and Kodiak, and achieving ongoing cost savings associated with the manufacture of these products to offset anticipated price erosion in the online marketplace. While the Company believes the introduction schedules for additional functions and features are achievable; there can be no assurances that the schedules will be met, or that these functions and features will result in additional market acceptance for Iceberg or Kodiak.

NETWORKING PRODUCTS

Revenue from networking products decreased 7% in the first quarter of 1996 compared to the same period in 1995; however, progress in the Company's restructuring activities resulted in the realization of cost savings associated with the manufacture of this product line during the first quarter of 1996. The decrease in revenue is primarily a result of the continuation of declines in revenue from older mainframe channel extension networking products.

Future revenue and operating results from the Company's networking products are significantly dependent upon successfully expanding the networking product line, developing new market distribution channels and reducing operating expenses. The Company is currently in discussions with Northern Telecom, Inc. concerning the future development direction for the Company's Enterprise Routing Switch product. There can be no assurance the Company's networking products will generate any significant profits in the future or that new products will be successfully and timely developed or gain market acceptance.

OTHER PRODUCTS

Revenue from other products decreased 47% in the first quarter of 1996 as compared to the same period in 1995. This decline is primarily the result of the Company's sale of its net

PAGE

                                                                 FORM 10-Q
                                                                   PAGE 13

investment in sales-type leases associated with its midrange business during the second quarter of 1995 and the sale of substantially all of the midrange service business during the third quarter of 1995.

GROSS PROFIT
- ------------

Overall gross profit increased to 43% in the first quarter of 1996, compared to 36% for the first quarter of 1995, due to an increase in both product sales margins and service margins.

Gross profit on product sales increased to 41% in the first quarter of 1996, compared to 37% in the first quarter of 1995. This increase is principally a result of cost savings achieved in connection with the Company's 1995 restructuring, cost savings associated with increased manufacturing volumes, incremental profit margin contribution associated with customer lease financing transactions in March 1996 under the Company's worldwide lease financing alliance with Leasetec Corp. (Leasetec), and favorable product cost variances for online and Nearline products during the first quarter of 1996. Product sales margins also benefited from reduced sales revenue contribution from lower-margin midrange products as a result of the sale of the midrange lease assets during the second quarter of 1995. While the continuation of price declines in the online marketplace resulted in reduced revenue contribution from Iceberg during the first quarter of 1996, product sales margins from Iceberg increased as progress was made in reducing product manufacturing costs.

Gross profit on service and rental revenue increased to 47% for the first quarter of 1996 compared to 33% for the first quarter of 1995 primarily due to cost savings associated with the 1995 restructuring and reduced service revenue contribution from lower-margin midrange service as a result of the sale of the midrange service business in the third quarter of 1995. In addition to costs savings associated with the restructuring, certain organizational functions were realigned within the Company as a result of the restructuring. This realignment resulted in costs and expenses of approximately $2.0 million and $1.4 million previously associated with customer service activities being reported during the first quarter of 1996 as research and product development costs and marketing, general, administrative and other income and expense, respectively.

The Company's ability to sustain or improve product sales margins during the remainder of 1996 is significantly dependent upon the rate of price erosion in the online marketplace, achieving satisfactory volumes associated with networking products, and achieving further cost savings associated with the manufacture of its online and networking products. Product sales margins also may be adversely affected by inventory writedowns resulting from rapid technological changes and delays in gaining market acceptance for new products. Service margins also may be affected in the future due to increased price competition.

RESEARCH AND PRODUCT DEVELOPMENT
- --------------------------------

Research and product development expenditures increased 3% in the first quarter of 1996, compared to the same period of 1995, and increased as a percentage of revenue from 10.7% for the first quarter of 1995, to 11% for the first quarter of 1996. This increase is due primarily to an increase of approximately $2.0 million as a result of the realignment of certain organizational functions under the research and development organization which were previously associated with customer service activities, as well as a lower level of capitalized

PAGE

                                                                 FORM 10-Q
                                                                   PAGE 14

software development costs as products and enhancements progress through the development cycle. These increases more than offset cost savings resulting from the 1995 restructuring.

MARKETING, GENERAL, ADMINISTRATIVE AND OTHER
- --------------------------------------------

Marketing, general, administrative and other income and expense (MG&A and Other) was largely unchanged in the first quarter of 1996, compared to the first quarter of 1995, as cost savings associated with the 1995 restructuring were offset by an increase of approximately $1.4 million as a result of the realignment of certain organizational functions under the marketing organization which were previously associated with customer service activities.

INTEREST INCOME AND EXPENSE
- ---------------------------

Interest income decreased 33% in the first quarter of 1996, as compared to the same period of 1995, due primarily to a reduction in the Company's net investment in sales-type lease balances. Interest expense decreased 12% in the first quarter of 1996, as compared to the same period of 1995, due primarily to a reduction in nonrecourse borrowings and other long-term debt. These decreases were partially offset by incremental interest expense associated with the exchange of the Company's 7% Convertible Subordinated Debentures for its $3.50 Convertible Exchangeable Preferred Stock in the fourth quarter of 1995.

The reductions in the balances of net investment in sales-type leases and nonrecourse borrowings noted above, were primarily a result of the sale of the Company's midrange lease assets and the repayment of the associated lease borrowings during the second quarter of 1995. It is anticipated that future levels of both interest income and expense will be further reduced in future periods as a result of the sale of substantially all of the Company's net investment in sales-type leases and repayment of its remaining nonrecourse borrowings and 9.53% Senior Secured Notes in March 1996. These decreases in interest income and expense are expected to be largely offsetting and, accordingly, are not expected to materially affect the Company's profitability.

INCOME TAXES
- ------------

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, including the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, the Company's earnings history, the Company's near-term earnings expectations and possible reductions in the Company's net operating loss carryforwards as a result of proposed adjustments by the Internal Revenue Service to the Company's previously filed federal income tax returns. Based on the currently available information, management has determined that the Company will more likely than not realize $88.8 million of deferred income tax assets as of March 29, 1996.

PAGE

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

EXTRAORDINARY GAIN
- ------------------

As more fully discussed in Note 4 to the consolidated financial statements, in March 1996, StorageTek sold substantially all of the Company's net investment in sales-type leases, installment receivables, and equipment held subject to operating leases. The sale was a result of the Company's efforts to focus on the core businesses and outsource its capital intensive lease financing business. Leasetec assumed approximately $6.0 million of associated nonrecourse borrowings and the Company used a portion of the cash proceeds to retire its remaining nonrecourse borrowings and 9.53% Senior Secured Notes. The transactions resulted in an extraordinary gain of $9.5 million, net of applicable taxes of $8.2 million, in the first quarter of 1996.

RESTRUCTURINGS
- --------------

During the fourth quarter of 1995, the Company adopted a formal action plan for restructuring its enterprise and networking businesses. The restructuring was adopted in an effort to establish a more competitive cost structure in response to slower revenue growth and increasing price competition. In connection with the restructuring, the Company is focusing on core businesses and outsourcing non-strategic activities, rearchitecting its distribution processes and accelerating the integration of Network Systems.

The following table summarizes the activity associated with the Company's restructuring reserves during the first quarter of 1996 (in thousands of dollars):

                          Employee      Lease         Other
                         Severance  Abandonments   Exit Costs       Total
                         --------------------------------------------------
Balances,
 December 29, 1995        $ 42,688      $18,538      $10,172     $ 71,398

Cash payments              (13,439)        (373)      (1,974)     (15,786)

Reclassifications              301         (154)       1,222        1,369
                           -------       ------       ------      -------
Balances,
  March 29, 1996          $ 29,550      $18,011      $ 9,420     $ 56,981
                           =======       ======       ======      =======


Cash payments during the first quarter of 1996 are primarily the result of a reduction in the number of employees of approximately 1,300 people. Reclassifications consist principally of reclassifying a restructuring accrual as other exit costs of approximately $1.4 million, which was previously recorded as a direct write-off of a fixed asset. The reclassifications had no affect on the Company's reported results within the Consolidated Statement of Operations during the first quarter of 1996.
While the majority of these remaining accruals are expected to result in future cash outflows, these outflows are not expected to have a material effect on the Company's liquidity.


PAGE

                                                                 FORM 10-Q
                                                                   PAGE 16

The restructuring is expected to yield expense reductions on an annual basis through the elimination of recurring costs of approximately $125 million. The Company does not expect to realize the full benefit of the expense reductions until the second half of 1997 when all associated restructuring activities are expected to be completed. While the Company is evaluating various outsourcing and automation projects in order to gain further improvements in operating efficiencies, the Company does not anticipate that any material incremental costs have been or will be incurred as part of the restructuring which would offset the anticipated expense reductions.

The Company believes that its restructuring programs have eliminated certain non-essential functions and excess costs. Based on current short- and long-term forecasts, the Company believes that such cost reductions will benefit future operations. While the Company does not currently foresee any significant additional restructuring charges in the near future, the successful implementation of the action plans associated with the Company's restructuring during 1996 and 1997 is critical to achieving improved operating results in future periods. There can be no assurance that the anticipated expense reductions will be achieved, or that the Company's restructuring activities will otherwise be successful or sufficient to allow the Company to generate improved operating results in future periods. It is possible that changes in the Company's business or in its industry may necessitate future restructuring charges, which may be significant.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

WORKING CAPITAL

The Company's cash balances increased $168.4 million from December 29, 1995, to March 29, 1996. The increase in cash during the first quarter of 1996 primarily resulted from cash generated from operations of $261.5 million which was partially offset by net repayments of nonrecourse borrowings and other debt of $94.2 million. The increase in net cash from operating activities during the first quarter of 1996, as compared to the first quarter of 1995, is a result of cash received from the sale of lease assets, partially offset by cash payments associated with the 1995 restructuring.
In connection with the sale of lease assets, the Company used a portion of the cash proceeds to retire its remaining nonrecourse borrowings and its 9.53% Senior Secured Notes. Net cash from operating activities of $68.9 million during the first quarter of 1995 included collections of income tax refunds and associated interest by Network Systems from the Internal Revenue Service of $18.9 million.

The current ratio increased to 2.2 as of March 29, 1996, from 1.8 as of December 29, 1995. Accounts receivable increased from $396.5 million as of December 29, 1995, to $423.2 million as of March 29, 1996, due primarily to a receivable from Leasetec of $47 million associated with customer lease financing transactions which was subsequently collected in April 1996. Inventories increased from $214.6 million as of December 29, 1995, to $238.5 million as of March 29, 1996.

AVAILABLE FINANCING LINES

On March 28, 1996, the Company entered into a new $150 million secured credit agreement (the Revolver) which expires in May 1998. The interest rates available under the Revolver depend on the type of advance selected. The current primary advance rate is the agent bank's prime lending rate plus 0.125% (8.375% as of March 29, 1996). Under the Revolver, the Company is required to comply with certain financial and other covenants, including

PAGE

                                                                 FORM 10-Q
                                                                   PAGE 17

restrictions on the payment of cash dividends on its common stock. As of March 29, 1996, the Company had no outstanding advances under the Revolver.

On January 29, 1996, the Company entered into a one-year agreement with a bank which provides for the sale of certain U.S. and foreign based accounts receivable on a recourse basis. This agreement allows for receivable sales of up to $40 million at any one time and StorageTek's obligations under the agreement are secured by a letter of credit for the amount of the receivables sold. The selling price of the receivables is partially determined based upon foreign currency exchange rates and any gains or losses on the sales are recognized within MG&A and Other in the Consolidated Statement of Operations at the time the receivables are sold. As of March 29, 1996, the Company had committed to future cumulative sales of approximately $206 million. Gains and losses associated with the receivable sales are not expected to have a material effect on the Company's reported financial results after taking into consideration other transactions associated with the Company's international operations.

After consideration of the factors noted above which potentially affect the Company's future liquidity, the Company believes it has adequate working capital and financing capabilities to meet its anticipated operating and capital requirements for the next 12 months. Over the longer term, the Company intends to continue to commit substantial amounts of its resources to research and development projects and may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may seek to fund these activities or possible transactions through the issuance of additional equity or debt. The issuance of equity or convertible debt securities could result in dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, can be completed on terms acceptable to the Company.

TOTAL DEBT-TO-CAPITALIZATION

The Company's debt-to-capitalization ratio decreased from 32% as of December 29, 1995, to 26% as of March 29, 1996. The decrease resulted from the repayment of nonrecourse borrowings and certain other debt associated with the sale of lease assets to Leasetec.

REPAYMENT OBLIGATIONS AND CONVERSION FEATURES

Pursuant to the indenture related to the Company's 8% Convertible Subordinated Debentures due 2015 (8% Convertible Debentures), the Company is required to make semiannual interest payments on the $145.6 million principal amount of the 8% Convertible Debentures outstanding. The 8% Convertible Debentures are unsecured, subordinated obligations of the Company and are currently convertible at the option of the holder into common stock at a price of $35.25 per share. The 8% Convertible Debentures are currently redeemable at the option of the Company at a premium of 4.0%, and are redeemable at decreasing premiums through May 30, 2000. The Company is required to make annual principal payments of $8 million, plus accrued interest, into a sinking fund beginning May 31, 2000, to provide for the retirement of 75% of the 8% Convertible Debentures prior to their maturity on May 31, 2015. 8% Convertible Debentures purchased by the Company in the open market and 8% Convertible Debentures converted to common stock may be applied to the sinking fund requirements. As of March 29, 1996, the Company held 8% Convertible Debentures in the principal amount of $14.4 million available for sinking fund payments.

PAGE

                                                                 FORM 10-Q
                                                                   PAGE 18

Pursuant to the indenture related to the Company's 7% Convertible Subordinated Debentures due 2008 (7% Convertible Debentures), the Company is required to make semiannual interest payments on the $171.1 million principal amount of the 7% Convertible Debentures outstanding. The 7% Convertible Debentures are unsecured, subordinated obligations of the Company and are currently convertible at the option of the holder into common stock at a price of $23.50 per share. The 7% Convertible Debentures are pari parsu with the Company's 8% Convertible Debentures. The 7% Convertible Debentures are currently redeemable, in whole or in part, at the option of the Company at a premium of 4.9%, and are redeemable at decreasing premiums through March 15, 2003. The Company is required to make annual payments into a sinking fund beginning March 15, 2003, in the amount of $17.1 million to provide for the retirement of 50% of the 7% Convertible Debentures prior to their maturity on March 15, 2008. 7% Convertible Debentures purchased by the Company in the open market and 7% Convertible Debentures converted to common stock may be applied to the sinking fund requirements. As of March 29, 1996, the Company held no 7% Convertible Debentures available for sinking fund payments.

INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES
- -----------------------------------------------

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
- -------------------------------------------

NEW PRODUCTS AND TECHNOLOGICAL CHANGE

The successful and timely development of new products, software applications and enhancements play a key role in determining the Company's results of operations and competitive strength. During the past several years, the Company has introduced many key products including TimberLine, RedWood, PowderHorn, and Iceberg. The Company plans to introduce new products

PAGE

                                                                 FORM 10-Q
                                                                   PAGE 19

and enhancements in the future that it believes will be key to its financial strength and competitiveness. In the past, the Company has encountered defects which have delayed the introduction of key new products and enhancements, and the manufacture of existing products. These delays have, from time to time, adversely affected the Company's financial results and competitive position in the market. There can be no assurances that the Company will not encounter product delays or that despite intensive testing by the Company, flaws in design or production will not occur in the future. Delays and design flaws could result in the Company experiencing a rate of failure in its products that delay the shipment or sale of its products, trigger substantial repair or replacement costs, excessive warranty claims and damage to the Company's reputation and have a material adverse effect upon the Company's financial results.

The market for the Company's products is characterized by rapid technological advances and changes in customer demand which necessitate frequent product introductions and enhancements. These factors can result in unpredictable product transitions, shortened product life cycles, and can render existing products obsolete or unmarketable. The Company must make significant investments in research and product development and successfully introduce competitive new products and enhancements on a timely basis. In the past, delays associated with the development and introduction of new products have resulted in the Company incurring significant accounting charges to reflect the impaired values of associated business acquisitions, inventory, and other product-line specific assets. There can be no assurance that new products developed by the Company will be accepted in the marketplace. Moreover, certain components of the Company's products operate near the present limits of electronic and physical performance capabilities and are designed and manufactured with relatively small tolerances.

DEPENDENCE ON IBM SYSTEMS

Many of the Company's products are designed to be compatible with certain IBM operating systems and many of its products function like IBM equipment due to the significance of the IBM computer operating environments. Future revenue from products and services is therefore dependent on the marketplace's continued widespread acceptance of and IBM's continued support of these products. While the Company believes that customers will continue to use, and IBM will continue to support, these operating systems and products, there can be no assurances of such continued use and support. A significant shift away from the mainframe environment or modifications in the design or configuration of IBM computers may have a material adverse effect on the Company's business.

INTENSE COMPETITION; PRICING PRESSURES

The Company competes with a number of large multinational companies that have substantially greater resources than the Company's, including IBM, Fujitsu Ltd., and Hitachi, Ltd., as well as similarly sized companies, including Amdahl Corp. and EMC Corp. In addition, competition could be affected by cooperative alliances and relationships with competitors and prospective customers that may emerge and rapidly acquire market share. Increased competition may result in price reductions, reduced margins and declining market share, which may have a material adverse effect on the Company's business and financial results. Industry estimates currently show that while demand for online storage capacity in the enterprise marketplace is expected to increase in 1996, price erosion is expected to more than offset this growth in demand.

In the networking marketplace, the Company competes with a number of companies that have a greater market presence, including 3Com Corp., Cisco Systems, Inc., Cabletron Systems, Inc. and Bay Networks, Inc. In 1995, the operating results of the Company's networking product line did not

PAGE

                                                                 FORM 10-Q
                                                                   PAGE 20

meet its expectations due to difficulties encountered with the integration of Network Systems, and delays in the development of new products. Future revenue and operating results from networking products are significantly dependent upon successfully expanding the networking product line, developing new market distribution channels and reducing operating expenses. There can be no assurance that the Company's networking product line will generate any significant future profits. The Company's inability to successfully and timely develop and introduce new network products and product enhancements, expand its market penetration, and improve the margins on its network products through effective cost controls could have a material adverse effect on the Company's future business and financial results.

The Company is adapting its product offerings for, and intensifying its activities in, the client-server arena in response to the migration toward shared data storage. The Company's ability to compete in the client-server systems market depends on a number of factors within and outside its control, including the timely introduction, performance, marketing and distribution of new and adapted products for the client-server market introduced by the Company and its competitors. There can be no assurance that the Company will be successful in timely developing and marketing products for the expanding client-server marketplace.

INTELLECTUAL PROPERTY

The Company's competitive strength is affected by its ability to protect its proprietary information. StorageTek protects its intellectual property rights through a combination of patents, trademarks, copyrights, confidentiality procedures, trade secret laws and licensing arrangements. The Company's policy is to apply for patents, or other appropriate proprietary or statutory protection when it develops new or improved technology that is important to its business. Such protection, however, may not preclude competitors from developing products similar to the Company's products. In addition, competitors may attempt to restrict the Company's ability to compete by advancing various intellectual property law theories which could, if enforced by the courts, restrict the Company's ability to develop and manufacture interoperable products. Also, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. The Company also relies on certain technology that is licensed from others. The Company is unable to predict whether these license arrangements can be renewed on terms acceptable to the Company. The Company's intellectual property rights are material to the Company's business. The failure to successfully protect its intellectual property rights or obtain licenses from others as needed could have a material adverse effect on the Company's business and financial results.

The high technology industry is characterized by vigorous pursuit and protection of intellectual property rights or positions, which in some instances has resulted in significant litigation that is often protracted and expensive. Litigation by or against the Company could result in significant expense and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in any determination unfavorable to the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages, cease the manufacture, use and sale of infringing products, expend significant resources to develop non-infringing technology, discontinue the use of certain processes, enter into royalty arrangements, or obtain licenses to the infringing technology. There can be no assurances that the Company would be successful in such development or that such license or royalty arrangements would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. The Company has, from time to time, commenced actions against other companies to protect or enforce its intellectual property rights.

PAGE

                                                                 FORM 10-Q
                                                                   PAGE 21

Similarly, the Company has, from time to time, been notified that it may be infringing certain patent or other intellectual property rights of others. In early 1996, the Company settled certain legal proceedings with one of its competitors in the online market and entered into a cross-licensing agreement covering its online products. The Company is currently involved in several other proceedings relating to its intellectual property. See
Note 3 of notes to consolidated financial statements for additional information with respect to the Company's legal proceedings.

INTERNATIONAL REVENUE AND OPERATIONS

During 1995, approximately 41% of the Company's revenue was derived from sales and service in markets outside the United States, primarily in Europe. The Company expects that international revenue will continue to account for a significant portion of its revenue for the foreseeable future. During 1995, the Company commenced manufacturing operations in Toulouse, France and is expanding the volume of its production at this facility. The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, in the past, the Company's business has been adversely affected by recessions in Europe. In addition, the Company is subject to the risks of conducting business outside the United States, including fluctuations in foreign currency exchange rates, changes in or impositions of legislative or regulatory requirements, tariffs, quotas, difficulty in obtaining export licenses, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors outside the Company's control. In addition, the laws of certain foreign countries in which the Company's products are or may be manufactured or sold may not protect the Company's intellectual property rights to the same extent as the laws of the United States. To date, the Company has not experienced any material adverse effects on its operations as a result of the foregoing factors. There can be no assurances, however, that one or more of the foregoing factors will not have a material adverse effect on the Company's business or financial results in the future.

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

RESTRUCTURING PLAN

During the fourth quarter of 1995, the Company adopted a formal plan for restructuring its enterprise and networking businesses. This restructuring was adopted in an effort to establish a

PAGE

                                                                 FORM 10-Q
                                                                   PAGE 22

more competitive cost structure in response to slower revenue growth and increasing price competition in the marketplace. In connection with the restructuring, the Company is focusing on core businesses and outsourcing non-strategic activities, rearchitecting its distribution processes and the integration of Network Systems. There can be no assurance that the Company will achieve anticipated expense reductions, or that the Company's restructuring activities will otherwise be successful or sufficient to allow the Company to generate improved operating results in future periods. It is possible that changes in the Company's business or in its industry may necessitate future restructuring charges, which may be significant. See "RESTRUCTURINGS," above, and Note 7 of notes to the consolidated financial statements for additional information regarding the Company's restructuring plan.

EARNINGS FLUCTUATIONS

The Company's reported earnings have fluctuated significantly and may continue to fluctuate significantly from quarter to quarter due to a variety of factors including, among others, the effects of (i) customers' historical tendencies to make purchase decisions near the end of the calendar year,
(ii) the timing of the announcement and availability of products and product enhancements by the Company and its competitors, (iii) fluctuating foreign currency exchange rates, (iv) changes in the mix of products sold, and (v) variations in customer acceptance periods for the Company's products.

VOLATILITY OF STOCK PRICE

The trading price of the Company's common stock has fluctuated and in the future may fluctuate substantially in response to reported earnings, industry conditions, new product or product development announcements by the Company or its competitors, announced acquisitions and joint ventures by the Company or its competitors, general market and economic conditions, international currency fluctuations and other events or factors. Further, the volatility of the stock markets in recent years has caused wide fluctuations in trading prices of stocks of high technology companies independent of their individual operating results. In the future, the Company's reported earnings may be below the expectations of stock market analysts and investors, and in such events, there could be an immediate and significant adverse effect on the trading price of the Company's common stock.

PAGE

                                                                 FORM 10-Q
                                                                   PAGE 23


               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
- --------------------------

See Part I, Item 3 - Legal Proceedings, of the Company's Form 10-K for the year ended December 29, 1995, electronically filed with the Commission on March 11, 1996.

On June 10, 1993, the Company filed suit against EMC Corp. in U.S. District Court for the District of Colorado. The suit alleged infringement by EMC Corp. of a patent pertaining to the Company's disk storage technology. The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorney fees and costs. EMC Corp. filed an answer and counterclaim on July 20, 1993, alleging, among other things, patent misuse by StorageTek and seeking the invalidation of the Company's patents, damages in an unspecified amount and an award of attorney fees, costs and interest.

On September 23, 1994, EMC Corp. filed suit in U.S. District Court in Wilmington, Delaware, alleging infringement of a patent pertaining to disk storage technology. The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount and an award of attorney fees and costs. On December 22, 1994, the Company filed a counterclaim for infringement of one of its patents and, in November 1995, added a second patent to its counterclaim.

On April 16, 1996, the Company and EMC Corp. settled the above suits filed on June 10, 1993 and September 23, 1994, and each of the related counterclaims. The settlement includes a cross-licensing agreement limited to patents covering rotating and solid-state direct access storage device technologies.

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties. The suit sought injunctive relief and damages in the amount of $2,400,000,000. On December 28, 1995, the court dismissed the complaint. Stuff has appealed the dismissal to the Colorado Court of Appeals. In April 1996, the trial court stayed discovery on the Company's counterclaim for breach of the covenant not to sue pending resolution of the appeal.

Information concerning certain of these legal proceedings is also contained in Note 3 to the consolidated financial statements identified in Part I of this Form 10-Q.

In addition, the Company is involved in various other less significant legal proceedings. The Company believes it has adequate legal defenses with respect to each of the suits cited above and intends to vigorously defend against these actions. However, it is reasonably possible that these cases could result in outcomes unfavorable to the Company. While the Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position, the outcome of litigation is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material effect on the Company's financial position or reported results of operations in a particular quarter. An adverse decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company's inability to ship products or components found to have violated third-party patent rights.

PAGE

                                                                 FORM 10-Q
                                                                   PAGE 24


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
- -----------------------------------------

     (a)  Exhibits

          *10.1 Second Amendment and Restated Credit Agreement dated as of March 28, 1996, among the Registrant, Storage Technology de Puerto Rico, Inc., Bank of America National Trust and Savings Association and the other financial institutional parties thereto.

          *11.0  Computation of Earnings (Loss) Per Common Share

          *27.0  Financial Data Schedule

     (b)  Reports on Form 8-K

          On January 29, 1996, the Company filed a Current Report on
          Form 8-K dated January 25, 1996, pursuant to Item 5, concerning its 1995 financial results as reported in a press release dated January 25, 1996.

          On April 15, 1996, the Company filed a Current Report on Form 8-K dated March 29, 1996, pursuant to Item 2, concerning the Company's disposition of certain assets. In March 1996, the Company sold its lease financing subsidiary, StorageTek Financial Services Corporation, and certain lease assets held by a number of its foreign subsidiaries, to Leasetec Corp. In connection with the Form 8-K, the Company filed historical unaudited pro forma consolidated financial information, including a balance sheet and statement of operations, giving effect to the sale of these assets and the retirement of the associated debt, as if the sale had occurred on December 29, 1995, for balance sheet purposes and as of the beginning of the year ended December 29, 1995, for statement of operations purposes.



- -----------------------------
      *  Indicates Exhibits filed with this Quarterly Report on Form 10-Q.


PAGE

                                                                 FORM 10-Q
                                                                   PAGE 25


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  STORAGE TECHNOLOGY CORPORATION
                                            (Registrant)


     May 10, 1996                       /s/ DAVID E. WEISS
     ------------              -----------------------------------
        (Date)                            David E. Weiss
                                     Executive Vice President
                                   and Chief Operating Officer
                                  (Principal Operating Officer)



     May 10, 1996                       /s/ DAVID E. LACEY
     ------------              -----------------------------------
        (Date)                             David E. Lacey
                                     Corporate Vice President
                               and Interim Chief Financial Officer
                                 (Principal Financial Officer and
                                   Principal Accounting Officer)