Form 10-Q
period 1996-06-28
STORAGE TECHNOLOGY CORP
filed 1996-08-12
CIK 94673

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 28, 1996

                                       OR

        [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to______________

                         ----------------------------

                         COMMISSION FILE NUMBER 1-7534

                         -----------------------------

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

Common stock ($.10 Par Value) - 61,222,248 shares outstanding at August 2,
1996.

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                 JUNE 28, 1996

                                                                       PAGE

 PART I - FINANCIAL INFORMATION

          Item 1 - Financial Statements

                   Consolidated Balance Sheet                             3

                   Consolidated Statement of Operations                   4

                   Consolidated Statement of Cash Flows                   5

                   Consolidated Statement of Changes in
                        Stockholders' Equity                              6

                   Notes to Consolidated Financial Statements             7

          Item 2 - Management's Discussion and Analysis of Financial
                        Condition and Results of Operations              12

    PART II - OTHER INFORMATION

          Item 1 - Legal Proceedings                                     26

          Item 4 - Submission of Matters to a Vote of Security Holders   27

          Item 6 - Exhibits and Reports on Form 8-K                      28

                                                                       Form 10-Q
                                                                          Page 3



                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (In Thousands of Dollars)


                                                                06/28/96
                                                              (Unaudited)    12/29/95
                                                              -----------  ----------
ASSETS
Current assets:
 Cash, including cash equivalents                              $  489,780  $  264,502
 Accounts receivable, net                                         400,273     396,499
 Notes and installment receivables (Note 4)                         2,643      10,766
 Net investment in sales-type leases (Note 4)                       6,632      88,668
 Inventories (Note 2)                                             274,815     214,553
                                                              -----------  ----------
 Total current assets                                           1,174,143     974,988
Notes and installment receivables (Note 4)                          1,530      10,113
Net investment in sales-type leases (Note 4)                        4,993     150,751
Equipment held for sale or lease, at cost (net)                   133,022     139,629
Spare parts for field service, at cost (net)                       34,837      29,468
Property, plant and equipment, at cost (net)                      327,653     333,021
Deferred income tax assets, net                                    85,534      74,902
Other assets                                                      157,476     175,757
                                                              -----------  ----------
                                                               $1,919,188  $1,888,629
                                                              ===========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
 Nonrecourse borrowings secured by lease commitments (Note 4)              $   19,415
 Current portion of other long-term debt (Note 4)              $    5,996      65,844
 Accounts payable and accrued liabilities                         471,826     454,415
 Income taxes payable                                              29,141       9,963
                                                              -----------  ----------
 Total current liabilities                                        506,963     549,637
7% Convertible subordinated debentures (Note 5)                    97,149     171,205
8% Convertible subordinated debentures                            145,645     145,645
Nonrecourse borrowings secured by lease commitments (Note 4)                   20,980
Other long-term debt                                               25,932      26,133
Deferred income tax liabilities                                    18,023      12,196
                                                              -----------  ----------
  Total liabilities                                               793,712     925,796
                                                              -----------  ----------

Commitments and contingencies (Note 3)

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 150,000,000 shares authorized;
  57,014,255 shares issued at June 28, 1996, and 53,352,087
  shares issued at December 29, 1995                                5,701       5,335
Capital in excess of par value                                  1,498,714   1,414,551
Accumulated deficit                                              (372,777)   (445,761)
Treasury stock of 61,738 shares at June 28, 1996, and
  43,773 shares at December 29, 1995                                 (779)       (777)
Unearned compensation                                              (4,395)     (6,427)
Notes receivable from stockholders                                   (988)     (4,088)
                                                              -----------  ----------
  Total stockholders' equity                                    1,125,476     962,833
                                                              -----------  ----------
                                                               $1,919,188  $1,888,629
                                                              ===========  ==========



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

                                                                       Form 10-Q
                                                                          Page 4



                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                               Quarter Ended      Six Months Ended
                                             ------------------  ------------------
                                             06/28/96  06/30/95  06/28/96  06/30/95
                                             --------  --------  --------  --------

Sales                                        $340,782  $330,739  $658,080  $635,831
Service and rental revenue                    138,523   149,963   274,706   295,057
                                             --------  --------  --------  --------
    Total revenue                             479,305   480,702   932,786   930,888
                                             --------  --------  --------  --------

Cost of sales                                 198,421   210,244   385,467   401,792
Cost of service and rental revenue             74,568    96,698   147,089   193,239
                                             --------  --------  --------  --------
    Total cost of revenue                     272,989   306,942   532,556   595,031
                                             --------  --------  --------  --------

    Gross profit                              206,316   173,760   400,230   335,857

Research and product development costs         48,995    45,207    98,617    93,383
Marketing, general, administrative and
 other income and expense, net                104,516   114,444   212,630   223,501
Merger expenses                                                              14,352
                                             --------  --------  --------  --------

    Operating profit                           52,805    14,109    88,983     4,621

Interest income                                 6,644    11,784    14,884    24,133
Interest expense                               (7,589)   (9,538)  (17,018)  (20,313)
                                             --------  --------  --------  --------

    Income before income taxes and
      extraordinary item                       51,860    16,355    86,849     8,441

Provision for income taxes                    (14,000)   (4,500)  (23,400)   (5,500)
                                             --------  --------  --------  --------

    Income before extraordinary item           37,860    11,855    63,449     2,941

Extraordinary gain on sale of lease assets,
 net of income taxes of $8,200 (Note 4)                             9,535
                                             --------  --------  --------  --------

    Net income                                 37,860    11,855    72,984     2,941

Preferred dividend requirement                           (3,019)             (6,038)
                                             --------  --------  --------  --------

    Income (loss) applicable to
      common shares                          $ 37,860  $  8,836  $ 72,984  $ (3,097)
                                             ========  ========  ========  ========

EARNINGS (LOSS) PER COMMON SHARE
 AND COMMON EQUIVALENTS (Note 6)
Primary:
Income (loss) before extraordinary item      $   0.70  $   0.17  $   1.18  $  (0.06)
Extraordinary gain, net                                              0.17
                                             --------  --------  --------  --------
                                             $   0.70  $   0.17  $   1.35  $  (0.06)
                                             ========  ========  ========  ========

Fully Diluted:
Income before extraordinary item             $   0.65            $   1.11
Extraordinary gain, net                                              0.15
                                             --------            --------
                                             $   0.65       N/A  $   1.26       N/A
                                             ========  ========  ========  ========



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

                                                                       Form 10-Q
                                                                          Page 5



                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                           (In Thousands of Dollars)

                                                                     Six Months Ended
                                                                 ------------------------
                                                                  06/28/96      06/30/95
                                                                 ----------    ----------
OPERATING ACTIVITIES
Cash received from customers (Note 4)                            $1,194,900    $1,129,442
Cash paid to suppliers and employees                               (848,444)     (847,435)
Interest received                                                    14,884        33,378
Interest paid                                                       (14,855)      (19,640)
Income taxes (paid) refunded, net                                   (16,651)       (3,583)
                                                                 ----------    ----------
   Net cash from operating activities                               329,834       292,162
                                                                 ----------    ----------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                           (24,046)      (44,526)
Short-term investments, net                                                         5,557
Merger expenses                                                                    (9,528)
Other assets, net                                                    (1,882)      (21,747)
                                                                 ----------    ----------
   Net cash used in investing activities                            (25,928)      (70,244)
                                                                 ----------    ----------
FINANCING ACTIVITIES
Proceeds from nonrecourse borrowings                                                3,060
Repayments of nonrecourse borrowings (Note 4)                       (33,753)     (138,401)
Proceeds from other debt                                                 62           858
Repayments of other debt (Note 4)                                   (63,190)      (52,222)
Proceeds from employee stock plans                                   14,987         6,104
Preferred stock dividend payments                                                  (6,038)
                                                                 ----------    ----------
   Net cash used in financing activities                            (81,894)     (186,639)
                                                                 ----------    ----------
   Effect of exchange rate changes on cash                            3,266           938
                                                                 ----------    ----------
Increase in cash and cash equivalents                               225,278        36,217
   Cash and cash equivalents - beginning of the period              264,502       228,081
                                                                 ----------    ----------
Cash and cash equivalents - end of the period                    $  489,780    $  264,298
                                                                 ==========    ==========
RECONCILIATION OF NET INCOME TO NET CASH FROM
 OPERATING ACTIVITIES
Net income                                                       $   72,984    $    2,941
Depreciation and amortization expense                                77,936       111,571
Translation (gain) loss                                               2,212        (6,922)
Other adjustments to income                                          10,142        20,804
Decrease in accounts receivable                                       6,282        35,672
Decrease in notes receivable and sales-type leases (Note 4)         237,188       163,978
(Increase) decrease in inventories                                  (60,262)        1,799
Increase in equipment held for sale or lease, net                   (26,799)      (29,261)
Increase in spare parts, net                                         (8,701)       (7,665)
Increase in net deferred income tax asset                            (4,610)       (1,518)
Increase (decrease) in accounts payable and accrued liabilities       3,903        (2,672)
Increase in income taxes payable                                     19,559         3,435
                                                                 ----------    ----------
   Net cash from operating activities                            $  329,834    $  292,162
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

                                                                   Form 10-Q
                                                                      Page 6


                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                           (In Thousands of Dollars)



                                                                                                  Notes
                                          Capital in                                         Receivable
                                 Common    Excess of  Accumulated  Treasury      Unearned          From
                                  Stock    Par Value      Deficit     Stock  Compensation  Stockholders
                                -----------------------------------------------------------------------
Balances, December 29, 1995     $5,335   $1,414,551   $(445,761)  $  (777)   $   (6,427)   $   (4,088)
7% Convertible
Subordinated Debentures
exchanged for stock
(3,151,237 shares) (Note 5)        315       72,667
Shares issued under stock
purchase plan and for
exercises of options
(524,653 shares)                    52       11,838
Net income                                               72,984
Other                               (1)        (342)                   (2)        2,032         3,100
                                ------   ----------   ----------  -------    ----------    ----------
Balances, June 28, 1996         $5,701   $1,498,714   $(372,777)  $  (779)   $   (4,395)   $     (988)
                                ======   ==========   =========   =======    ==========    ==========

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


NOTE 1 - BASIS OF PREPARATION AND RECENTLY ISSUED ACCOUNTING STANDARDS

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

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, is effective for transactions occurring after December 31, 1996. The Company does not anticipate that the adoption of SFAS No. 125 will have a material affect on its consolidated financial position or results of operations.

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands of dollars):


                                       06/28/96  12/29/95
                                       --------  --------
         Raw Materials                  $97,104   $75,673
         Work-In-Process                128,502    92,487
         Finished Goods                  49,209    46,393
                                       --------  --------
                                       $274,815  $214,553
                                       ========  ========


NOTE 3 - LITIGATION

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

                                                                       Form 10-Q
                                                                          Page 8


attorney fees and costs. On December 22, 1994, the Company filed a counterclaim for infringement of one of its patents and, in November 1995, added a second patent to its counterclaim.

On April 16, 1996, the Company and EMC Corp. settled the above suits filed on June 10, 1993, and September 23, 1994, and each of the related counterclaims. The settlement includes a cross-licensing agreement limited to patents covering rotating and solid-state direct access storage device technologies.

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

On June 29, 1995, Odetics, Inc. filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company and two of its customers alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorneys fees and costs. On February 1, 1996, a jury found that the Company's products did not infringe the 151 Patent. A notice of appeal to the U.S. Court of Appeals for the Federal Circuit was filed by Odetics, Inc. on March 8, 1996. Oral argument on the appeal of this suit is expected in late 1996.

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

                                                                       Form 10-Q
                                                                          Page 9


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

NOTE 4 - SALE OF LEASE ASSETS

In March 1996, StorageTek sold all of the issued and outstanding stock of its wholly owned lease financing subsidiary, StorageTek Financial Services Corporation (SFSC), as well as the lease assets of certain of the Company's foreign subsidiaries to Leasetec Corp. (Leasetec). These transactions resulted in the sale of substantially all of the Company's net investment in sales-type leases, installment receivables, and equipment held subject to operating leases. Leasetec assumed approximately $6,000,000 of associated nonrecourse borrowings and the Company used a portion of the cash proceeds to retire its remaining nonrecourse borrowings and 9.53% Senior Secured Notes. The transactions resulted in an extraordinary gain of $9,535,000, net of applicable taxes of $8,200,000, in the first quarter of 1996. The increase in net cash from operating activities on the Consolidated Statement of Cash Flows during the six months ending June 28, 1996, as compared to the same period of 1995, is largely a result of cash received from the sale of lease assets.

NOTE 5 - DEBT AND OTHER FINANCING ARRANGEMENTS

On June 12, 1996, the Company called for redemption on July 12, 1996, all outstanding 7% Convertible Subordinated Debentures due 2008 (7% Convertible Debentures) in the principal amount of approximately $171,000,000. During the six months of 1996, 7% Convertible Debentures in the principal amount of $74,056,000 were converted at a price of $23.50 per share into 3,151,237 shares of common stock. Substantially all of the remaining outstanding 7% Convertible Debentures were converted into 4,131,087 shares of common stock on or before July 12, 1996. The Company redeemed all remaining outstanding 7% Convertible Debentures on July 12, 1996, in the principal amount of $67,000.

On March 28, 1996, the Company entered into a $150,000,000 secured credit agreement (the Revolver) which expires in May 1998. The interest rates available under the Revolver depend on the type of advance selected. The current primary advance rate is the agent bank's prime lending rate plus 0.125% (8.375% as of June 28, 1996). Under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. As of June 28, 1996, the Company had issued letters of credit for approximately $22,000,000 and had approximately $128,000,000 of available credit under the Revolver.

On January 29, 1996, the Company entered into a financing agreement with a bank which provides for the sale of certain U.S. and foreign based accounts receivable on a recourse basis which currently expires on July 31, 1997. This agreement allows for receivable sales of up

                                                                       Form 10-Q
                                                                         Page 10


to $40,000,000 at any one time and the Company's obligations under the agreement are secured by a letter of credit for the amount of the receivables sold. The selling price of the receivables is partially determined based upon foreign currency exchange rates and any gains or losses on the sales are recognized within marketing, general, administrative and other income and expense, net, in the Consolidated Statement of Operations at the time the receivables are sold. As of June 28, 1996, the Company had committed to future cumulative sales of approximately $204,000,000. Gains and losses associated with the receivable sales are not expected to have a material effect on the Company's reported financial results after taking into consideration other transactions associated with the Company's international operations. Based upon the Company's past credit and collection experience with respect to the receivables that it expects to sell, the Company believes that no material credit risk exists under the recourse provisions of the agreement.

NOTE 6 - EARNINGS PER COMMON SHARE

Fully diluted earnings per common share for the second quarter and six months ended June 28, 1996, reflects the assumed conversion of the Company's remaining outstanding 7% Convertible Debentures and the 8% Convertible Subordinated Debentures as of the end of the period, whereas these convertible securities were either not outstanding or were not dilutive in the same periods of 1995.

NOTE 7 - RESTRUCTURING

During the fourth quarter of 1995, the Company adopted a formal action plan for restructuring its enterprise and networking businesses. The restructuring was adopted in an effort to establish a more cost efficient business structure in response to competition. Elements of the Company's restructuring plan included focusing on its core businesses, outsourcing non-strategic activities, rearchitecting its distribution processes and accelerating the integration of Network Systems Corporation (Network Systems).

The following table summarizes the activity associated with the Company's restructuring reserves during the six months of 1996 (in thousands of dollars):


                                 Employee     Lease        Other
                                Severance  Abandonments  Exit Costs   Total
                                ---------  ------------  ----------  --------
   Balances, December 29, 1995  $  42,688    $18,538      $10,172    $ 71,398

   Cash payments                  (19,618)    (1,177)      (2,847)    (23,642)

   Reclassifications                  301       (154)       1,222       1,369
                                ---------    -------      -------    --------

   Balances, June 28, 1996      $  23,371    $17,207      $ 8,547    $ 49,125
                                =========    =======      =======    ========



Cash payments during the six months of 1996 are primarily the result of a reduction in the number of employees of approximately 1,600 people. Reclassifications consist principally of reclassifying a restructuring accrual as other exit costs of approximately $1,400,000, which was previously recorded as a direct write-off of a fixed asset. The reclassifications had no effect on

                                                                       Form 10-Q
                                                                         Page 11



the Company's reported results within the Consolidated Statement of Operations during the six months of 1996. While the majority of these remaining accruals are expected to result in future cash outflows, these outflows are not expected to have a material effect on the Company's liquidity.

NOTE 8 - IBM ORIGINAL EQUIPMENT MANUFACTURER (OEM) ARRANGEMENT

On June 7, 1996, StorageTek entered into a worldwide non-exclusive OEM agreement with International Business Machines Corporation (IBM). Under the terms of the agreement, StorageTek will develop and manufacture mainframe online storage products for IBM. IBM will serve as StorageTek's primary distribution channel for this technology and StorageTek does not anticipate that it will continue to sell this technology directly to end-user customers during the term of the agreement. The agreement, which expires in 1999, contains certain minimum purchase commitments on behalf of IBM. The agreement also contains provisions including, among others, product quality, availability, supply, delivery, and development milestones. Failure to achieve these milestones may result in reduced purchase commitments, the imposition of penalties and, under certain circumstances, IBM may terminate the agreement. StorageTek is required to perform, and IBM will fund, certain research and development activities associated with the development of enhancements to these products. The technology which is developed will be owned by IBM, subject to licensing rights by StorageTek.

Revenue on sales to IBM will be recognized at the time of shipment in accordance with the Company's revenue recognition policy for OEM sales. Costs associated with post-installation warranty obligations will be estimated and accrued at the time of revenue recognition.

                                                                       Form 10-Q
                                                                         Page 12




                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 JUNE 28, 1996


CERTAIN STATEMENTS IN THE FOLLOWING DISCUSSION REGARDING THE COMPANY'S FUTURE PRODUCTS AND BUSINESS PLANS, FINANCIAL RESULTS, PERFORMANCE AND EVENTS ARE FORWARD-LOOKING STATEMENTS AND ARE BASED ON CURRENT EXPECTATIONS. ACTUAL RESULTS MAY DIFFER MATERIALLY DUE TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THE RISKS DISCUSSED UNDER THE HEADING "OTHER RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS REPORT.

GENERAL

Storage Technology Corporation (StorageTek or the Company) reported net income for the second quarter ended June 28, 1996, of $37.9 million on revenue of $479.3 million, compared to net income for the second quarter ended June 30, 1995, of $11.9 million on revenue of $480.7 million. Net income of $73.0 million was reported for the six months of 1996 on revenue of $932.8 million, compared to net income of $2.9 million for the six months of 1995 on revenue of $930.9 million. The Company's reported net income for the six months of 1996 includes an extraordinary gain of $9.5 million, net of taxes, associated with the sale of substantially all of the Company's lease assets.

Revenue was largely unchanged for both the second quarter and six months of 1996 as compared to the same periods in 1995; however, revenue for the second quarter and six months of 1995 included revenue of approximately $20 million and $48 million, respectively, associated with the Company's midrange business which was sold during 1995. During the second quarter and six months of 1996, the Company received significantly increased revenue and gross profit contribution from TimberLine 9490 (TimberLine), a 36-track tape cartridge subsystem, over the same periods of 1995. PowderHorn 9310 (PowderHorn), an Automated Cartridge System (ACS) Library; and RedWood SD-3 (RedWood), a high-capacity cartridge subsystem, also contributed to increased revenue and operating profit during these periods as compared to the same periods of 1995. As anticipated, revenue from older generation Nearline products decreased during the second quarter and six months of 1996, compared to the same periods of 1995. While revenue from Iceberg 9200 Virtual Storage Facility (Iceberg) subsystems increased in the second quarter of 1996 as compared to the second quarter of 1995, gross margin contribution decreased due to intense price competition in the online marketplace. Revenue contribution from networking products decreased during the second quarter and six months of 1996, compared to the same periods of 1995, primarily due to the continued decline in revenue from older networking products and lower than expected revenue from the Enterprise Routing Switch (ERS); however, progress in the Company's restructuring activities resulted in the realization of cost savings associated with the manufacture of this product line during the second quarter and six months of 1996.

The Company's revenue and operating results during the remainder of 1996 are significantly dependent upon sustaining the market growth of TimberLine and PowderHorn; gaining market acceptance for new Nearline products, including products targeted for the open-systems market; successfully managing the transition in the Company's business model for its

                                                                       Form 10-Q
                                                                         Page 13

mainframe online products to serving primarily as an OEM supplier to International Machines Corporation (IBM); successfully addressing distribution issues associated with the Company's networking products; and the effective implementation of significant business restructuring activities initiated during the fourth quarter of 1995. Future results are also dependent upon the Company's ability to successfully identify, expand, and capitalize on new emerging product and service markets outside the Company's traditional marketplace. For discussion of these factors and other risk factors, see "OTHER RISK FACTORS THAT MAY AFFECT FUTURE RESULTS," below.

The Company's cash balances increased $225.3 million during the six months of 1996 primarily as a result of net cash flows generated from the sale of substantially all of the Company's lease assets, as well as cash flows generated from operations. See "EXTRAORDINARY GAIN," below, for further discussion of the lease asset sale.

The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information and revenue by product line which includes product sales, service and rental, and software revenue.

                                         Quarter Ended       Six Months Ended
                                        ------------------  ------------------
                                        06/28/96  06/30/95  06/28/96  06/30/95
                                        --------  --------  --------  --------
 Revenue:
   Nearline products                        67.9%     61.2%     66.7%     58.9%
   Online products                          17.5      16.4      18.0      18.7
   Networking products                       8.8      11.2       9.6      11.3
   Other products                            5.8      11.2       5.7      11.1
                                        --------  --------  --------  --------
      Total revenue                        100.0     100.0     100.0     100.0
 Cost of revenue                            57.0      63.9      57.1      63.9
                                        --------  --------  --------  --------
      Gross profit                          43.0      36.1      42.9      36.1
 Research and product development
  costs                                     10.2       9.4      10.6      10.0
 Marketing, general, administrative
  and other income and expense, net         21.8      23.8      22.8      24.0
 Merger expenses                                                           1.6
                                        --------  --------  --------  --------
      Operating profit                      11.0       2.9       9.5       0.5
 Interest income (expense), net             (0.2)      0.5      (0.2)      0.4
                                        --------  --------  --------  --------
      Income before income taxes and
       extraordinary item                   10.8       3.4       9.3       0.9
 Provision for income taxes                 (2.9)     (0.9)     (2.5)     (0.6)
                                        --------  --------  --------  --------
      Income before extraordinary item       7.9       2.5       6.8       0.3
 Extraordinary gain on sale of lease
  assets, net of income taxes                                    1.0
                                        --------  --------  --------  --------
      Net income                             7.9%      2.5%      7.8%      0.3%
                                        ========  ========  ========  ========



REVENUE

NEARLINE PRODUCTS

Revenue from Nearline products increased 11% and 13% in the second quarter and six months of 1996, respectively, compared to the same periods in 1995, primarily due to a significant increase in revenue from TimberLine. Revenue contribution from PowderHorn and RedWood,

                                                                       Form 10-Q
                                                                         Page 14


which was introduced in the first quarter of 1995, also increased in the second quarter and six months of 1996, compared to the same periods in 1995; however, market acceptance for RedWood was slower than expected. As anticipated, revenue from older generation Nearline products, such as 4480 18-Track Tape Cartridge Subsystem, Silverton 4490 36-Track Tape Cartridge Subsystem (Silverton), and 4410 Automated Cartridge Subsystem (ACS) library declined in the second quarter and six months of 1996, compared to the same periods 1995.

Future results of the Nearline product line are significantly dependent upon the continued success of TimberLine and PowderHorn, and gaining market acceptance for other new Nearline products, including products targeted for the open-systems market. Sales of these products are expected to offset anticipated further declines in revenue from older generation Nearline products. There can be no assurance that RedWood or other new Nearline products will gain market acceptance in the future.

ONLINE PRODUCTS

Revenue from online products increased 6% in the second quarter of 1996 and decreased 4% in the six months of 1996, as compared to the same periods in 1995. While revenue from Iceberg subsystems increased in the second quarter of 1996 as compared to the second quarter of 1995, the gross margin contribution from Iceberg decreased due to intense price competition in the online marketplace. The effects of price competition on Iceberg increased during June 1996 as the Company began transitioning its business model to primarily serving as an OEM supplier of mainframe online storage products to IBM. The decrease in revenue contribution from online products also reflects a decrease in service revenue contribution from older online products.

On June 7, 1996, StorageTek entered into a worldwide non-exclusive OEM agreement with IBM. Under the terms of the agreement, StorageTek will develop and manufacture for IBM, mainframe online storage products that it sells under the brand names Iceberg, Kodiak 9890 Scalable Storage Facility (Kodiak) and Arctic Fox 9800 High-Performance Shared-Access Facility (Arctic Fox). IBM will serve as StorageTek's primary distribution channel for this technology and StorageTek does not anticipate that it will continue to sell this technology directly to end-user customers during the term of the agreement. IBM plans to market these products under the names to IBM RAMAC Virtual Array Storage, IBM RAMAC Scalable Array Storage and IBM RAMAC Electronic Array Storage. The agreement, which expires in 1999, contains certain minimum purchase commitments on behalf of IBM. The agreement also contains provisions including, among others, product quality, availability, supply, delivery, and development milestones. Failure to achieve these milestones may result in reduced purchase commitments, the imposition of penalties and, under certain circumstances, IBM may terminate the agreement.

The Company anticipates it will experience further online price competition during the third quarter of 1996 as it transitions into primarily serving as an OEM supplier of mainframe online storage products. The Company anticipates the OEM agreement with IBM will benefit the Company in the longer term through increased revenue contribution from the mainframe online product line, due to increased market penetration. Additionally, the OEM arrangement with IBM is expected to allow the Company to redirect resources to its other product lines, as well as new, emerging products and services outside the Company's traditional marketplace. There

                                                                       Form 10-Q
                                                                         Page 15


can be no assurance that the Company will achieve the milestones provided for in the OEM agreement or that the Company will realize the anticipated benefits.

NETWORKING PRODUCTS

Revenue from networking products decreased 21% and 14% in the second quarter and six months of 1996, respectively, compared to the same periods in 1995. These decreases are due primarily to the continued decline in revenue from older networking products and lower than expected revenue from ERS as the Company continued the implementation of restructuring actions aimed at increasing the focus on core networking products for the information storage and retrieval marketplace. Progress in the Company's restructuring activities resulted in the realization of cost savings associated with the manufacture of this product line during the second quarter and six months of 1996.

In June 1996, StorageTek and Northern Telecom, Inc. (NORTEL) entered into a reseller agreement whereby StorageTek will distribute Magellan Passport, NORTEL's network switching product, which supports both Wide Area Networks
(WAN) and Local Area Networks (LAN). In connection with this agreement, StorageTek and NORTEL terminated their pre-existing joint development agreement for the LAN-based ERS. StorageTek does not anticipate that the termination of this agreement or discontinuance of ERS product sales will have a material adverse impact on the Company.

Future revenue and operating results from the Company's networking products are significantly dependent upon increasing the market penetration for network security, channel extension, backup, retrieval, and migration products; successfully expanding the networking product line; developing new market distribution channels; and reducing operating expenses. There can be no assurance the Company's networking products will generate any significant profits in the future or that new products will be successfully and timely developed or gain market acceptance.

OTHER PRODUCTS

Revenue from other products decreased 49% and 48% in the second quarter and six months of 1996, respectively, compared to the same periods in 1995. This decline is primarily the result of the Company's sale of its net investment in sales-type leases associated with its midrange business during the second quarter of 1995 and the sale of substantially all of the midrange service business during the third quarter of 1995.

GROSS PROFIT

Overall gross profit increased to 43% in both the second quarter and six months of 1996, compared to 36% in same periods of 1995, due to an increase in both product sales margins and service margins.

Gross profit on product sales increased to 42% and 41% in the second quarter and six months of 1996, respectively, compared to 36% and 37% in the second quarter and six months of 1995, respectively. These increases are principally a result of cost savings achieved in connection with the Company's 1995 restructuring, increased manufacturing volumes, and lower purchase costs associated with components for online and Nearline products during

                                                                       Form 10-Q
                                                                         Page 16


1996. Product sales margins in 1996 have also benefited from reduced revenue contribution from lower-margin midrange products as a result of the sale of the midrange lease assets in the second quarter of 1995. Product sales margins from Iceberg declined during the second quarter of 1996 as a result of competitive pricing pressures as the Company transitions to a new business model of primarily serving as an OEM supplier of mainframe online storage products to IBM; however, this decline was more than offset by higher product sales margins associated with Nearline products.

Gross profit on service and rental revenue increased to 46% in both the second quarter and six months of 1996, compared to 36% and 35% for the second quarter and six months of 1995. These increases are primarily due to cost savings associated with the 1995 restructuring and reduced service revenue contribution from lower-margin midrange service as a result of the sale of the midrange service business in the third quarter of 1995. In addition to costs savings associated with the restructuring, certain organizational functions were realigned within the Company as a result of the restructuring. This realignment resulted in costs and expenses in the second quarter and six months of 1996 of approximately $2.0 million and $4.0 million, respectively, being reported as research and product development costs which were previously associated with customer services activities. Other costs and expenses previously associated with customer services activities, aggregated approximately $1.4 million and $2.8 million during the second quarter and six months of 1996, respectively, were reported as marketing, general, administrative and other income and expense.

The Company's ability to sustain or improve product sales margins during the remainder of 1996 is significantly dependent upon the Company's ability to successfully manage the transition under the OEM agreement with IBM for its mainframe online storage products. The Company anticipates that sales margins will be pressured due to lower OEM pricing and scheduled price reductions over the term of the OEM agreement, which will be partially offset by lower manufacturing costs resulting from increased volumes and operating expense savings; however, the Company must further reduce costs and expenses associated with manufacturing these products in order to achieve expected benefits. Product sales margins during the remainder of 1996 are also significantly dependent upon achieving further cost savings associated with the manufacture of its Nearline and networking products. Product sales margins also may be adversely affected by inventory writedowns resulting from rapid technological changes and delays in gaining market acceptance for new products. Service margins also may be affected in the future due to increased price competition.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenditures increased 8% and 6% in the second quarter and six months of 1996, respectively, compared to the same periods of 1995, and increased as a percentage of revenue from 9.4% and 10.0% for the second quarter and six months of 1995, respectively, to 10.2% and 10.6% for the second quarter and six months of 1996, respectively. These increases are due primarily to increases of approximately $2.0 million and $4.0 million in the second quarter and six months of 1996, respectively, resulting from the realignment of certain organizational functions under the research and development organization which were previously associated with customer service activities, as well as a lower level of capitalized software development costs as products and enhancements progress through the development cycle. These increases more than offset cost savings resulting from the 1995 restructuring.

                                                                       Form 10-Q
                                                                         Page 17



Effective July 1, 1996, certain research and development activities associated with the development of enhancements to the Company's mainframe online storage products will be financed by IBM pursuant to the OEM agreement. Accordingly, the Company anticipates a reduction in research and development expenses associated with these products during the second half of 1996. The Company anticipates that this decrease will be partially offset by increased investment in research and development activities associated with new products outside its traditional markets.

MARKETING, GENERAL, ADMINISTRATIVE AND OTHER

Marketing, general, administrative and other income and expense (MG&A and Other) decreased 9% and 5% in the second quarter and six months of 1996, respectively, compared to the same periods of 1995. The cost savings associated with the 1995 restructuring were partially offset by an increase of approximately $1.4 million and $2.8 million in the second quarter and six months of 1996, respectively, as a result of the realignment of certain organizational functions under the marketing organization which were previously associated with customer service activities.

INTEREST INCOME AND EXPENSE

Interest income decreased 44% and 38% in the second quarter and six months of 1996, respectively, compared to the same periods of 1995, due primarily to a reduction in the Company's net investment in sales-type lease balances. Interest expense decreased 20% and 16% in the second quarter and six months of 1996, respectively, as compared to the same periods of 1995, due primarily to a reduction in nonrecourse borrowings and other long-term debt. These decreases were partially offset by incremental interest expense associated with the exchange of the Company's 7% Convertible Subordinated Debentures for its $3.50 Convertible Exchangeable Preferred Stock in the fourth quarter of 1995.

As further discussed in Note 5 to the Notes to Consolidated Financial Statements, the 7% Convertible Subordinated Debentures were called for redemption on June 12, 1996. It is anticipated that interest expense during the second half of 1996 will decline as a result of the conversion or redemption of these debentures.

INCOME TAXES

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, management has determined that the Company will more likely than not realize $85.5 million of deferred income tax assets as of June 28, 1996. The Company's valuation allowance of approximately $165.7 million on a gross deferred tax asset of approximately $251.2 million as of June 28, 1996, was established based upon the consideration of a variety of factors, including the fact that the Company has a cumulative net loss in recent years, as well as uncertainties associated with the successful completion of its recent restructuring activities and the possible impact of adjustments by the Internal Revenue Service to the Company's previously filed federal income tax returns. The Company's effective tax rate can be subject to significant fluctuations due to dynamics associated with the mix of its U.S. and international taxable earnings.

                                                                       Form 10-Q
                                                                         Page 18



EXTRAORDINARY GAIN

As more fully discussed in Note 4 of Notes to Consolidated Financial Statements, in March 1996, StorageTek sold substantially all of the Company's net investment in sales-type leases, installment receivables, and equipment held subject to operating leases to Leasetec Corporation (Leasetec). The sale was a result of the Company's efforts to focus on the core businesses and outsource its capital intensive lease financing business. Leasetec assumed approximately $6.0 million of associated nonrecourse borrowings and the Company used a portion of the cash proceeds to retire its remaining nonrecourse borrowings and 9.53% Senior Secured Notes. The transactions resulted in an extraordinary gain of $9.5 million, net of applicable taxes of $8.2 million, in the first quarter of 1996.

RESTRUCTURINGS

During the fourth quarter of 1995, the Company adopted a formal action plan for restructuring its enterprise and networking businesses. The restructuring was adopted in an effort to establish a more cost efficient business structure in response to competition. Elements of the Company's restructuring plan included focusing on core businesses, outsourcing non-strategic activities, rearchitecting its distribution processes and accelerating the integration of Network Systems.

The following table summarizes the activity associated with the Company's restructuring reserves during the six months of 1996 (in thousands of dollars):


                                 Employee      Lease        Other
                                Severance  Abandonments  Exit Costs    Total
                                ---------  ------------  ----------  --------

   Balances, December 29, 1995    $42,688       $18,538     $10,172   $71,398

   Cash payments                  (19,618)       (1,177)     (2,847)  (23,642)

   Reclassifications                  301          (154)      1,222     1,369
                                ---------  ------------  ----------  --------

   Balances, June 28, 1996        $23,371       $17,207      $8,547   $49,125
                                =========  ============  ==========  ========



Cash payments during the six months of 1996 are primarily the result of a reduction in the number of employees of approximately 1,600 people. Reclassifications consist principally of reclassifying a restructuring accrual as other exit costs of approximately $1.4 million, which was previously recorded as a direct write-off of a fixed asset. The reclassifications had no effect on the Company's reported results within the Consolidated Statement of Operations during the six months of 1996. While the majority of these remaining accruals are expected to result in future cash outflows, these outflows are not expected to have a material effect on the Company's liquidity.

The elimination of recurring costs associated with the restructuring was expected to yield expense reductions on an annual basis of approximately $125 million at the time of the restructuring.

                                                                       Form 10-Q
                                                                         Page 19


Based upon all currently available information, the Company anticipates that it is on track with this estimate. The Company does not expect to realize the full benefit of the expense reductions until the second half of 1997 when all associated restructuring activities are expected to be completed. While the Company is evaluating various outsourcing and automation projects in order to gain further improvements in operating efficiencies, the Company does not anticipate that any material incremental costs have been or will be incurred as part of the restructuring which would offset the anticipated expense reductions.

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

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

The Company's cash balances increased $225.3 million from December 29, 1995, to June 28, 1996. The increase in cash during the six months of 1996 primarily resulted from cash generated from operations of $329.8 million which was partially offset by net repayments of nonrecourse borrowings and other debt of $96.9 million. The increase in net cash from operating activities during the six months of 1996 is a result of cash received from the sale of lease assets and increased cash from operations, partially offset by cash payments associated with the 1995 restructuring. In connection with the sale of lease assets, the Company used a portion of the cash proceeds to retire its remaining nonrecourse borrowings and its 9.53% Senior Secured Notes. Net cash from operating activities of $292.2 million during the six months of 1995 included cash generated from the sale of midrange lease assets and collections of income tax refunds and associated interest by Network Systems from the Internal Revenue Service of $18.9 million.

The current ratio increased to 2.3 as of June 28, 1996, from 1.8 as of December 29, 1995. Accounts receivable increased slightly from $396.5 million as of December 29, 1995, to $400.3 million as of June 28, 1996. Inventories increased from $214.6 million as of December 29, 1995, to $274.8 million as of June 28, 1996, in anticipation of higher volumes of online and Nearline product sales.

AVAILABLE FINANCING LINES

On March 28, 1996, the Company entered into a $150 million secured credit agreement (the Revolver) which expires in May 1998. The interest rates available under the Revolver depend on the type of advance selected. The current primary advance rate is the agent bank's prime lending rate plus 0.125% (8.375% as of June 28, 1996). Under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the

                                                                       Form 10-Q
                                                                         Page 20




payment of cash dividends on its common stock. As of June 28, 1996, the Company had issued letters of credit for approximately $22 million and had approximately $128 million of available credit under the Revolver.

On January 29, 1996, the Company entered into a financing agreement with a bank which provides for the sale of certain U.S. and foreign based accounts receivable on a recourse basis, which currently expires on July 31, 1997. This agreement allows for receivable sales of up to $40 million at any one time and StorageTek's obligations under the agreement are secured by a letter of credit for the amount of the receivables sold. The selling price of the receivables is partially determined based upon foreign currency exchange rates and any gains or losses on the sales are recognized within MG&A and Other in the Consolidated Statement of Operations at the time the receivables are sold. As of June 28, 1996, the Company had committed to future cumulative sales of approximately $204 million. Gains and losses associated with the receivable sales are not expected to have a material effect on the Company's reported financial results after taking into consideration other transactions associated with the Company's international operations.

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

TOTAL DEBT-TO-CAPITALIZATION

The Company's total debt-to-capitalization ratio decreased from 32% as of December 29, 1995, to 20% as of June 28, 1996. The decrease resulted from the repayment of nonrecourse borrowings and certain other debt associated with the sale of lease assets to Leasetec during the first quarter of 1996, as well as the conversion of 7% Convertible Subordinated Debentures in the principal amount of $74 million into common stock during June 1996.

REPAYMENT OBLIGATIONS AND CONVERSION FEATURES

Pursuant to the indenture for the Company's 8% Convertible Subordinated Debentures due 2015 (8% Convertible Debentures), the Company is required to make semiannual interest payments on the $145.6 million principal amount of the 8% Convertible Debentures outstanding. The 8% Convertible Debentures are unsecured, subordinated obligations of the Company and are currently convertible at the option of the holder into common stock at a price of $35.25 per share. The 8% Convertible Debentures are currently redeemable at the option of the Company at a premium of 3.2%, and are redeemable at decreasing premiums through May 30, 2000. The Company is required to make annual principal payments of $8 million, plus accrued interest, into a sinking fund beginning May 31, 2000, to provide for the retirement of 75% of the 8% Convertible Debentures prior to their maturity on May 31, 2015. 8% Convertible Debentures purchased by the Company in the open market and 8% Convertible Debentures converted to common stock may be applied to the sinking fund requirements. As of June 28,

                                                                       Form 10-Q
                                                                         Page 21



1996, the Company held 8% Convertible Debentures in the principal amount of $14.4 million available for sinking fund payments.

On June 12, 1996, the Company called for redemption on July 12, 1996, all outstanding 7% Convertible Subordinated Debentures due 2008 (7% Convertible Debentures) in the principal amount of $171 million. During the six months of 1996, 7% Convertible Debentures in the principal amount of $74 million were converted at a price of $23.50 per share into 3.2 million shares of common stock. Substantially all of the remaining outstanding 7% Convertible Debentures were converted into 4.1 million shares of common stock on or before July 12, 1996. The Company redeemed all remaining outstanding 7% Convertible Debentures on July 12, 1996, in the principal amount of $67,000.

INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES

In the second quarter and six months of 1996, approximately 43% of the Company's revenue was generated by its international operations and the Company expects that it will generate a significant portion of its revenue from international operations in 1996. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe, principally Germany, France and the United Kingdom; Japan; Canada and Australia. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operations and financial results can be materially affected by changes in foreign currency exchange rates.

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

The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, in the past, the Company's business has been adversely affected by recessions in Europe. In addition, the Company is subject to the risks of conducting business outside the United States, including changes in or impositions of legislative or regulatory requirements, tariffs, quotas, difficulty in obtaining export licenses, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors outside the Company's control. To date, the Company has not experienced any material adverse effects on its operations as a result of the foregoing factors. There can be no assurances, however, that one or more of the foregoing factors will not have a material adverse effect on the Company's business or financial results in the future.

                                                                       Form 10-Q
                                                                         Page 22



OTHER RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

NEW PRODUCTS, SERVICES AND DISTRIBUTION CHANNELS

The successful and timely development of new products, software applications and enhancements play a key role in determining the Company's results of operations and competitive strength. The market for the Company's products is characterized by rapid technological advances and changes in customer demand which necessitate frequent product introductions and enhancements. These factors can result in unpredictable product transitions, shortened product life cycles, and can render existing products obsolete or unmarketable. The Company must make significant investments in research and product development and successfully introduce competitive new products and enhancements on a timely basis. The success of new product introductions is dependent on a number of factors including market acceptance and effectively managing the risks associated with product transitions. The development of new technology, products, and enhancements is complex and involves uncertainties, which may result in delays in the introduction of new products and enhancements, and the manufacture of existing products. From time to time the Company has encountered delays that have adversely affected the Company's financial results and competitive position in the market. There can be no assurances that the Company will not encounter development or production delays, or that despite intensive testing by the Company, flaws in design or production will not occur in the future. Design flaws could result in the Company experiencing a rate of failure in its products that delay the shipment or sale of its products, trigger substantial repair or replacement costs, excessive warranty claims and damage to the Company's reputation and have a material adverse effect upon the Company's financial results.

The Company has historically generated a significant portion of its revenue and operating profits from the sales and service of information storage and retrieval products in the mainframe marketplace. The Company is currently engaged in a variety of initiatives targeted at growing revenue outside its traditional marketplace and is committing substantial resources to these initiatives. These initiatives include developing new products for the open-systems marketplace; developing network-attached storage solutions; establishing a consulting services business to capitalize on the Company's expertise in computer data storage; and developing new channels for the distribution of products. There can be no assurances that the Company will be successful in expanding into these new marketplaces.

DEPENDENCE ON IBM

Many of the Company's products are designed to be compatible with certain IBM operating systems and many of its products function like IBM equipment due to the significance of the IBM computer operating environments. Future revenue from products and services is therefore dependent on the marketplace's continued widespread acceptance of and IBM's continued support of these products.

OEM SUPPLIER

In June 1996, the Company entered into a worldwide non-exclusive OEM agreement with IBM under which StorageTek will develop and manufacture mainframe online storage products for IBM and IBM will serve as StorageTek's primary distribution channel for these products through the term of the agreement. This OEM arrangement represents a significant change from the

                                                                       Form 10-Q
                                                                         Page 23


Company's past business model. The Company's success in its mainframe online storage business is now significantly dependent upon managing this transition, IBM's continuous support for these products and its success in marketing these products to end-user customers. Because of lower OEM pricing and scheduled price reductions, the Company must achieve cost-savings associated with the manufacture of these online products in order to maintain its profit margins.
In addition, subject to required lead times and minimum purchase commitment terms, the OEM business model arrangement may cause the Company to incur additional costs associated with unanticipated increases or decreases in manufacturing volumes.

INTENSE COMPETITION; PRICING PRESSURES

The Company competes with a number of large multinational companies that have substantially greater resources than the Company's, including IBM, Fujitsu Ltd., and Hitachi, Ltd., as well as similarly sized companies, including Amdahl Corp. and EMC Corp. In the networking marketplace, the Company competes with a number of companies that have a greater market presence, including 3Com Corp., Cisco Systems, Inc., Cabletron Systems, Inc. and Bay Networks, Inc. The Company's competitiveness could be affected by cooperative alliances and other relationships that may emerge and rapidly acquire market share. These alliances may result in other companies to be at various times collaborators, competitors and customers in different markets. Increased competition may result in price reductions, reduced margins and declining market share, which may have a material adverse effect on the Company's business and financial results.

INTELLECTUAL PROPERTY

The Company's competitive strength is affected by its ability to protect its proprietary information. StorageTek protects its intellectual property rights through a combination of patents, trademarks, copyrights, confidentiality procedures, trade secret laws and licensing arrangements. The Company's policy is to apply for patents, or other appropriate proprietary or statutory protection when it develops new or improved technology that is important to its business. Such protection, however, may not preclude competitors from developing products similar to the Company's products. In addition, competitors may attempt to restrict the Company's ability to compete by advancing various intellectual property law theories which could, if enforced by the courts, restrict the Company's ability to develop and manufacture interoperable products. Also, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. The Company also relies on certain technology that is licensed from others. The Company is unable to predict whether these license arrangements can be renewed on terms acceptable to the Company. The Company's intellectual property rights are material to the Company's business, and the failure to successfully protect its intellectual property rights or obtain licenses from others as needed could have a material adverse effect on the Company's business and financial results.

The high technology industry is characterized by vigorous pursuit and protection of intellectual property rights or positions, which in some instances has resulted in significant litigation that is often protracted and expensive. Litigation by or against the Company could result in significant expense and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in any determination unfavorable to the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages; cease the manufacture, use and sale of infringing products; expend significant resources to

                                                                       Form 10-Q
                                                                         Page 24


develop non-infringing technology; discontinue the use of certain processes; enter into royalty arrangements; or obtain licenses to the infringing technology. There can be no assurances that the Company would be successful in such development or that such license or royalty arrangements would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources.
The Company has, from time to time, commenced actions against other companies to protect or enforce its intellectual property rights. Similarly, the Company has, from time to time, been notified that it may be infringing certain patent or other intellectual property rights of others. See Note 3 of Notes to Consolidated Financial Statements for additional information with respect to the Company's legal proceedings.

INFORMATION SYSTEMS

The Company is currently in the process of replacing its existing transaction systems (which include order management, distribution, and finance) with integrated systems as part of its ongoing effort to increase operational efficiencies. The Company's future operating results and financial condition could be adversely affected if the Company is unable to implement and effectively manage the transition to this new integrated system.

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

                                                                       Form 10-Q
                                                                         Page 25


VOLATILITY OF STOCK PRICE

The trading price of the Company's common stock has fluctuated and in the future may fluctuate substantially in response to reported earnings, industry conditions, new product or product development announcements by the Company or its competitors, announced acquisitions and joint ventures by the Company or its competitors, general market and economic conditions, international currency fluctuations and other events or factors. Further, the volatility of the stock markets in recent years has caused wide fluctuations in trading prices of stocks of high technology companiesindependent of their individual operating results. In the future, the Company's reported earnings may be below the expectations of stock market analysts and investors, and in such events, there could be an immediate and significant adverse effect on the trading price of the Company's common stock.

                                                                       Form 10-Q
                                                                         Page 26


                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See Part II, Item 1 - Legal Proceedings, of the Company's Form 10-Q for the period ended March 29, 1996, electronically filed with the Commission on May 10, 1996.

On June 29, 1995, Odetics, Inc. filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company and two of its customers alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorneys fees and costs. A trial commenced on January 22, 1996, and on February 1, 1996, a jury found that the Company's products did not infringe the 151 Patent. A notice of appeal to the U.S. Court of Appeals for the Federal Circuit was filed by Odetics, Inc. on March 8, 1996. Oral argument on the appeal of this suit is expected in late 1996.

On July 30, 1996, the Company received Civil Investigative Demands (CID) from the U.S. Department of Justice Antitrust Division. The CID requested production of documents and testimony in connection with a review, for compliance with the Sherman Act, of the OEM Agreement with International Business Machines Corporation concerning storage subsystems.

Information concerning legal proceedings is also contained in Note 3 to the consolidated financial statements identified in Part I of this Form 10-Q.

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

                                                                       Form 10-Q
                                                                         Page 27



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on May 30, 1996. A quorum of stockholders was represented at the meeting in person or by proxy.

There was no solicitation in opposition to management's nominees as listed in the proxy statement and supplement to proxy statement and all nominees were elected. The directors elected include:


                                             For       Withheld
                                       --------------  --------
                 David E. Weiss          44,384,167      23,855
                 Judith E.N. Albino      43,871,007     537,015
                 William L. Armstrong    43,921,168     486,854
                 Robert A. Burgin        43,921,233     486,789
                 Paul Friedman           43,917,693     490,329
                 William R. Hoover       43,936,975     471,047
                 Stephen J. Keane        43,929,657     478,365
                 Robert E. LaBlanc       43,931,847     476,175
                 Robert E. Lee           43,928,950     479,072
                 Harrison Shull          43,917,351     490,671
                 Richard C. Steadman     43,931,357     476,665


At the annual meeting, the stockholders approved amendments to the 1987 Employee Stock Purchase Plan and the reservation of an additional 1,750,000 shares of Common Stock for issuance to employees under the Plan, by a vote of 41,539,513 in favor to 2,437,867 against, with 430,642 abstentions.

The stockholders approved amendments of the Stock Option Plan for Non-Employee Directors and the reservation of an additional 180,000 shares of Common Stock for issuance under the Plan, by a vote of 30,889,136 in favor to 13,109,570 against, with 409,316 abstentions.

The stockholders also ratified of the appointment of Price Waterhouse as the Company's independent accountants for the current fiscal year, by a vote of 44,102,999 in favor to 194,332 against, with 110,691 abstentions.

There were no broker non-votes on any of the proposals.

                                                                       Form 10-Q
                                                                         Page 28



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

      10.1*/** Tenth Amendment and Restatement of Storage Technology Corporation 1987 Employee Stock Purchase Plan.

      10.2*/** Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors.

      10.3*/** Employment Agreement between the Company and David E. Weiss, dated June 24, 1996.

      10.4*/** Employment Agreement between the Company and David E. Lacey, dated June 24, 1996.

      10.5* OEM Agreement between the Company and International Business Machines Corporation ("IBM"), dated June 7, 1996.

      11.0*         Computation of Earnings (Loss) Per Common Share.

      27.0*         Financial Data Schedule.


      (b)  Reports on Form 8-K

            On May 23, 1996, the Company filed a current report on Form 8-K dated May 23, 1996, pursuant to Item 5, disclosing the appointment of David E. Weiss as Chairman of the Board, President and Chief Executive Officer to succeed Ryal Poppa who retired from his positions as an officer and director effective on such date, and the appointment of David E. Lacey as Executive Vice President and Chief Financial Officer of the Company.

            On June 12, 1996, the Company filed a current report on Form 8-K dated June 10, 1996, pursuant to Item 5, disclosing that the Company had entered into an OEM agreement with IBM, concerning the Company's mainframe online storage products. The Agreement provides that the Company will manufacture for IBM storage subsystems sold by the Company under the brand names Iceberg, Kodiak, and Arctic Fox, and, beginning July 1, 1996, intends to use IBM as its main worldwide distribution channel for these products.

            On June 13, 1996, the Company filed a current report on Form 8-K dated June 12, 1996, pursuant to Item 5, disclosing that the Company had called for redemption on July 12, 1996 all of its outstanding 7% Convertible Subordinated Debentures due March 15, 2008.

- ---------------
*   Indicates Exhibits filed with this Quarterly Report on Form 10-Q.
** Contracts or compensation plan or arrangement in which directors an/or officers participate.

                                                                       Form 10-Q
                                                                         Page 29



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        STORAGE TECHNOLOGY CORPORATION
                                                 (Registrant)





   August 12, 1996                            /s/ DAVID E. WEISS
- ---------------------                  --------------------------------
       (Date)                                   David E. Weiss
                                       Chairman of the Board, President
                                         and Chief Executive Officer
                                        (Principal Executive Officer)





   August 12, 1996                            /s/ DAVID E. LACEY
- ---------------------                  --------------------------------
       (Date)                                   David E. Lacey
                                           Chief Financial Officer
                                       (Principal Financial Officer and
                                        Principal Accounting Officer)

                                EXHIBIT INDEX




     EXHIBIT NO.                  DESCRIPTION
     -----------                  -----------
      10.1*/**      Tenth Amendment and Restatement of Storage Technology
                    Corporation 1987 Employee Stock Purchase Plan.

      10.2*/**      Storage Technology Corporation Amended and Restated Stock
                    Option Plan for Non Employee Directors.

      10.3*/** Employment Agreement between the Company and David E. Weiss, dated June 24, 1996.

      10.4*/** Employment Agreement between the Company and David E. Lacey, dated June 24, 1996.

      10.5*         OEM Agreement between the Company and International Business
                    Machines Corporation ("IBM"), dated June 7, 1996.

      11.0*         Computation of Earnings (Loss) Per Common Share.

      27.0*         Financial Data Schedule.




- ---------------
*   Indicates Exhibits filed with this Quarterly Report on Form 10-Q.
** Contracts or compensation plan or arrangement in which directors an/or officers participate.