Form 10-Q/A
period 1996-06-28
STORAGE TECHNOLOGY CORP
filed 1996-10-30
CIK 94673

                                  Form 10-Q/A
                                Amendment No. 1

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 28, 1996
                           As Amended October 30,1996

                                       OR

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                to
                                        --------------    --------------

                         -----------------------------

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

================================================================================

                                                                     Form 10-Q/A
                                                                          Page 2


EXPLANATORY NOTE

On August 13, 1996, Storage Technology Corporation (the Company), pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, filed a request for confidential treatment of specified portions of a document filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 28, 1996. In particular, the Company sought confidential treatment for certain specified portions of Exhibit 10.5. In response to the comments received from the Commission, the Company revised its request for confidential treatment. An amended redacted form of Exhibit 10.5 is filed with this Form 10-Q/A.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

         10.1** Tenth Amendment and Restatement of Storage Technology Corporation 1987 Employee Stock Purchase Plan.

         10.2** Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors.

         10.3** Employment Agreement between the Company and David E. Weiss, dated June 24, 1996.

         10.4** Employment Agreement between the Company and David E. Lacey, dated June 24, 1996.

         10.5* OEM Agreement between the Company and International Business Machines Corporation ("IBM"), dated June 7, 1996. The OEM Agreement contains certain confidential information which has been omitted pursuant to an order of the Securities and Exchange Commission granted to the Company under Rule 24b-2 of the Securities Exchange Act of 1934.

         11.0         Computation of Earnings (Loss) Per Common Share.

         27.0         Financial Data Schedule.


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

------------

         *       Indicates Exhibits filed with this Quarterly Report on Form
                 10-Q/A.
         ** Contracts or compensation plan or arrangement in which directors and/or officers participate.

                                                                    Form 10-Q/A
                                                                         Page 3

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

                                                                    Form 10-Q/A
                                                                         Page 4

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             STORAGE TECHNOLOGY CORPORATION
                                                      (Registrant)




     October 30, 1996                              /s/ DAVID E. WEISS
----------------------------            ---------------------------------------
          (Date)                                     David E. Weiss
                                            Chairman of the Board, President
                                               and Chief Executive Officer
                                              (Principal Executive Officer)





     October 30, 1996                              /s/ DAVID E. LACEY
----------------------------            ---------------------------------------
          (Date)                                     David E. Lacey
                                                 Chief Financial Officer
                                            (Principal Financial Officer and
                                              Principal Accounting Officer)

                                 EXHIBITS INDEX




         10.5 OEM Agreement between the Company and International Business Machines Corporation ("IBM"), dated June 7, 1996. The OEM Agreement contains certain confidential information which has been omitted pursuant to an order of the Securities and Exchange Commission granted to the Company under Rule 24b-2 of the Securities Exchange Act of 1934.