Form 10-Q
period 1996-09-27
STORAGE TECHNOLOGY CORP
filed 1996-11-08
CIK 94673

Form 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period Ended September 27, 1996

                                     OR

      [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from ______________ to______________

                         ___________________________

                        COMMISSION FILE NUMBER 1-7534
                         ___________________________

                       STORAGE TECHNOLOGY CORPORATION
           (Exact name of registrant as specified in its charter)

                  Delaware                        84-0593263
      ------------------------------        ----------------------
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)       Identification Number)



2270 South 88th Street, Louisville, Colorado        80028-4309
--------------------------------------------    ----------------
  (Address of principal executive offices)          (Zip Code)




     Registrant's Telephone Number, including area code:  (303) 673-5151


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


Common stock ($.10 Par Value) - 57,053,731 shares outstanding at October 28,
1996.

PAGE

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                             INDEX TO FORM 10-Q
                             SEPTEMBER 27, 1996

                                                             PAGE

PART I - FINANCIAL INFORMATION


     Item 1 - Financial Statements

           Consolidated Balance Sheet                         3

           Consolidated Statement of Operations               4

           Consolidated Statement of Cash Flows               5

           Consolidated Statement of Changes in
               Stockholders' Equity                           6

           Notes to Consolidated Financial Statements         7


     Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations   12


PART II - OTHER INFORMATION


     Item 1 - Legal Proceedings                              25


     Item 6 - Exhibits and Reports on Form 8-K               26


PAGE

                                                                    Form 10-Q
                                                                       Page 3

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                          (In Thousands of Dollars)

                                                         09/27/96
                                                      (Unaudited)    12/29/95
                                                        ---------   ---------
ASSETS
Current assets:
 Cash, including cash equivalents                      $  282,907  $  264,502
 Short-term investments                                    87,017
 Accounts receivable, net                                 427,435     396,499
 Notes and installment receivables (Note 3)                 4,925      10,766
 Net investment in sales-type leases (Note 3)               5,275      88,668
 Inventories (Note 2)                                     263,174     214,553
                                                        ---------   ---------
    Total current assets                                1,070,733     974,988
Notes and installment receivables (Note 3)                  4,227      10,113
Net investment in sales-type leases (Note 3)                4,268     150,751
Equipment held for sale or lease, at cost (net)           117,434     139,629
Spare parts for field service, at cost (net)               30,863      29,468
Property, plant and equipment, at cost (net)              328,965     333,021
Deferred income tax assets, net                           111,039      74,902
Other assets                                              133,594     175,757
                                                        ---------   ---------
                                                       $1,801,123  $1,888,629
                                                        =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Current liabilities:
 Nonrecourse borrowings secured by lease
   commitments (Note 3)                                            $   19,415
 Current portion of other long-term debt (Note 3)      $    5,628      65,844
 Accounts payable and accrued liabilities                 441,887     454,415
 Income taxes payable                                      63,639       9,963
                                                        ---------   ---------
    Total current liabilities                             511,154     549,637
7% Convertible subordinated debentures (Note 4)                       171,205
8% Convertible subordinated debentures                    145,620     145,645
Nonrecourse borrowings secured by lease
  commitments (Note 3)                                                 20,980
Other long-term debt                                       26,985      26,133
Deferred income tax liabilities                            15,177      12,196
                                                        ---------   ---------
     Total liabilities                                    698,936     925,796
                                                        ---------   ---------

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 150,000,000 shares
   authorized; 56,827,090 shares issued at
   September 27, 1996, and 53,352,087 shares
   issued at December 29, 1995 (Note 7)                     5,683       5,335
Capital in excess of par value                          1,435,490   1,414,551
Accumulated deficit                                      (333,277)   (445,761)
Treasury stock of 61,738 shares at September 27,
   1996, and 43,773 shares at December 29, 1995              (779)       (777)
Unearned compensation                                      (3,942)     (6,427)
Notes receivable from stockholders                           (988)     (4,088)
                                                        ---------   ---------
     Total stockholders' equity                         1,102,187     962,833
                                                        ---------   ---------
                                                       $1,801,123  $1,888,629
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


PAGE

                                                                    Form 10-Q
                                                                       Page 4


               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)
                  (In Thousands, Except Per Share Amounts)

                                          Quarter Ended           Nine Months Ended
                                      -----------------------------------------------
                                      09/27/96   09/29/95       09/27/96     09/29/95
                                       -------    -------      ---------    ---------
Sales                                 $348,122   $291,885     $1,006,202   $  927,716
Service and rental revenue             137,963    147,711        412,669      442,768
                                       -------    -------      ---------    ---------
  Total revenue                        486,085    439,596      1,418,871    1,370,484
                                       -------    -------      ---------    ---------

Cost of sales                          222,101    183,133        607,568      584,925
Cost of service and rental revenue      71,450     93,095        218,539      286,334
                                       -------    -------      ---------    ---------
  Total cost of revenue                293,551    276,228        826,107      871,259
                                       -------    -------      ---------    ---------

  Gross profit                         192,534    163,368        592,764      499,225

Research and product development
   costs                                36,898     42,414        135,515      135,797
Marketing, general, administrative
   and other income and expense, net   104,384     92,793        317,014      316,294
Merger expenses                                    30,680                      45,032
                                       -------    -------      ---------    ---------

  Operating profit (loss)               51,252     (2,519)       140,235        2,102

Interest income                          6,626      9,700         21,510       33,833
Interest expense                        (4,378)    (6,662)       (21,396)     (26,975)
                                       -------    -------      ---------    ---------

  Income before income taxes and
     extraordinary item                 53,500        519        140,349        8,960

Provision for income taxes             (14,000)    (7,500)       (37,400)     (13,000)
                                       -------    -------      ---------    ---------

  Income (loss) before
     extraordinary item                 39,500     (6,981)       102,949       (4,040)

Extraordinary gain on sale of
   lease assets, net of income
   taxes of $8,200 (Note 3)                                        9,535
                                       -------    -------      ---------    ---------

  Net income (loss)                     39,500     (6,981)       112,484       (4,040)

Preferred dividend requirement                     (3,018)                     (9,056)
                                       -------    -------      ---------    ---------

  Income (loss) applicable to
     common shares                    $ 39,500   $ (9,999)    $  112,484   $  (13,096)
                                       =======    =======      =========    =========

EARNINGS (LOSS) PER COMMON SHARE
   AND COMMON EQUIVALENTS (Note 9)
Primary:
Income (loss) before extraordinary
   item                               $   0.65   $  (0.19)    $     1.83   $    (0.25)
Extraordinary gain, net                                             0.17
                                       -------    -------      ---------    ---------
                                      $   0.65   $  (0.19)    $     2.00   $    (0.25)
                                       =======    =======      =========    =========

Fully Diluted:
Income before extraordinary item                              $     1.75
Extraordinary gain, net                                             0.15
                                       -------    -------      ---------    ---------
                                         N/A        N/A       $     1.90        N/A
                                       =======    =======      =========    =========


  The accompanying notes are an integral part of the consolidated financial statements.

PAGE

                                                                    Form 10-Q
                                                                       Page 5

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                          (In Thousands of Dollars)
                                                             Nine Months Ended
                                                       --------------------------
                                                            09/27/96     09/29/95
                                                          ----------   ----------
OPERATING ACTIVITIES
Cash received from customers (Note 3)                    $ 1,657,036  $ 1,550,463
Cash paid to suppliers and employees                      (1,257,128)  (1,283,617)
Interest received                                             21,450       42,553
Interest paid                                                (16,093)     (24,908)
Income taxes paid, net                                       (24,570)     (35,400)
                                                          ----------   ----------
   Net cash from operating activities                        380,695      249,091
                                                          ----------   ----------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                    (49,320)     (59,876)
Short-term investments, net                                  (87,017)       5,530
Merger expenses                                                           (10,647)
Other assets, net                                             12,825      (13,506)
                                                          ----------   ----------
   Net cash used in investing activities                    (123,512)     (78,499)
                                                          ----------   ----------
FINANCING ACTIVITIES
Proceeds from nonrecourse borrowings                           1,028        3,066
Repayments of nonrecourse borrowings (Note 3)                (34,058)    (145,711)
Proceeds from other debt                                          78          847
Repayments of other debt (Note 3)                            (64,139)     (52,630)
Proceeds from employee stock plans                            18,748        6,474
Payments for repurchase of common stock (Note 7)            (163,350)
Preferred stock dividend payments                                          (9,056)
                                                          ----------   ----------
   Net cash used in financing activities                    (241,693)    (197,010)
                                                          ----------   ----------
   Effect of exchange rate changes on cash                     2,915         (426)
                                                          ----------   ----------
Increase (decrease) in cash and cash equivalents              18,405      (26,844)
   Cash and cash equivalents - beginning
      of the period                                          264,502      228,081
                                                          ----------   ----------
Cash and cash equivalents - end of the period            $   282,907  $   201,237
                                                          ==========   ==========
RECONCILIATION OF NET INCOME TO NET CASH FROM
   OPERATING ACTIVITIES
Net income                                               $   112,484  $    (4,040)
Depreciation and amortization expense                        123,561      166,222
Translation (gain) loss                                        2,306       (4,035)
Other adjustments to income                                   16,109       24,236
(Increase) decrease in accounts receivable                   (15,944)      13,376
Decrease in notes receivable and sales-type
   leases (Note 3)                                           238,607      166,355
(Increase) decrease in inventories                           (48,724)       2,926
Increase in equipment held for sale or lease, net            (33,025)     (46,491)
Increase in spare parts, net                                  (6,085)      (7,046)
Increase in net deferred income tax asset                    (32,942)     (15,873)
Decrease in accounts payable and accrued
   liabilities                                               (29,624)     (40,012)
Increase (decrease) in income taxes payable                   53,972       (6,527)
                                                          ----------   ----------
   Net cash from operating activities                    $   380,695  $   249,091
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

PAGE

                                                                    Form 10-Q
                                                                       Page 6

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)
                          (In Thousands of Dollars)


                                                                                                            Notes
                                               Capital in                                                  Receivable
                                     Common     Excess of     Accumulated   Treasury        Unearned        From
                                      Stock     Par Value       Deficit     Stock       Compensation      Stockholders
                                   -------------------------------------------------------------------------------------

Balances, December 29, 1995          $5,335    $1,414,551      $(445,761)     $(777)       $(6,427)         $(4,088)

7% Convertible Subordinated
  Debentures exchanged for
  stock (7,282,536 shares)
   (Note 4)                             728       168,273

Shares issued under stock
  purchase plan and for
  exercises of options
  (691,098 shares)                       69        15,580

Repurchase of common stock
  (4,500,000 shares) (Note 7)          (450)     (162,900)

Net income                                                       112,484

Other                                     1           (14)                       (2)         2,485            3,100

                                      -----     ---------       --------       ----         ------           ------
Balances, September 27, 1996         $5,683    $1,435,490      $(333,277)     $(779)       $(3,942)         $  (988)
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

PAGE

                                                                    Form 10-Q
                                                                       Page 7


               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1 - BASIS OF PREPARATION AND RECENTLY ISSUED ACCOUNTING STANDARDS
----------------------------------------------------------------------

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

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125, which provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, is effective for transactions occurring after December 31, 1996. The Company does not anticipate that the adoption of SFAS No. 125 will have a material effect on its consolidated financial position or results of operations.

NOTE 2 - INVENTORIES
--------------------

Inventories consist of the following (in thousands of dollars):

                                    09/27/96        12/29/95
                                    --------        --------
     Raw Materials                  $ 97,633        $ 75,673
     Work-In-Process                 109,413          92,487
     Finished Goods                   56,128          46,393
                                     -------         -------
                                    $263,174        $214,553
                                     =======         =======


NOTE 3 - SALE OF LEASE ASSETS
-----------------------------

In March 1996, StorageTek sold all of the issued and outstanding stock of its wholly owned lease financing subsidiary, StorageTek Financial Services Corporation (SFSC), as well as the lease assets of certain of the Company's foreign subsidiaries to Leasetec Corp. (Leasetec). These transactions resulted in the sale of substantially all of the Company's net investment in sales-type leases, installment receivables, and equipment held subject to operating leases. Leasetec assumed approximately $6,000,000 of associated nonrecourse borrowings and the Company used a portion of the cash proceeds to retire its remaining nonrecourse borrowings and 9.53% Senior Secured Notes. The transactions resulted in an extraordinary gain of $9,535,000, net of applicable taxes of $8,200,000, in the first quarter of 1996. The increase in net cash from operating activities on the Consolidated Statement of Cash Flows during the nine months ending

PAGE

                                                                    Form 10-Q
                                                                       Page 8


September 27, 1996, as compared to the same period of 1995, is partially a result of cash received from the sale of lease assets.


NOTE 4 - DEBT AND OTHER FINANCING ARRANGEMENTS
----------------------------------------------

On June 12, 1996, the Company called for redemption on July 12, 1996, all outstanding 7% Convertible Subordinated Debentures due 2008 (7% Convertible Debentures) in the principal amount of approximately $171,205,000. Debentures in the principal amount of $171,140,000 were converted at a price of $23.50 per share into 7,282,536 shares of common stock on or before July 12, 1996. The remaining debentures were redeemed for cash on July 12, 1996.

On March 28, 1996, the Company entered into a $150,000,000 secured credit agreement (the Revolver) which expires in May 1998. The interest rates available under the Revolver depend on the type of advance selected. The current primary advance rate is the agent bank's prime lending rate plus 0.125% (8.375% as of September 27, 1996). Under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. As of September 27, 1996, the Company had issued letters of credit for approximately $35,562,000 and had approximately $114,438,000 of available credit under the Revolver.

On January 29, 1996, the Company entered into a financing agreement with a bank which provides for the sale of certain U.S. and foreign based accounts receivable on a recourse basis. This agreement, which expires on January 31, 1998, allows for receivable sales of up to $40,000,000 at any one time and the Company's obligations under the agreement are secured by a letter of credit for the amount of the receivables sold. The selling price of the receivables is partially determined based upon foreign currency exchange rates and any gains or losses on the sales are recognized within marketing, general, administrative and other income and expense, net, in the Consolidated Statement of Operations at the time the receivables are sold. As of September 27, 1996, the Company had committed to future cumulative sales of approximately $259,580,000. Gains and losses associated with the receivable sales are not expected to have a material effect on the Company's reported financial results after taking into consideration other transactions associated with the Company's international operations. Based upon the Company's past credit and collection experience with respect to the receivables that it expects to sell, the Company believes that no material credit risk exists under the recourse provisions of the agreement.


NOTE 5 - RESTRUCTURING
----------------------

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

PAGE

                                                                    Form 10-Q
                                                                       Page 9



The following table summarizes the activity associated with the Company's restructuring reserves during the nine months of 1996 (in thousands of dollars):

                              Employee      Lease         Other
                             Severance  Abandonments  Exit Costs      Total
                             -----------------------------------------------

Balances, December 29,
   1995                       $ 42,688      $18,538     $10,172    $ 71,398

Cash payments                  (24,840)      (1,834)     (4,635)    (31,309)

Reclassifications                  301        (154)       1,222       1,369
                               -------       ------     -------     -------

Balances, September 27,
   1996                       $ 18,149      $16,550    $  6,759    $ 41,458
                               =======       ======     =======     =======


Cash payments during the nine months of 1996 are primarily the result of a reduction in the number of employees of approximately 1,700 people. Reclassifications consist principally of reclassifying a restructuring accrual as other exit costs of approximately $1,400,000, which was previously recorded as a direct write-off of a fixed asset. The reclassifications had no effect on the Company's reported results within the Consolidated Statement of Operations during the nine months of 1996. While the majority of these remaining accruals are expected to result in future cash outflows, these outflows are not expected to have a material effect on the Company's liquidity.


NOTE 6 - LITIGATION
-------------------

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

PAGE

                                                                    Form 10-Q
                                                                      Page 10


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

On February 15, 1994, the Company filed suit in Boulder County, Colorado, District Court against Array Technology Corporation (Array) and Tandem Computers Incorporated (Tandem). The suit asked that the court order Array and Tandem to either support certain disk drives purchased from them or provide the Company with technical data necessary for StorageTek to provide such customer support. In March 1994, Array and Tandem filed their answer and also filed counterclaims against the Company alleging breach of contract and claiming damages. On June 10, 1994, the court ordered Array and Tandem to continue to provide support for these products and to maintain, in an independent escrow account, the materials necessary to enable the Company to support the products in the event Array and Tandem failed to provide such services. On May 30, 1995, the Company filed an amended complaint seeking damages. The case is in the discovery phase. A trial date has been reset for October 1997.

On June 29, 1995, Odetics, Inc. filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company and two of its customers alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorneys fees and costs. On February 1, 1996, a jury found that the Company's products did not infringe the 151 Patent. A notice of appeal to the U.S. Court of Appeals for the Federal Circuit was filed by Odetics, Inc. on March 8, 1996. Oral argument on the appeal of this suit is expected in January 1997.

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

PAGE

                                                                    Form 10-Q
                                                                      Page 11



NOTE 7 -  REPURCHASE OF COMMON STOCK
------------------------------------

On September 20, 1996, the Company repurchased and retired 4,500,000 shares of its common stock for an initial purchase price of $163,350,000 through a privately negotiated stock repurchase agreement. The final purchase price of the common stock is subject to adjustment, within certain limits, based on the trading price of the stock during a defined period commencing September 23, 1996. Any price adjustment will be reflected as an adjustment to capital in excess of par value on the Consolidated Statement of Changes in Stockholders' Equity in the fourth quarter of 1996.


NOTE 8 - IBM ORIGINAL EQUIPMENT MANUFACTURER (OEM) AGREEMENT
------------------------------------------------------------

On June 7, 1996, StorageTek entered into a worldwide non-exclusive OEM agreement with International Business Machines Corporation (IBM) under which the Company develops and manufactures mainframe online storage products for IBM. IBM serves as StorageTek's primary distribution channel for this technology and StorageTek does not anticipate that it will continue to sell this technology directly to end-user customers during the term of the agreement. The agreement, which expires in 1999, contains certain minimum purchase commitments on behalf of IBM. The agreement also contains provisions including, among others, product quality, availability, supply, delivery, and development milestones. The Company's failure to achieve these milestones may result in reduced purchase commitments, the imposition of penalties and, under certain circumstances, IBM may terminate the agreement. StorageTek is required to perform, and IBM will fund, certain research and development activities associated with the development of enhancements to these products. The technology which is developed will be owned by IBM, subject to licensing rights by StorageTek.

Revenue on sales to IBM are recognized at the time of shipment in accordance with the Company's revenue recognition policy for OEM sales. Costs associated with post-installation warranty obligations are estimated and accrued at the time of revenue recognition.


NOTE 9 - EARNINGS PER COMMON SHARE
----------------------------------

Fully diluted earnings per common share for the nine months ended September 27, 1996, reflect the assumed conversion of the Company's remaining outstanding 7% Convertible Debentures and the 8% Convertible Subordinated Debentures, whereas these convertible securities were either not outstanding or were not dilutive in all other periods presented.


PAGE

                                                                    Form 10-Q
                                                                      Page 12


               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             SEPTEMBER 27, 1996


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

GENERAL
-------

Storage Technology Corporation (StorageTek or the Company) reported net income for the third quarter ended September 27, 1996, of $39.5 million on revenue of $486.1 million, compared to a net loss for the third quarter ended September 29, 1995, of $7.0 million on revenue of $439.6 million. Net income of $112.5 million was reported for the nine months of 1996 on revenue of $1,418.9 million, compared to a net loss of $4.0 million for the nine months of 1995 on revenue of $1,370.5 million. The Company's reported net income for the nine months of 1996 includes an extraordinary gain of $9.5 million, net of taxes, associated with the sale of substantially all of the Company's lease assets.

Revenue increased 11% and 4% during the third quarter and nine months of 1996, respectively, as compared to the same periods in 1995. During the third quarter and nine months of 1996, the Company received significantly increased revenue and gross profit contribution from TimberLine 9490 (TimberLine), a 36-track tape cartridge subsystem, over the same periods of 1995. PowderHorn 9310 (PowderHorn), an Automated Cartridge System (ACS) Library; and RedWood SD-3 (RedWood), a high-capacity cartridge subsystem, also contributed to increased revenue during these periods as compared to the same periods of 1995. As anticipated, revenue from older generation Nearline products decreased during the third quarter and nine months of 1996, compared to the same periods of 1995. Revenue from mainframe online products increased in the third quarter and nine months of 1996 as compared to the same periods of 1995, as a result of initial sales under the OEM agreement with International Business Machines Corporation (IBM), coupled with strong end-user sales of the Company's Iceberg 9200 Virtual Storage Facility (Iceberg) in the third quarter of 1996. While the gross margin percentage associated with mainframe online products decreased during the third quarter of 1996 due to lower OEM pricing and intense price competition, the gross margin contribution associated with these products increased due to the higher volume of sales. Revenue contribution from networking products decreased during the third quarter and nine months of 1996, compared to the same periods of 1995, primarily due to the continued decline in revenue from a number of older networking products and the sale of a non-strategic network business during the third quarter of 1996.

The Company's future revenue and operating results are significantly dependent upon sustained demand for TimberLine and PowderHorn; successfully identifying and capitalizing on new emerging product and service markets outside the Company's traditional marketplace, including solutions targeted for the open-systems market; achieving the milestones and

PAGE

                                                                    Form 10-Q
                                                                      Page 13


reducing the operating expenses associated with the Company's manufacture of mainframe online products pursuant to the OEM agreement with IBM; and the effective implementation of significant business restructuring activities
initiated during the fourth quarter of 1995.   For discussion of these
factors and other risk factors, see "OTHER RISK FACTORS THAT MAY AFFECT FUTURE RESULTS," below.

The Company's cash balances increased $18.4 million during the nine months of 1996. Net cash flows generated from the sale of substantially all of the Company's lease assets, as well as cash flows generated from operations, were partially offset by the repurchase of 4.5 million shares of the Company's common stock for an initial purchase price of $163.4 million and purchases of short-term investments of $87.0 million during the third quarter of 1996.

The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information and revenue by product line which includes product sales, service and rental, and software revenue.


                                  Quarter Ended      Nine Months Ended
                               ---------------------------------------
                               09/27/96 09/29/95     09/27/96 09/29/95
                               -------- --------     -------- --------
Revenue:
  Nearline products               61.7%     62.8%       65.0%    60.2%
  Online products                 25.1      19.5        20.4     19.0
  Networking products              9.2      12.0         9.5     11.5
  Other products                   4.0       5.7         5.1      9.3
                                 -----     -----       -----    -----
    Total revenue                100.0     100.0       100.0    100.0
Cost of revenue                   60.4      62.8        58.2     63.6
                                 -----     -----       -----    -----
    Gross profit                  39.6      37.2        41.8     36.4
Research and product
  development costs                7.6       9.7         9.6      9.9
Marketing, general,
   administrative and other
   income and expense, net        21.5      21.1        22.3     23.1
Merger expenses                              7.0                  3.2
                                 -----     -----       -----    -----
    Operating profit (loss)       10.5      (0.6)        9.9      0.2
Interest income, net               0.5       0.7         0.0      0.5
                                 -----     -----       -----    -----
    Income before income taxes
      and extraordinary item      11.0       0.1         9.9      0.7
Provision for income taxes        (2.9)     (1.7)       (2.6)    (1.0)
                                 -----     -----       -----    -----
    Income (loss) before
      extraordinary item           8.1      (1.6)        7.3     (0.3)
Extraordinary gain on sale
  of lease assets, net of
  income taxes                                           0.6
                                 -----     -----       -----    -----
    Net income (loss)              8.1%     (1.6)%       7.9%    (0.3)%
                                 =====     =====       =====    =====


REVENUE
-------

NEARLINE PRODUCTS

Revenue from Nearline products increased 9% and 11% in the third quarter and nine months of 1996, respectively, compared to the same periods in 1995, primarily due to a significant increase in revenue from TimberLine. Revenue contribution from PowderHorn and RedWood,

PAGE

                                                                    Form 10-Q
                                                                      Page 14


also increased in the third quarter and nine months of 1996, compared to the same periods in 1995. As anticipated, revenue from older generation Nearline products, such as 4480 18-Track Tape Cartridge Subsystem, and Silverton 4490 36-Track Tape Cartridge Subsystem (Silverton), declined in the third quarter and nine months of 1996, compared to the same periods in 1995.

Future results of the Nearline product line are significantly dependent upon the continued demand for TimberLine and PowderHorn, and gaining market acceptance for other new Nearline products, including products targeted for the open-systems market. During the third quarter of 1996 the Company announced an OEM agreement with NCR Corporation for its open-systems TimberWolf 9710 Automated Cartridge System. Sales of TimberLine, PowderHorn and other new Nearline products are expected to offset anticipated further declines in revenue from older generation Nearline products. There can be no assurance that TimberLine and PowderHorn will continue to sustain their historical market growth or that other new Nearline products will gain market acceptance in the future.

ONLINE PRODUCTS

Revenue from online products increased 42% and 11% in the third quarter and nine months of 1996, respectively, as compared to the same periods in 1995. This online revenue increase is primarily due to initial sales under the OEM agreement with IBM, coupled with strong end-user sales of Iceberg the third quarter of 1996. The end-user sales of Iceberg are anticipated to significantly decline in the fourth quarter of 1996 as the Company completes its transition to its role as serving primarily as an OEM supplier for online mainframe products. The increase in sales revenue contribution from online products was partially offset by a decrease in service revenue contribution from older online products.

On June 7, 1996, StorageTek entered into a worldwide non-exclusive OEM agreement with IBM under which the Company develops and manufactures mainframe online storage products for IBM. IBM serves as StorageTek's primary distribution channel for this technology and StorageTek does not anticipate that it will continue to sell this technology directly to end-user customers during the term of the agreement. The agreement, which expires in 1999, contains certain minimum purchase commitments on behalf of IBM. The agreement also contains provisions including, among others, product quality, availability, supply, delivery, and development milestones. The Company's failure to achieve these milestones may result in reduced purchase commitments, the imposition of penalties and, under certain circumstances, IBM may terminate the agreement.

The Company anticipates the OEM agreement with IBM will benefit the Company through increased sales revenue contribution from the mainframe online product line, due to increased market penetration. Additionally, the OEM arrangement is expected to allow the Company to redirect resources to other products, as well as new, emerging products and services outside the Company's traditional marketplace. There can be no assurance that the Company will achieve the milestones provided for in the OEM agreement or that the Company will realize the anticipated benefits.

NETWORKING PRODUCTS

Revenue from networking products decreased 15% in the third quarter and nine months of 1996, compared to the same periods in 1995. These decreases are due primarily to the

PAGE

                                                                    Form 10-Q
                                                                      Page 15


continued decline in revenue from a number of older networking products and the sale of a non-strategic network business in the third quarter of 1996 as the Company continued the implementation of restructuring actions aimed at increasing the focus on core networking products for the information storage and retrieval marketplace. The Company's 1995 restructuring activities resulted in the realization of cost savings associated with the manufacture of networking products during the nine months of 1996.

Future revenue and operating results from the Company's networking products are significantly dependent upon increasing the market penetration for network security, channel extension, backup, retrieval, and migration products; successfully expanding the networking product line; and developing new market distribution channels. There can be no assurance the Company's networking products will generate any significant profits in the future or that new products will be successfully and timely developed or gain market acceptance.

OTHER PRODUCTS

Revenue from other products decreased 22% and 42% in the third quarter and nine months of 1996, respectively, compared to the same periods in 1995. These decreases are primarily the result of the Company's sale of its midrange business during 1995.

GROSS PROFIT
------------

Overall gross profit increased to 40% and 42% in the third quarter and nine months of 1996, respectively, compared to 37% and 36% in the third quarter and nine months of 1995.

Gross profit on product sales decreased to 36% in the third quarter of 1996, compared to 37% in the third quarter of 1995. The decrease in gross profit percentage during the third quarter of 1996 is principally the result of the increased volume of sales of lower margin mainframe online products. While the gross margin percentage associated with the mainframe online products decreased, the gross margin contribution associated with these products increased due to the higher volume of sales.

Gross profit on product sales increased to 40% for the nine months of 1996, compared to 37% for the same period in 1995, principally as a result of cost savings achieved in connection with the Company's 1995 restructuring, increased manufacturing volumes, and lower purchase costs associated with components for online and Nearline products. This increase was partially offset by the increased volume of sales of lower margin mainframe online products.

Gross profit on service and rental revenue increased to 48% and 47% in the third quarter and nine months of 1996, respectively, compared to 37% and 35% for the third quarter and nine months of 1995. These increases are primarily due to cost savings associated with the 1995 restructuring and reduced service revenue contribution from lower-margin midrange service as a result of the sale of the midrange service business in the third quarter of 1995.

The Company's ability to sustain or improve product sales margins in the fourth quarter of 1996 and during 1997 is significantly dependent upon the Company's continued success in reducing manufacturing costs in all of its product lines. The Company anticipates that sales margins for its mainframe online products will be pressured due to lower OEM pricing and scheduled price reductions over the term of the OEM agreement with IBM. While pricing pressures are expected to

PAGE

                                                                    Form 10-Q
                                                                      Page 16


partially offset by lower manufacturing costs resulting from increased volumes and operating expense savings, the Company must further reduce costs and expenses associated with manufacturing these products in order to achieve expected benefits. Product sales margins also may be adversely affected by inventory writedowns resulting from rapid technological changes and delays in gaining market acceptance for new products. Service margins may be adversely affected in the future by increased price competition.

RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------

Research and product development expenditures decreased 13% in the third quarter and were unchanged during the nine months of 1996, compared to the same periods of 1995. The decrease in expenditures during the third quarter of 1996 reflects IBM's agreement to finance the development of enhancements to mainframe online products effective July 1, 1996, pursuant to the OEM agreement. The Company anticipates that in future periods it will increase the amount of investment in research and development activities associated with new products outside its traditional markets.

MARKETING, GENERAL, ADMINISTRATIVE AND OTHER
--------------------------------------------

Marketing, general, administrative and other income and expense (MG&A and Other) increased 12% in the third quarter and was unchanged for the nine months of 1996, compared to the same periods of 1995. MG&A and Other during the third quarter of 1996 increased 3%, compared to the third quarter of 1995, after excluding the effects of a one-time gain of $8.8 million realized on the sale of the IBM AS/400 and System 3X midrange service business in the third quarter of 1995.

INTEREST INCOME AND EXPENSE
---------------------------

Interest income decreased 32% and 36% in the third quarter and nine months of 1996, respectively, compared to the same periods of 1995, due primarily to a reduction in the Company's net investment in sales-type lease balances. Interest expense decreased 34% and 21% in the third quarter and nine months of 1996, respectively, as compared to the same periods of 1995, due primarily to a reduction in nonrecourse borrowings and other long-term debt. These decreases were partially offset during the first six months of 1996 by incremental interest expense associated with the exchange of the Company's 7% Convertible Subordinated Debentures for its $3.50 Convertible Exchangeable Preferred Stock in the fourth quarter of 1995. As further discussed in Note 4 to the Notes to Consolidated Financial Statements, the 7% Convertible Subordinated Debentures were called for redemption on June 12, 1996, and were either converted into shares of the Company's common stock or redeemed for cash as of July 12, 1996.

INCOME TAXES
------------

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, management has determined that the Company will more likely than not realize $111.0 million of deferred income tax assets as of September 27, 1996. The Company's valuation allowance of approximately $137.8 million on a gross deferred tax

PAGE

                                                                    Form 10-Q
                                                                      Page 17

asset of approximately $248.8 million as of September 27, 1996, was established based upon the consideration of a variety of factors, including the fact that the Company has a cumulative net loss in recent years, as well as uncertainties associated with the successful completion of its recent restructuring activities and the possible impact of adjustments by the Internal Revenue Service to the Company's previously filed federal income tax returns. The Company's effective tax rate can be subject to significant fluctuations due to dynamics associated with the mix of its U.S. and international taxable earnings.

EXTRAORDINARY GAIN
------------------

As more fully discussed in Note 3 of Notes to Consolidated Financial Statements, in March 1996, StorageTek sold substantially all of the Company's net investment in sales-type leases, installment receivables, and equipment held subject to operating leases to Leasetec Corporation (Leasetec). The sale was a result of the Company's efforts to focus on the core businesses and outsource its capital intensive lease financing business. Leasetec assumed approximately $6.0 million of associated nonrecourse borrowings and the Company used a portion of the cash proceeds to retire its remaining nonrecourse borrowings and 9.53% Senior Secured Notes. The transactions resulted in an extraordinary gain of $9.5 million, net of applicable taxes of $8.2 million, in the first quarter of 1996.

RESTRUCTURINGS
--------------

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

The following table summarizes the activity associated with the Company's restructuring reserves during the nine months of 1996 (in thousands of dollars):


                              Employee      Lease         Other
                             Severance  Abandonments  Exit Costs      Total
                             -----------------------------------------------

Balances, December 29,
   1995                       $ 42,688      $18,538     $10,172    $ 71,398

Cash payments                  (24,840)      (1,834)     (4,635)    (31,309)

Reclassifications                  301        (154)       1,222       1,369
                               -------       ------     -------     -------

Balances, September 27,
   1996                       $ 18,149      $16,550    $  6,759    $ 41,458
                               =======       ======     =======     =======


Cash payments during the nine months of 1996 are primarily the result of a reduction in the number of employees of approximately 1,700 people. Reclassifications consist principally of reclassifying a restructuring accrual as other exit costs of approximately $1.4 million, which was previously recorded as a direct write-off of a fixed asset. The reclassifications had no effect on

PAGE

                                                                    Form 10-Q
                                                                      Page 18


the Company's reported results within the Consolidated Statement of Operations during the nine months of 1996. While the majority of these remaining accruals are expected to result in future cash outflows, these outflows are not expected to have a material effect on the Company's liquidity.

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

The Company believes that its restructuring programs have eliminated certain non-essential functions and excess costs. Based on current short- and long-term forecasts, the Company believes that such cost reductions will benefit future operations. While the Company does not currently foresee any significant additional restructuring charges in the near future, the successful implementation of the action plans associated with the Company's 1995 restructuring is critical to achieving improved operating results in future periods. There can be no assurance that the anticipated expense reductions will be achieved, or that the Company's restructuring activities will otherwise be successful or sufficient to allow the Company to generate improved operating results in future periods. It is possible that changes in the Company's business or in its industry may necessitate future restructuring charges, which may be significant.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL

The Company's cash and cash equivalents balance increased $18.4 million from December 29, 1995, to September 27, 1996. The increase in cash and cash equivalents during the nine months of 1996 primarily resulted from cash generated from operations of $380.7 million which was offset by net repayments of nonrecourse borrowings and other debt of $98.2 million, the Company's repurchase of 4.5 million shares of common stock for an initial purchase price of approximately $163.4 million, and an increase of short-term investments of $87.0 million. The cash from operating activities during the nine months of 1996 includes cash received from the sale of lease assets and cash payments of approximately $31.3 million associated with the 1995 restructuring. In connection with the sale of lease assets, the Company used a portion of the cash proceeds to retire its remaining nonrecourse borrowings and its 9.53% Senior Secured Notes. Net cash from operating activities of $249.1 million during the nine months of 1995 included cash generated from the sale of midrange lease assets, collections of income tax refunds and associated interest by Network Systems from the Internal Revenue Service of $17.8 million, and a one-time payment associated with the settlement of shareholder litigation of approximately $30.7 million.

The current ratio increased to 2.1 as of September 27, 1996, from 1.8 as of December 29, 1995. Accounts receivable increased from $396.5 million as of December 29, 1995, to $427.4 million as of September 27, 1996. Inventories increased from $214.6 million as of December

PAGE

                                                                    Form 10-Q
                                                                      Page 19


29, 1995, to $263.2 million as of September 27, 1996, in anticipation of higher sales volumes of online and Nearline products.

COMMON STOCK REPURCHASE

On September 20, 1996, the Company repurchased and retired 4.5 million shares of its common stock for an initial purchase price of $163.4 million through a privately negotiated stock repurchase agreement. The final purchase price of the common stock is subject to adjustment, within certain limits, based on the trading price of the common stock during a defined period commencing September 23, 1996. Any price adjustment will be reflected as an adjustment to capital in excess of par value on the Consolidated Statement of Changes in Stockholders' Equity in the fourth quarter of 1996. The Company does not anticipate that the price adjustment will have a material adverse effect on the Company's liquidity or financial position.

AVAILABLE FINANCING LINES

On March 28, 1996, the Company entered into a $150 million secured credit agreement (the Revolver) which expires in May 1998. The interest rates available under the Revolver depend on the type of advance selected. The current primary advance rate is the agent bank's prime lending rate plus 0.125% (8.375% as of September 27, 1996). Under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. As of September 27, 1996, the Company had issued letters of credit for approximately $35.6 million and had approximately $114.4 million of available credit under the Revolver.

On January 29, 1996, the Company entered into a financing agreement with a bank which provides for the sale of certain U.S. and foreign based accounts receivable on a recourse basis. This agreement, which expires on January 31, 1998, allows for receivable sales of up to $40 million at any one time and StorageTek's obligations under the agreement are secured by a letter of credit for the amount of the receivables sold. The selling price of the receivables is partially determined based upon foreign currency exchange rates and any gains or losses on the sales are recognized within MG&A and Other in the Consolidated Statement of Operations at the time the receivables are sold. As of September 27, 1996, the Company had committed to future cumulative sales of approximately $259.6 million. Gains and losses associated with the receivable sales are not expected to have a material effect on the Company's reported financial results after taking into consideration other transactions associated with the Company's international operations.

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


PAGE

                                                                    Form 10-Q
                                                                      Page 20


TOTAL DEBT-TO-CAPITALIZATION

The Company's total debt-to-capitalization ratio decreased from 32% as of December 29, 1995, to 14% as of September 27, 1996. This decrease resulted from the repayment of nonrecourse borrowings and certain other debt associated with the sale of lease assets to Leasetec during the first quarter of 1996, as well as the conversion of 7% Convertible Subordinated Debentures in the principal amount of $171 million into 7.3 million shares of the Company's common stock during the nine months of 1996. This decrease in the debt-to-capitalization ratio was partially offset by the Company's repurchase of 4.5 million shares of its common stock during the third quarter of 1996.

REPAYMENT OBLIGATIONS AND CONVERSION FEATURES

Pursuant to the indenture for the Company's 8% Convertible Subordinated Debentures due 2015 (8% Convertible Debentures), the Company is required to make semiannual interest payments on November 30 and May 31 on the $145.6 million principal amount of the 8% Convertible Debentures outstanding. The 8% Convertible Debentures are unsecured, subordinated obligations of the Company and are currently convertible at the option of the holder into common stock at a price of $35.25 per share. The 8% Convertible Debentures are currently redeemable at the option of the Company at a premium of 3.2%, and are redeemable at decreasing premiums through May 30, 2000. The Company is required to make annual principal payments of $8 million, plus accrued interest, into a sinking fund beginning May 31, 2000, to provide for the retirement of 75% of the 8% Convertible Debentures prior to their maturity on May 31, 2015. 8% Convertible Debentures purchased by the Company in the open market and 8% Convertible Debentures converted to common stock may be applied to the sinking fund requirements. As of September 27, 1996, the Company has repurchased 8% Convertible Debentures in the principal amount of $14.4 million available for sinking fund payments.

On June 12, 1996, the Company called for redemption on July 12, 1996, all outstanding 7% Convertible Subordinated Debentures due 2008 (7% Convertible Debentures) in the principal amount of approximately $171 million. Debentures in the principal amount of $171 million were converted at a price of $23.50 per share into 7.3 million shares of common stock on or before July 12, 1996. The remaining debentures were redeemed for cash on July 12, 1996.

INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES
-----------------------------------------------

During the third quarter and nine months of 1996, approximately 39% and 42%, respectively, of the Company's revenue was generated by its international operations, and the Company expects that it will generate a significant portion of its revenue from international operations in the future. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe, principally Germany, France and the United Kingdom; Japan; Canada and Australia. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operations and financial results can be materially affected by changes in foreign currency exchange rates.

In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a hedging program which takes into account operating and financing activities to reduce

PAGE

                                                                    Form 10-Q
                                                                      Page 21


exposures and utilizes foreign currency options and forward exchange contracts to further reduce exposures. The Company utilizes foreign currency options, generally with maturities of less than one year, to hedge a portion of its exposure to exchange-rate fluctuations in connection with anticipated revenue from its international operations. Gains and losses on the options are deferred and recognized as an adjustment to the hedged revenue. The Company also utilizes forward exchange contracts, generally with maturities of less than two months, to hedge its exposure to exchange-rate fluctuations in connection with net monetary assets held in foreign currencies. The forward contracts are marked-to-market each month with any gains or losses recognized within MG&A and Other as an adjustment to the foreign exchange gains and losses on the translation of net monetary assets.

The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, in the past, the Company's business has been adversely affected by recessions in Europe. In addition, the Company is subject to the risks of conducting business outside the United States, including changes in, or impositions of, legislative or regulatory requirements, tariffs, quotas, difficulty in obtaining export licenses, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors outside the Company's control. There can be no assurances that one or more of the foregoing factors will not have a material adverse effect on the Company's business or financial results in the future.

OTHER RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------------

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

The Company has historically generated a significant portion of its revenue and operating profits from the sale and service of information storage and retrieval products in the mainframe marketplace. The Company is currently engaged in a variety of initiatives targeted at growing

PAGE

                                                                    Form 10-Q
                                                                      Page 22


revenue outside its traditional marketplace and is committing substantial resources to these initiatives. These initiatives include developing new products for the open-systems marketplace; developing network-attached storage solutions; establishing a consulting services business to capitalize on the Company's expertise in computer data storage; and developing new channels for the distribution of products. There can be no assurances that the Company will be successful in expanding into these new marketplaces.

DEPENDENCE ON IBM

Many of the Company's products are designed to be compatible with certain IBM operating systems and many of its products function like IBM equipment due to the significance of the IBM computer operating environments. Future revenue from products and services is therefore dependent on the marketplace's continued widespread acceptance of, and IBM's continued support of, these products.

OEM SUPPLIER

In June 1996, the Company entered into a worldwide non-exclusive OEM agreement with IBM under which StorageTek develops and manufactures mainframe online storage products for IBM. IBM serves as StorageTek's primary distribution channel for these products. This OEM arrangement represents a significant change from the Company's past business model. The Company's success in its mainframe online storage business is now significantly dependent upon managing this transition and IBM's continuous support for and success in marketing these products to end-user customers. Because of lower OEM pricing and scheduled price reductions, the Company must achieve cost-savings associated with the manufacture of these online products in order to maintain its profit margins. In addition, subject to required lead times and minimum purchase commitment terms, the OEM business model arrangement may cause the Company to incur additional costs associated with unanticipated increases or decreases in manufacturing volumes.

INTENSE COMPETITION; PRICING PRESSURES

The Company competes with a number of large multinational companies in the mainframe information storage and retrieval marketplace that have substantially greater resources than the Company's, including IBM, Fujitsu Ltd., and Hitachi, Ltd., as well as similarly sized companies, including Amdahl Corp. and EMC Corp. The Company also competes with a number of companies in the networking marketplace that have a greater market presence, including 3Com Corp., Cisco Systems, Inc., Cabletron Systems, Inc. and Bay Networks, Inc. In addition, the Company may encounter competition from a variety of companies with greater market presence as it enters into new emerging product and service markets outside the Company's traditional marketplace; such as the market for open-systems storage solutions, network-attached storage solutions, and consulting services. The Company's competitiveness could be affected by cooperative alliances and other relationships that may emerge and rapidly acquire market share. These alliances may result in other companies being at various times, collaborators, competitors and customers in different markets. Increased competition may result in price reductions, reduced margins and declining market share, which may have a material adverse effect on the Company's business and financial results.


PAGE

                                                                    Form 10-Q
                                                                      Page 23



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

The high technology industry is characterized by vigorous pursuit and protection of intellectual property rights or positions, which in some instances has resulted in significant litigation that is often protracted and expensive. Litigation by or against the Company could result in significant expense and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in any determination unfavorable to the Company. In the event of an adverse result in any such litigation, the Company could be required to pay substantial damages; cease the manufacture, use and sale of infringing products; expend significant resources to develop non-infringing technology; discontinue the use of certain processes; enter into royalty arrangements; or obtain licenses to the infringing technology. There can be no assurances that the Company would be successful in such development or that such license or royalty arrangements would be available on reasonable terms, or at all, and any such development or license could require expenditures by the Company of substantial time and other resources. The Company has, from time to time, commenced actions against other companies to protect or enforce its intellectual property rights. Similarly, the Company has, from time to time, been notified that it may be infringing certain patent or other intellectual property rights of others. See Note 6 of Notes to Consolidated Financial Statements for additional information with respect to the Company's legal proceedings.

INFORMATION SYSTEMS

The Company is currently in the process of replacing its existing transaction systems (including order management, distribution, and finance systems) with integrated systems as part of its ongoing effort to increase operational efficiencies. The Company's future operating results and financial condition could be adversely affected if the Company is unable to implement and effectively manage the transition to this new integrated system.

MANUFACTURING RISKS; DEPENDENCE ON SUPPLIERS

The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and

PAGE

                                                                    Form 10-Q
                                                                      Page 24


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


PAGE

                                                                    Form 10-Q
                                                                      Page 25



               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

See Part II, Item 1 - Legal Proceedings, of the Company's Form 10-Q for the periods ended March 29, 1996, and June 28, 1996, electronically filed with the Commission on May 10, 1996, and August 12, 1996, respectively.

On February 15, 1994, the Company filed suit in Boulder County, Colorado, District Court against Array Technology Corporation (Array) and Tandem Computers Incorporated (Tandem). The suit asked that the court order Array and Tandem to either support certain disk drives purchased from them or provide the Company with technical data necessary for StorageTek to provide such customer support. In March 1994, Array and Tandem filed their answer and also filed counterclaims against the Company alleging breach of contract and claiming damages. On June 10, 1994, the court ordered Array and Tandem to continue to provide support for these products and to maintain, in an independent escrow account, the materials necessary to enable the Company to support the products in the event Array and Tandem failed to provide such services. On May 30, 1995, the Company filed an amended complaint seeking damages. The case is in the discovery phase. A trial date has been reset for October 1997.

On June 29, 1995, Odetics, Inc. filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company and two of its customers alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorneys fees and costs. On February 1, 1996, a jury found that the Company's products did not infringe the 151 Patent. A notice of appeal to the U.S. Court of Appeals for the Federal Circuit was filed by Odetics, Inc. on March 8, 1996. Oral argument on the appeal of this suit is expected in January 1997.

On July 30, 1996, the Company received Civil Investigative Demands (CID) from the U.S. Department of Justice Antitrust Division. The Company received two additional CIDs in October 1996. The CIDs requested production of documents and testimony in connection with a review, for compliance with the Sherman Act, of the OEM Agreement with International Business Machines Corporation concerning storage subsystems.

Information concerning legal proceedings is also contained in Note 6 to the consolidated financial statements identified in Part I of this Form 10-Q.

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


PAGE

                                                                    Form 10-Q
                                                                      Page 26


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

          (a)  Exhibits

     10.1*     Amendment dated July 26, 1996, to Multicurrency
               Receivables Transfer Agreement dated January 29, 1996.

     10.2*     Amendment dated August 26, 1996, to Multicurrency
               Receivables Transfer Agreement dated January 29, 1996.

     10.3*/** Storage Technology Corporation 1995 Equity Participation Plan as amended September 1996.

     11.0*     Computation of Earnings (Loss) Per Common Share.

     27.0*     Financial Data Schedule.


          (b)  Reports on Form 8-K

               No Current Reports on Form 8-K were filed during the quarter ended September 27, 1996.











------------------

     *    Indicates Exhibits filed with this Quarterly Report on Form 10-Q.
     ** Contract or compensation plan or arrangement in which directors and/or officers participate.









PAGE

                                                                    Form 10-Q
                                                                      Page 27




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               STORAGE TECHNOLOGY CORPORATION
                                       (Registrant)


November 8, 1996                     /s/ DAVID E. WEISS
----------------            ------------------------------------
     (Date)                            David E. Weiss
                              Chairman of the Board, President
                                and Chief Executive Officer
                               (Principal Executive Officer)



November 8, 1996                     /s/ DAVID E. LACEY
----------------            ------------------------------------
     (Date)                            David E. Lacey
                                  Chief Financial Officer
                              (Principal Financial Officer and
                               Principal Accounting Officer)



PAGE

                                EXHIBITS INDEX
                                --------------

          (a)  Exhibits

     10.1      Amendment dated July 26, 1996, to Multicurrency
               Receivables Transfer Agreement dated January 29, 1996.

     10.2      Amendment dated August 26, 1996, to Multicurrency
               Receivables Transfer Agreement dated January 29, 1996.

     10.3 Storage Technology Corporation 1995 Equity Participation Plan as amended September 1996.

     11.0      Computation of Earnings (Loss) Per Common Share.

     27.0      Financial Data Schedule.