Form 10-K
period 1996-12-27
STORAGE TECHNOLOGY CORP
filed 1997-03-07
CIK 94673

FORM 10-K
------------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

          [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                 FOR THE FISCAL YEAR ENDED DECEMBER 27, 1996
                                     OR
       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from _____ to _____

                        COMMISSION FILE NUMBER 1-7534

                       STORAGE TECHNOLOGY CORPORATION
           (Exact name of registrant as specified in its charter)




                Delaware                              84-0593263
    (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)             Identification Number)

  2270 South 88th Street, Louisville,                 80028-4309
                Colorado
(Address of principal executive offices)              (Zip Code)

    Registrant's Telephone Number, including area code:  (303)  673-5151

         Securities Registered Pursuant to Section 12(b) of the Act:






                                                      Name of Each Exchange
          Title of Each Class                          on which Registered
----------------------------------------             -----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 3, 1997, there were 61,821,180 shares of common stock of the registrant outstanding. The aggregate market value of voting stock held by nonaffiliates of the registrant was $1,948,866,520 based on the last reported sale price of the common stock of the registrant on the New York Stock Exchange's consolidated transactions reporting system on March 3, 1997. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

                     DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of the end of its fiscal year ended December 27, 1996. Portions of the registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 22, 1997 are incorporated by reference into
Part III of this Form 10-K.

                                   PART I


ITEM 1.     BUSINESS

GENERAL
-------

Storage Technology Corporation and its subsidiaries ("StorageTek(R)" or the "Company") design, manufacture, market and maintain information storage systems and network products. The Company's three principal product lines are serial access storage subsystems (Nearline(R)), random access storage subsystems (online) and network products. Nearline products include magnetic tape storage devices and automated library systems. Online products consist of rotating magnetic disk devices which utilize fault-tolerant array technology (RAID). Network products include connectivity and security products. The Company also offers professional consulting services with a focus on information storage management. (See "MARKETING AND DISTRIBUTION; SERVICES" below). StorageTek also maintains a customer service organization to install, maintain and service its own and third-party equipment.

StorageTek operates in one principal industry segment. The Company sells its products and services worldwide through its direct sales force located in offices in major metropolitan areas of the United States, Europe, Canada, Australia, Japan, Mexico, New Zealand, Singapore, and Brazil, and through distributors located in other international markets in Africa, Asia, Europe and other countries in South America. The Company also sells its products through other indirect distribution channels, including original equipment manufacturers (OEMs) and value-added resellers (VARs). In particular, in 1996, the Company changed its mainframe online technology business model to focus on the OEM channel.

StorageTek's business model is focused on delivering information storage solutions for the mainframe, open-systems and network-attached storage marketplaces. The Company's strategy includes: identifying significant new storage solution technologies; investing in identified opportunities through research and development activities and the development of strategic relationships; and delivering these solutions through the most effective distribution channels. To this end, the Company continues to establish strategic alliances with other manufacturers, developers, distributors and suppliers. As a result of these alliances, it is possible for other companies to be at various times collaborators, competitors and customers in different markets.

Significant changes were made to the Company's business model during 1996 and early 1997. The Company sold substantially all of its lease assets in March 1996. In connection with the sale, the Company formed a worldwide lease financing alliance with Leasetec Corp. to provide lease financing for products manufactured or sold by the Company. (For a discussion of the sale, see Note 2, Sale of Midrange Business and Lease Assets, of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, of this Form 10-K.) In June 1996, the Company entered into a three-year, non-exclusive, worldwide OEM agreement under which the Company develops and manufactures mainframe online storage products for International Business Machines Corporation (IBM). IBM serves as the Company's primary worldwide distribution channel for these

PAGE
products, and the Company does not anticipate that it will sell these products directly to end-user customers during the term of the agreement. (For a discussion of this arrangement, see Note 3, IBM OEM Agreement, of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, of this Form 10-K.) In September 1996, the Company repurchased 4.5 million shares of common stock for a purchase price of approximately $195.5 million.

On December 12, 1996, the Company announced that it had called for redemption all of its outstanding 8% Convertible Subordinated Debentures on January 13, 1997. (For a discussion about this redemption, see "8% Convertible Debentures", below, and Note 8, Debt, Banking Arrangements and Lease Obligations, of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, of this Form 10-K.) On February 20, 1997, the Company announced a stock repurchase program. Under the program, the Company may repurchase up to 1.5 million shares of its common stock on an annual basis. (For a discussion of this program, see "Recent Developments" below, and Note 18, Subsequent Events, of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, of this Form 10-K.)

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


PRINCIPAL PRODUCTS
------------------

Product sales, including software license revenue, accounted for approximately 73% of total revenue in 1996, while maintenance revenue accounted for the balance. The following table presents revenue by product line, which includes both product sales and maintenance revenue:

PAGE

                                     REVENUE BY PRODUCT LINE

                                    FISCAL YEAR ENDED DECEMBER
                       ----------------------------------------------------
                              1996              1995             1994
                       ----------------  ----------------  ----------------
                       $ million     %   $ million     %   $ million     %
                       ---------   ----   --------   ----   --------   ----
Nearline Products       $1,328.2   65.1   $1,197.7   62.1   $1,033.0   55.2
Online Products            429.3   21.1      375.9   19.5      254.2   13.6
Network Products           183.7    9.0      208.9   10.8      249.8   13.3
Other Products              98.4    4.8      147.0    7.6      334.4   17.9
                         -------  -----    -------  -----    -------  -----
Total                   $2,039.6  100.0   $1,929.5  100.0   $1,871.4  100.0
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

In January 1997, the Company organized its business into four separate business groups designed to augment activities focused on providing new solutions to customers and expanding into non-traditional markets. These business groups consist of the Enterprise Nearline Business Group, Enterprise DASD Business Group, Network Systems Group and Multi-Platform Systems Business Group.

NEARLINE PRODUCTS
-----------------

StorageTek's Nearline products include its Automated Cartridge System (ACS) library and associated tape cartridge storage products. The Company's current library products include: the PowderHorn 9310 (PowderHorn(R)), an ACS library, which became available in the second quarter of 1993; the TimberWolf 9710 library and the TimberWolf 9714 library (TimberWolfTM), smaller capacity libraries designed for the open-systems market, which became available in the second quarter of 1996 and the third quarter of 1996, respectively; the WolfCreek 9360 (WolfCreek(R)), a smaller, high-performance library, which became available in the fourth quarter of 1993; and the Company's first generation 4410 ACS library, which has been available since 1988.

The Company's tape cartridge storage products include: the Timberline 9490 (Timberline(R)), a high-performance 36-track cartridge subsystem, which became available in the fourth quarter of 1994; the Silverton 4490 (Silverton), a 36-track cartridge subsystem, which became available in the third quarter of 1993; RedWood SD-3 (RedwoodTM), a high-capacity cartridge subsystem, which became available in the first quarter of 1995; the Twin Peaks 4890 36-track cartridge subsystem (Twin Peaks), a cartridge subsystem designed for the open-systems market, which has been available since the second quarter of 1996; and the 4480 18-track cartridge subsystem, which has

PAGE
been available since 1987. The Company also develops and licenses software designed to expand the range of applications for and enhance the performance of its Nearline products.

In addition, the Company is developing other new Nearline products and enhancements, all of which are in the design or preliminary engineering phase and for which no firm availability dates have been set. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K, which is incorporated by reference into Item 1 of Part I, for a discussion of operating results and certain risks associated with the development and introduction of new products that may affect future results.

ONLINE PRODUCTS
---------------

StorageTek's online products consist of online direct access storage device
(DASD) products. The Company's current product line is targeted at the mainframe and open-systems marketplace. The characteristics of these products differ principally in information storage capacity, transfer rate, access time, attachment protocol and cost. In 1996, the Company changed its business model for distributing mainframe online storage products. Under the Company's non-exclusive worldwide OEM agreement with IBM, the Company develops and manufactures mainframe online storage products, including software enhancements, for IBM. IBM serves as the primary distribution channel for this technology, and StorageTek does not anticipate continuing to sell this technology directly to end-users during the term of the agreement. As part of changing its business model for online products, the Company is redirecting resources to other product lines, as well as to emerging products and services outside its traditional markets. The Company has formed a new business unit, the Multi-Platform Systems Business Group, that is focusing on products targeted for the open-systems marketplace and establishing new distribution channels for these products. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K for a discussion of operating results and certain risks that may affect future results.

NETWORK PRODUCTS
----------------

The Company's principal computer network product offerings consist of: network connectivity and security products. Network connectivity products include the Data Exchange (DXETM) series host and device controller, which became available in the first quarter of 1993. The DXE series controllers support a variety of channel interface options and media connections. The Company's network security products include the BorderGuardTM 1000 and BorderGuardTM 2000 products, which became available in the first half of 1995, and are targeted at branch office and enterprise-wide security applications, respectively. The Company also offers the Central Archive Management (CAMTM), a software application designed to provide backup and recovery to a variety of network client systems, which has been available since 1995. Other new products designed to support network attached storage for the client-server environment are currently in the design or preliminary engineering phase, and no firm availability dates have been set. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this Form 10-K for a discussion of

PAGE
operating results and certain risks associated with the development and introduction of new products that may affect future results.

MARKETING AND DISTRIBUTION; SERVICES
------------------------------------

StorageTek is committed to a worldwide marketing and product maintenance strategy. StorageTek sells its hardware and software products and services to customers worldwide through a combination of direct and indirect channels. The direct sales and service force operates in offices located in major metropolitan areas in the United States, Europe, Canada, Australia, Japan, Mexico, New Zealand, Singapore, and Brazil. In 1996, direct sales revenue accounted for approximately 74% of the Company's total product sales revenue. The Company also sells its products in certain international markets through distributors, sometimes in tandem with other direct sales operations, located in Africa, Asia, Europe and South America.

Indirect channels include: OEMs, system vendors that integrate the Company's products with other hardware and software and provide independent marketing, service and support programs to their customers; VARs, companies that add value in the form of proprietary products, training and installation for sale to their customers; independent distributors, who primarily serve markets in which StorageTek does not have a direct presence; and telesales. Indirect channel distribution accounted for approximately 26% of the Company's total product sales revenue in 1996. Significant OEMs include IBM, in the mainframe online products market, and NCR with respect to the TimberWolf 9710 ACS library. The Company's marketing activities include advertising in business and computer publications, direct mailings and participating in trade shows. Further development of the Company's indirect sales channels is critical to gaining additional market penetration in a cost-effective manner for current and future products targeted for the open-systems marketplace.

Revenues from outside the U.S. accounted for approximately 41% of total revenue in 1996, 41% in 1995, and 39% in 1994. International operations account for significant revenue contribution, and the Company is subject to various risks associated with conducting business outside the United States. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - International Sales and Operations and Hedging Activities," of this Form 10-K for a discussion of risk factors associated with the Company's international business.

As of December 27, 1996, the order backlog was approximately $43 million, compared to approximately $57 million as of December 29, 1995. In 1996, approximately 53% of the backlog amount was attributable to the Company's library and tape products, as compared to 37% in 1995. In addition to these backlog amounts, the Company also had approximately $90 million of equipment shipped awaiting revenue recognition as of December 27, 1996, compared to approximately $88 million as of December 29, 1995. Backlog amounts are calculated on an "if sold" basis and include orders from end-users, OEMs, VARs and distributors for products that StorageTek expects to deliver during the following 12 months. Units being evaluated or covered by letters of intent or awaiting customer acceptance are not included in backlog amounts. Unfilled orders and orders with respect to equipment shipped awaiting revenue recognition may be canceled by the customer. Accordingly, backlog levels are not a reliable indicator of future results, and

PAGE
there can be no assurance that orders in backlog or equipment shipped awaiting revenue recognition will ultimately be recognized as revenue.

The Company believes that the installed base of products under maintenance agreements and the expertise of the Company's customer service engineers are valuable assets of the Company. These assets are expected to continue to be important competitive elements of the Company's business. The Company's worldwide customer support organization includes field service engineers, and product support and administrative support personnel. The customer support organization installs, maintains and services StorageTek-manufactured equipment, as well as equipment manufactured by third parties. The Company provides local customer support services from its offices located in major metropolitan cities, with spare parts stored at regional locations. The Company generally warrants the performance of products for a specified period of time, after which it services those products under maintenance agreements. In response to continuing competitive pressures, many of the Company's products include extended warranty periods, which may reduce future maintenance revenue opportunities. The Company also has transitioned its mainframe online business model to primarily serve as an OEM supplier. This change may affect future maintenance revenue, as OEM customers generally maintain their own products. Extending warranty periods has in the past and may in the future adversely affect profit margins. In 1996, maintenance revenue accounted for 27% of total revenue, compared to 30% in 1995 and 31% in 1994.

In 1996, the Company expanded its offerings of professional services through its Teris Consulting Group. The Company provides consulting and technical services and technology as part of providing single point-of-contact solutions. The Company's consultants help clients plan, implement, and manage computing and storage environments.

MANUFACTURING AND MATERIALS
---------------------------

The Company's primary manufacturing facilities are currently located in Colorado, Minnesota, Puerto Rico and France. The Company is in the process of consolidating some of its manufacturing facilities located in Colorado. This consolidation will be completed during the second quarter of 1997. A significant portion of the Company's European requirements for both Timberline and Iceberg products are manufactured at the Company's facility located in Toulouse, France. In connection with the restructuring activities announced in the fourth quarter of 1995, the Company ceased manufacturing operations at its facilities in Florida and the United Kingdom during 1996. All of the Company's manufacturing facilities are currently in compliance with the ISO 9001 or 9002 international quality standard.

The Company manufactures certain key components for its products. In addition, a substantial portion of the Company's production costs are related to the purchase of subassemblies, parts and components for its products from outside vendors. The balance of the Company's production costs relate to in-house assembly and testing. Certain of the parts and components included in the Company's products are obtained from a single source or a limited group of suppliers. In particular, a key component of the Company's tape drive heads is supplied by Sumitomo Corporation on a sole source

PAGE
basis. The Company has long-term supply contracts with certain vendors and suppliers; the remaining parts and components are obtained by delivering purchase orders to vendors specifying the required components. These vendors that are not obligated to supply products for an extended period at specific quantities and prices. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors that May Affect Future Results," of this Form 10-K for a discussion of factors that may affect the Company's ability to obtain materials, which information is incorporated by reference into Part I, Item 1 of this Form 10-K.

COMPETITION
-----------

The markets for the Company's products and services are intensely competitive and are subject to rapid technological change, frequent product performance improvements and price reductions. In the mainframe information storage system marketplace, competition comes from companies that have substantially greater resources, including IBM, Fujitsu Ltd. and Hitachi Ltd., as well as several similarly sized companies, including Amdahl Corp. and EMC Corp. In the network connectivity and security products marketplace, the competition includes a number of large companies with significant market presence and resources, including IBM, Hewlett-Packard Company and Channel Network Technologies Corp., as well as a number of other companies.

The Company believes that its ability to compete successfully in its traditional markets depends on a number of factors, both within and outside of its control, including the quality, performance, and price of the Company's and its competitors' products, the timing and success of new product introductions by the Company and its competitors, and general economic conditions within and outside the U.S. The strong competition faced by the Company's product lines has in the past, and may in the future, result in price discounting.

The Company is focusing significant resources on product offerings for the open-systems market, emerging technologies and other non-traditional markets, including professional services. The open-systems marketplace includes a broad spectrum of customers, many that are outside the Company's traditional customer base. The Company has established a new business group to focus on multi-platform systems. Competition in this segment is robust, and the Company will face competition from its traditional rivals, as well as new sources. Competition is based primarily on system performance, product quality, system scalability and price. The Company's ability to successfully compete is dependent upon a number of factors, including the timely and successful introduction of products designed for the open-systems marketplace and the development of new distribution channels. In the professional services marketplace, the Company competes against a number of large companies with an established presence in the professional services industry, including a number of equipment manufacturers. The Company's competitors in this market include: IBM, Electronic Data Systems Corp. and Computer Sciences Corporation. The Company anticipates that its ability to compete in the professional services market will depend upon a number of factors within and outside its control, including the effective management of the Company's consulting arrangements, the strength of the Company's storage solution offerings, and the competitiveness of its pricing for these solutions.

PAGE

The Company expects that both the markets for its products and services, and its competitors within such markets, will continue to change as customer buying patterns continue to migrate to the open-systems and networking environments. The Company expects that competition will likely intensify as the Company and its competitors aggressively position themselves. The ability to continue to develop and successfully market leading products will continue to have a significant impact upon the Company's competitiveness and its operating results.

NEW PRODUCT DEVELOPMENT
-----------------------

The Company invests substantial resources in its product development efforts in order to maintain and enhance the competitiveness of its products. In 1996, 1995 and 1994, the Company devoted approximately $176 million, $187 million and $206 million, or 9%, 10%, and 11%, respectively, of its total revenue to develop new products and enhance the performance of existing products. In an attempt to expand the Company's access to new technologies and reduce the amount of time necessary to bring new products to the market, the Company in the past has acquired other companies and has entered into joint development and other similar relationships. For example, in 1995 the Company acquired Network Systems. In 1996, the Company entered into a three-year OEM agreement with IBM under which IBM will finance certain research and development activities associated with future development and enhancements to mainframe online products. The Company anticipates that its research and development expenditures for new products outside its traditional businesses will increase in the future.

Current research and development projects include: the development of enhancements for online products; development activities related to new Nearline tape products and enhancements; network security software; and the development of network-attached storage products. As of December 27, 1996, approximately 1,250 employees were engaged on a full-time basis in engineering and product development activities, primarily at facilities in Colorado and France. Simultaneously, the Company is seeking to reduce manufacturing costs and improve product development lead times. For further discussion of risk factors concerning product development, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Results," of this Form 10-K.

INTELLECTUAL PROPERTY
---------------------

StorageTek's ability to compete is affected by its ability to protect its proprietary information. StorageTek protects its intellectual property rights through a combination of patents, trademarks, copyrights, confidentiality procedures, trade secret laws and licensing arrangements. The Company's policy is to apply for patents, or other appropriate proprietary or statutory protection, when it develops new or improved technology that is important to its business. StorageTek currently holds over 280 U.S. patents, as well as foreign counterparts to many of these patents in relevant markets, covering various aspects of its products. One of these patents will expire in 1997 and the remainder will expire from 1998 through 2015. The Company also has pending approximately 100 U.S. patent applications, including approximately 30 that have been allowed and are expected to be formally issued soon, as well as pending foreign counterparts to many of these applications. StorageTek also has licenses to use

PAGE
patents held by others. StorageTek owns, has license rights to, and/or has applied to register, over 45 trademarks, as well as copyrights. Taken as a whole, these intellectual property assets are material to StorageTek's business. However, no individual patent, trademark, license or other item of proprietary information is singularly material to StorageTek's business.
Under the OEM agreement with IBM, certain research and development activities will be funded by IBM; any technology that is developed will be owned by IBM, subject to licensing rights by the Company. For a discussion of certain legal proceedings relating to the Company's intellectual property, see Part
I, Item 3, "Legal Proceedings" of this Form 10-K. For a discussion of certain risk factors concerning intellectual property see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Results," of this Form 10-K.

ENVIRONMENT
-----------

Compliance by StorageTek with the provisions of federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material adverse affect on StorageTek. For 1996, StorageTek did not have any material expenditures for environmental control facilities. To date in 1997, StorageTek does not have pending and has not budgeted any material estimated expenditures for environmental control facilities. However, potential liability under environmental legislation is ongoing, regardless of whether or not StorageTek has complied with existing governmental guidelines.

Government regulation of the environment and related compliance costs have increased in recent years. StorageTek cannot predict the nature or scope of future environmental laws or regulations, how they will be administered, or whether compliance will require substantial expenditures. Based upon currently available information, StorageTek does not expect that future compliance with environmental regulations will have a material effect on the financial results and operations of StorageTek.

RESTRUCTURING PLAN
------------------

In the fourth quarter of 1995, the Company incurred restructuring charges of $167.2 million, to cover the cost of work force reductions of approximately 1,700 employees, facility closings and consolidations affecting its facilities located in Colorado and other facilities located both within and outside the U.S., and asset writedowns. This restructuring was adopted in an effort to establish a more competitive cost structure in response to slower revenue growth and increasing price competition. In connection with the restructuring, the Company is focusing on core businesses and is outsourcing non-strategic activities and re-architecting its distribution processes both within and outside the U.S. Additional information concerning the 1995 restructuring plan is found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part IV, Item 14, Note 15 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, of this Form 10-K.

PAGE

8% CONVERTIBLE DEBENTURES
-------------------------

In December 1996, the Company called for redemption, on January 13, 1997, of all outstanding 8% Convertible Subordinated Debentures due 2015 (8% Convertible Debentures). Debentures in the principal amount of $145.2 million were converted at a price of $35.25 per share into 4,118,906 shares of the Company's common stock on or before January 13, 1997. The remaining 8% Convertible Debentures were redeemed for cash on January 13, 1997.

RECENT DEVELOPMENTS
-------------------

On February 20, 1997, the Company announced a program to repurchase up to
1.5 million shares of the Company's common stock on an annual basis. The repurchase program is expected to offset dilution associated with the Company's stock purchase and stock option plans.

EMPLOYEES
---------

The Company employed approximately 8,300 persons on a full-time basis worldwide as of December 27, 1996. The Company's future success will depend, in part, on its ability to continue to attract, retain and motivate skilled personnel.

OTHER MATTERS
-------------

The Company historically has experienced increased sales revenue in the fourth quarter compared to other quarters due to customers' tendencies to make purchase decisions near the end of the calendar year. There can be no assurance that this historical trend will continue in 1997 and that revenue during the fourth quarter will be higher than any other quarter.

For the year ended December 27, 1996, no single customer accounted for 10% or more of the Company's consolidated total revenue. The Company anticipates that in 1997, sales of mainframe online products to IBM under the OEM agreement may account for over 10% of the Company's consolidated total revenue.

No material portion of the Company's business is subject to contract termination at the election of the U.S. government.

Reference is made to the following NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS set forth in Part IV, Item 14, of this Form 10-K for certain additional information, which information is incorporated by reference herein:

      Note 2      Description of the Company's sale of its lease assets.

      Note 3      Description of the Company's OEM Agreement with IBM.

      Note 8      Description of the Company's debt and banking arrangements.

PAGE

      Note 16 Information on the geographic operations of the Company's single business segment. See also Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- International Operations and Hedging Activities," for further discussion of the risks associated with the Company's foreign operations.

Reference is also made to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K, for information regarding liquidity, including working capital practices, restructuring plans and risk factors that may affect future results.


ITEM 2.     PROPERTIES

StorageTek occupies facilities in 16 separate buildings in Boulder County, Colorado, comprising approximately 2.4 million square feet. The company owns facilities with approximately 2.2 million square feet; the remaining space is leased. These facilities include StorageTek's executive offices, as well as manufacturing, research and development, and spare parts storage facilities. Substantially all of the Boulder County space is fully utilized with the exception of the research and manufacturing facility located in Longmont, Colorado, comprising approximately 500,000 square feet. The Longmont operations are being consolidated into the Company's Louisville, Colorado facilities and the Company is pursuing efforts to sell the Longmont facilities. The Company plans to move substantially all of its operations out of the Longmont facility by the end of the second quarter of 1997.

StorageTek owns approximately 199,000 square feet of manufacturing facilities in the Palm Bay/Melbourne, Florida, area. A majority of this space is leased to a third party. The Company owns 200,000 square feet of manufacturing, research and development, and administrative facilities in the Minneapolis, Minnesota area, which are approximately 85% utilized. StorageTek leases approximately 200,000 square feet of engineering, manufacturing and marketing facilities in Toulouse, France, which are approximately 60% utilized. The Company occupies manufacturing facilities in Puerto Rico, of which approximately 78,000 square feet are owned and 50,000 square feet are leased. The facilities in Puerto Rico are approximately 95% utilized.

In addition, StorageTek leases facilities at approximately 286 locations throughout the world, primarily for sales and customer support activities, spare parts storage, and limited research and product development activities. Of these leased offices, approximately 197 offices are located in North America, with combined office and warehouse space totaling approximately 1,348,000 square feet. The Company maintains approximately 77 offices in Europe comprising approximately 515,000 square feet, and 12 offices in the Asia/Pacific region comprising approximately 68,000 square feet.

PAGE

Many of the Company's leases throughout the world contain renewal rights, cancellation rights and rights of first refusal on contiguous expansion space. At the present time, such facilities are adequate for the Company's purposes.


ITEM 3.     LEGAL PROCEEDINGS

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties. The suit sought injunctive relief and damages in the amount of $2,400,000,000. On December 28, 1995, the court dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals. In April 1996, the trial court stayed discovery on the Company's counterclaim for breach of the covenant not to sue pending resolution of the appeal. Oral argument on the appeal is scheduled for March 1997.

On February 15, 1994, the Company filed suit in Boulder County, Colorado, District Court against Array Technology Corporation (Array) and Tandem Computers Incorporated (Tandem). The suit asked that the court order Array and Tandem to either support certain disk drives purchased from them or provide the Company with technical data necessary for StorageTek to provide such customer support. In March 1994, Array and Tandem filed their answer and also filed counterclaims against the Company alleging breach of contract and claiming damages. On June 10, 1994, the court ordered Array and Tandem to continue to provide support for these products and to maintain, in an independent escrow account, the materials necessary to enable the Company to support the products in the event Array and Tandem failed to provide such services. On May 30, 1995, the Company filed an amended complaint seeking damages. The case is in the discovery phase. A trial date has been set for October 1997.

On June 29, 1995, Odetics, Inc. filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company and two of its customers alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorney fees and costs. A trial commenced on January 22, 1996, and on February 1, 1996, a jury found that the Company's products did not infringe the 151 Patent. A notice of appeal to the U.S. Court of Appeals for the Federal Circuit was filed by Odetics, Inc. on March 8, 1996. Oral arguments were held in January 1997. A decision is expected in the second or third quarter of 1997.

On December 8, 1995, Odetics, Inc. filed a second patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company. The complaint alleges that the "cartridge access port" in certain of the Company's tape library products infringe the 151 Patent. The complaint seeks injunctive relief, treble damages in an unspecified amount, and an award of attorney fees and costs. This case has been stayed pending the outcome of the appeal to the U.S. Court of Appeals for the Federal Circuit with respect to the case filed by Odetics, Inc. in June 1995.

PAGE

On July 30, 1996, the Company received Civil Investigative Demands (CID) from the U.S. Department of Justice Antitrust Division concerning the OEM agreement with IBM for mainframe online storage subsystems. The Company received two additional CIDs in October 1996 and one additional CID in February 1997. The CIDs requested production of documents and testimony in connection with a review of the agreement for compliance with the Sherman Act.

In addition, the Company is involved in various other less significant legal proceedings. The Company believes it has adequate legal defenses with respect to each of the actions cited above and intends to vigorously defend against these actions. However, it is reasonably possible that these cases could result in outcomes unfavorable to the Company. While the Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material effect on the Company's financial position or reported results of operations in a particular quarter. An adverse decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company's inability to ship products or components found to have violated third-party patent rights.

Information concerning certain of these legal proceedings is also contained in Note 13 of NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS included in Part IV, Item 14, of this Form 10-K.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of StorageTek security holders during the fourth quarter of the fiscal year ended December 27, 1996.

                    EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons were serving as executive officers of the Company as of March 7, 1997.

NAME                   POSITION WITH COMPANY                         AGE
------------------------------------------------------------------------

David E. Weiss.....    Chairman of the Board, President and
                       Chief Executive Officer                       52

Lowell Thomas Gooch    Executive Vice President and General
                       Manager of Network Systems                    52

David E. Lacey.....    Executive Vice President and Chief
                       Financial Officer                             50

John V. Williams...    Executive Vice President of Worldwide
                       Field Operations                              53

W. Russell Wayman..    Corporate Vice President, General
                       Counsel and Secretary                         52

PAGE

Mr. Weiss has served as Chairman of the Board, President and Chief Executive Officer since May 23, 1996. Prior to that, he served as Chief Operating Officer of the Company from March 1995 to May 1996, Executive Vice President of Systems Development from January 1993 to March 1995, Senior Vice President of Marketing and Program Management Process from June 1992 to January 1993, and Corporate Vice President of Market Planning from August 1991 to
June 1992.  Mr. Weiss joined the Company in March 1991 as Staff Vice
President.

Mr. Gooch was appointed as Executive Vice President and General Manager of the Company's Network Systems Group in November 1995. From January 1989 to November 1995, Mr. Gooch was Executive Vice President of Operations of the Company. Mr. Gooch has been employed by the Company in various capacities since 1972.

Mr. Williams was appointed Executive Vice President of Worldwide Field Operations on January 1, 1995. From August 1993 through December 1994, he served as Senior Vice President, Americas. Mr. Williams was Corporate Vice President from February 1992 through August 1993 and Vice President of North America from September 1990 through February 1992.

Mr. Lacey was appointed Executive Vice President and Chief Financial Officer on May 23, 1996. From February 1995 to May 1996, Mr. Lacey served as Interim Chief Financial Officer and Corporate Vice President. Mr. Lacey was appointed a Corporate Vice President in December 1990 and served as Corporate Controller of the Company from October 1989 to February 1995.

Mr. Wayman has served as Corporate Vice President since March 1991, General Counsel since January 1990 and Corporate Secretary of the Company since February 1990.

PAGE

                                   PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The common stock of Storage Technology Corporation is traded on the New York Stock Exchange under the symbol STK. The table below reflects the high and low closing sales prices of the common stock on the New York Stock Exchange composite tape as reported by The Wall Street Journal during each fiscal quarter of 1996 and 1995. On December 27, 1996, there were 14,832 record holders of common stock of StorageTek.

      1996                    High                Low
      --------------------------------------------------

      First Quarter           $31.250            $22.375
      Second Quarter           42.875             24.375
      Third Quarter            40.000             31.875
      Fourth Quarter           51.000             38.000

      1995                    High                Low
      --------------------------------------------------

      First Quarter           $32.625            $18.625
      Second Quarter           26.750             17.875
      Third Quarter            29.500             23.750
      Fourth Quarter           27.625             22.250



Dividends
---------

StorageTek has never paid cash dividends on its common stock. The Company currently plans to continue to retain future earnings for use in its business. The Company's existing $150 million credit agreement contains provisions restricting the payment of cash dividends.

PAGE

ITEM 6.   SELECTED FINANCIAL DATA

The following data, insofar as it relates to the three fiscal years 1994 through 1996 (except for the 1994 Balance Sheet Data), has been derived from the consolidated financial statements appearing elsewhere herein, including the Consolidated Balance Sheet as of December 27, 1996, and December 29, 1995, and the related Consolidated Statement of Operations for each of the three years in the period ended December 27, 1996, and notes thereto. The data, insofar as it relates to the Balance Sheet Data as of December 30, 1994, December 31, 1993, and December 25, 1992, and the Statement of Operations Data for the fiscal years 1993 and 1992, has been derived from the historical financial statements of the Company for such periods, restated as appropriate to reflect mergers accounted for as poolings of interests.

The following table data (in thousands of dollars, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                        YEAR ENDED DECEMBER
                                            ------------------------------------------------------------------------
                                                  1996            1995          1994            1993          1992
                                            ------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Revenue                                       $2,039,550      $1,929,485    $1,871,350      $1,617,691    $1,774,325
Cost of revenue                                1,192,777       1,217,622     1,186,942       1,072,784     1,179,756
                                               ---------       ---------     ---------       ---------     ---------
    Gross profit                                 846,773         711,863       684,408         544,907       594,569
Research and product development costs           176,422         187,275       206,083         191,048       177,699
Marketing, general, administrative and
  other income and expense, net                  444,870         445,889       425,490         393,991       388,496
Restructuring and other charges (Note 15)                        212,207         8,000          90,414(a)     60,310(b)
                                               ---------       ---------     ---------       ---------     ---------
    Operating profit (loss)                      225,481        (133,508)       44,835        (130,546)      (31,936)
Interest income (expense), net                     1,211           8,978         6,103          18,585        25,894
                                               ---------       ---------     ---------       ---------     ---------
    Income (loss) before income taxes,
      accounting change and extra-
      ordinary item                              226,692        (124,530)       50,938        (111,961)       (6,042)
Provision for income taxes                       (55,900)        (17,800)      (18,900)         (9,500)      (27,200)
                                               ---------       ---------     ---------       ---------     ---------
    Income (loss) before accounting
      change and extraordinary item              170,792        (142,330)       32,038        (121,461)      (33,242)
Cumulative effect of accounting change                                                          40,000
Extraordinary item, net of taxes (Note 2)          9,535
                                               ---------       ---------     ---------       ---------     ---------
    Net income (loss)                         $  180,327      $ (142,330)   $   32,038      $  (81,461)   $  (33,242)
                                               =========       =========     =========       =========     =========
Primary earnings (loss) per common share:
    Income (loss) before accounting
      change and extraordinary item           $     3.00      $    (2.91)   $     0.38      $    (2.59)   $    (0.66)
    Net income (loss)                               3.17           (2.91)         0.38           (1.80)        (0.66)
Fully diluted earnings per common share:
    Income before extraordinary item                2.84
    Net income                                      2.98
BALANCE SHEET DATA
Working capital                               $  724,171      $  425,351    $  501,065      $  492,576    $  402,876
Total assets                                   1,884,276       1,888,629     2,144,458       2,064,851     2,011,007
Total debt                                       155,257         449,222       464,690         469,490       447,747
Stockholders' equity                           1,180,983         962,833     1,265,285       1,215,877     1,138,927

(a)  In 1993, the Company recognized restructuring charges of $77,832,000; acquired research and development expenses of $7,060,000; and merger expenses of $5,522,000.
(b)  In 1992, the Company recognized restructuring charges of $60,310,000.

PAGE

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

GENERAL
-------
The Company reported net income for the year ended December 27, 1996, of $180.3 million on revenue of $2.04 billion, compared to a net loss for the year ended December 29, 1995, of $142.3 million on revenue of $1.93 billion and net income for the year ended December 30, 1994, of $32.0 million on revenue of $1.87 billion. The Company's results include an extraordinary gain on sale of lease assets of $9.5 million in 1996, and restructuring and other charges of $212.2 million in 1995, and $8.0 million in 1994.

Revenue increased 6% in 1996 compared to 1995. The Company received increased sales revenue from the TimberLine 9490 (TimberLine(R)) 36-track cartridge subsystem in 1996. RedWood SD-3 (RedWood(TM)), a high-capacity cartridge subsystem; PowderHorn 9310 (PowderHorn(R)), an Automated Cartridge System (ACS) Library; and TimberWolf 9710 (TimberWolf), an open-systems ACS Library, also contributed to increased revenue during the year. As anticipated, revenue from older generation Nearline(R) products decreased during 1996 as compared to 1995. Revenue from mainframe online products increased during 1996 as compared to 1995, as a result of increased sales volumes under the OEM agreement with International Business Machines Corporation (IBM) in the second half of 1996, coupled with end-user sales of the Company's 9200 Virtual Storage Facility (Iceberg(R)) in the first half of 1996. Revenue contribution from network products decreased during 1996 primarily due to the continued decline in revenue from a number of older network products and the sale of a non-strategic network business during the third quarter of 1996. Revenue contribution from other products declined in 1996 as compared to 1995, due primarily to the sale of substantially all of the Company's midrange lease assets and midrange service business in the second and third quarter of 1995, respectively.

Revenue increased 3% in 1995 compared to 1994, primarily due to incremental sales revenue from TimberLine and increased sales revenue from Iceberg. These increases were partially offset by a decline in sales revenue from other products as well as anticipated declines in revenue from older generation Nearline products. The decline in other product revenue was primarily due to the sale of substantially all of the Company's midrange lease assets and midrange service business in 1995.

The Company's future revenue and operating results are significantly dependent upon sustained demand for TimberLine and PowderHorn; successfully identifying and capitalizing on product and service markets outside the Company's traditional marketplace, including solutions targeted for the open-systems market; achieving the milestones and reducing the costs associated with the Company's manufacture of mainframe online products under the OEM

PAGE
agreement with IBM; and expanding its distribution channels. For discussion of these and other risk factors, see "Risk Factors That May Affect Future Results," below.

The Company's cash balances increased $123.9 million during 1996. Net cash flows generated from operations of $464.7 million includes cash generated from the sale of substantially all of the Company's lease assets. These operating cash flows were partially offset by the repurchase of 4.5 million shares of the Company's common stock for $195.5 million, net repayments of debt of $100.0 million, and investments in property, plant and equipment of $68.9 million. The Company's cash balances increased $36.4 million during 1995 as cash generated from operations of $306.0 million was partially offset by net repayments of debt of $201.9 million, and investments in property, plant, and equipment of $58.0 million.

The following table, stated as a percentage of total revenue, presents consolidated statement of operations information and revenue by product line, which includes product sales, maintenance, and software revenue.

                                                  Year Ended December
                                            ---------------------------------
                                             1996         1995          1994
                                            ---------------------------------
Revenue:
   Nearline Products                         65.1%        62.1%         55.2%
   Online Products                           21.1         19.5          13.6
   Network Products                           9.0         10.8          13.3
   Other Products                             4.8          7.6          17.9
                                            -----        -----         -----
      Total revenue                         100.0        100.0         100.0
Cost of revenue                              58.5         63.1          63.4
                                            -----        -----         -----
      Gross profit                           41.5         36.9          36.6
Research and product development costs        8.6          9.7          11.0
Marketing, general, administrative
  and other income and expense, net          21.8         23.1          22.8
Restructuring and other charges                           11.0           0.4
                                            -----        -----         -----
      Operating profit (loss)                11.1         (6.9)          2.4
Interest income (expense), net                             0.4           0.3
                                            -----        -----         -----
      Income (loss) before income
        taxes and extraordinary item         11.1         (6.5)          2.7
Provision for income taxes                   (2.7)        (0.9)         (1.0)
                                            -----        -----         -----
      Income (loss) before extraordinary
        item                                  8.4         (7.4)          1.7
Extraordinary gain, net of income taxes       0.4
                                            -----        -----         -----
      Net income (loss)                       8.8%        (7.4)%         1.7%
                                            =====        =====         =====

REVENUE
-------

NEARLINE PRODUCTS

Revenue from Nearline products increased 11% in 1996 compared to 1995, primarily due to increased sales revenue from TimberLine. RedWood, PowderHorn, and TimberWolf also contributed to increased revenue during 1996. As anticipated, revenue from earlier generation Nearline products, such as 4480 18-Track Tape Cartridge Subsystem (4480 18-Track), and Silverton 4490 36-Track Tape Cartridge Subsystem (Silverton), declined during 1996 as

PAGE
compared to 1995. Revenue from the first generation 4410 ACS library also declined slightly in 1996.

Revenue from Nearline products increased 16% in 1995 compared to 1994, primarily due to incremental sales of TimberLine, which became available in the fourth quarter of 1994. Revenue from PowderHorn also increased in 1995 compared to 1994. As anticipated, revenue from the 4480 18-Track and Silverton declined in 1995. Revenue from the 4410 ACS library also declined slightly in 1995.

Future results of the Nearline product line are significantly dependent upon the continued demand for TimberLine and PowderHorn; gaining market acceptance for other new Nearline products, including products targeted for the open-systems market; expanding the Company's distribution channels; and effectively managing pricing pressures. During the third quarter of 1996, the Company announced an OEM agreement with NCR Corporation for its open-systems TimberWolf products. Sales of TimberLine, PowderHorn and other new Nearline products are expected to offset anticipated further declines in revenue from earlier generation Nearline products. There can be no assurance that TimberLine and PowderHorn will continue to sustain their historical market growth or that other new Nearline products and enhancements will be developed in a timely manner or gain market acceptance in the future.

ONLINE PRODUCTS

Revenue from online products increased 14% in 1996 as compared to 1995. This online revenue increase is primarily due to increased sales volume of mainframe online storage products under the OEM agreement with IBM in the second half of 1996, coupled with end-user sales of Iceberg in the first half of 1996. These increases were partially offset by a decrease in revenue contribution from earlier generation online products.

Revenue from online products increased 48% in 1995 compared to 1994, primarily due to incremental sales of Iceberg, which became available during the second quarter of 1994. While Iceberg sales revenue increased during 1995, the rate of revenue growth fell short of the Company's expectations, primarily due to rapid price erosion in the online marketplace, and slower than expected customer acceptance of Iceberg.

On June 7, 1996, StorageTek entered into a worldwide non-exclusive OEM agreement with IBM under which the Company develops and manufactures mainframe online storage products for IBM. IBM serves as StorageTek's primary distribution channel for this technology and StorageTek does not anticipate that it will continue to sell this technology directly to end-user customers during the term of the agreement. The agreement, which expires in 1999, contains certain minimum purchase commitments on behalf of IBM. The agreement also contains product quality, availability, supply, delivery, and development milestones. The Company's failure to achieve these milestones may result in reduced purchase commitments, the imposition of penalties and, under certain circumstances, IBM may terminate the agreement.

The Company anticipates the OEM agreement with IBM will benefit the Company in 1997 through increased sales revenue contribution from the mainframe online product line, due to increased market penetration. Additionally, the OEM arrangement is expected to allow the Company to redirect resources to other products and services outside the Company's traditional marketplace, including products targeted for the open-systems market. There can be

PAGE
no assurance that the Company will achieve the milestones provided for in the OEM agreement, that the Company will realize the anticipated benefits associated with the agreement, or that the Company will succeed in its efforts outside its traditional marketplace.

NETWORK PRODUCTS

Revenue from network products decreased 12% in 1996 as compared to 1995.
This decrease is due primarily to the continued decline in revenue from a number of older network products and the sale of a non-strategic network business in the third quarter of 1996 as the Company continued the implementation of restructuring actions aimed at increasing the focus on core network products for the information storage systems marketplace. The Company's 1995 restructuring activities resulted in the realization of cost savings associated with the manufacture of network products during 1996.

Revenue from network products decreased 16% in 1995 compared to 1994. This decrease reflects declines in older network products, coupled with slower than expected market acceptance of internetworking products which support communication between networks. Revenue and operating results associated with network products during 1995 were adversely affected by difficulties encountered with the integration of Network Systems Corporation (Network Systems), which was acquired in March 1995.

Future revenue and operating results from the Company's network products are significantly dependent upon increasing the market penetration for network connectivity and security products; successfully expanding the network product line; and establishing new distribution channels. There can be no assurance that new network products will be successfully and timely developed or gain market acceptance, or that the network product line will generate any significant profits in the future.

OTHER PRODUCTS

Revenue from other products decreased 33% in 1996 compared to 1995; representing less than 5% of total revenue. Revenue from other products decreased 56% in 1995 compared to 1994. These declines are primarily the result of the sale of the midrange lease assets during the second quarter of 1995 and the sale of substantially all of the midrange service business during the third quarter of 1995. No material gain or loss resulted from the sale of the midrange lease assets as the gain on the lease asset sale was largely offset by transaction and integration costs. A one-time gain of approximately $8.8 million was recognized in 1995 in connection with the sale of the midrange service business.

GROSS PROFIT
------------

Gross profit on sales increased to 39% in 1996, compared to 37% in 1995, principally as a result of cost savings achieved in connection with the Company's 1995 restructuring, increased manufacturing volumes, and lower purchase costs associated with components for online and Nearline products. Product sales margins in 1996 also benefited from reduced sales revenue contribution from lower margin midrange products as a result of the sale of this business.

Gross profit on product sales of 37% in 1995 was unchanged, compared to 1994. Gross profit improvements were obtained in 1995 from product cost improvements, principally from Iceberg,

PAGE
and cost savings associated with the increased manufacturing volumes during 1995 for online and Nearline products. Product sales margins also benefited from reduced sales revenue contribution from lower margin midrange products as a result of the sale of this business. The improvements in 1995 were offset by the continuation of price declines in the online marketplace, and a significant decrease in margin contribution from higher margin network products.

Gross profit on maintenance revenue increased to 47% in 1996, compared to 36% in 1995. This increase is primarily due to cost savings associated with the 1995 restructuring and reduced maintenance revenue contribution from lower-margin midrange services as a result of the sale of the midrange service business in 1995. Gross profit on maintenance revenue was unchanged at 36% in 1995, as compared to 1994.

The Company's ability to sustain or improve product sales margins during 1997 is significantly dependent upon the Company's continued success in reducing manufacturing costs in all of its product lines. The Company anticipates that sales margins for its mainframe online products will be pressured due to lower OEM pricing and scheduled price reductions over the term of the OEM agreement with IBM. While pricing pressures are expected to be partially offset by lower manufacturing costs resulting from increased volumes and operating expense savings, the Company must further reduce costs and expenses associated with manufacturing these products in order to achieve expected benefits. Product sales margins also may be adversely affected by inventory writedowns resulting from rapid technological changes and delays in gaining market acceptance for new products. Maintenance margins may be adversely affected in the future by increased price competition.

RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------

Research and product development expenditures decreased 6% in 1996 as compared to 1995. The decrease in expenditures during 1996 reflects IBM's agreement to finance the development of enhancements to mainframe online
products, effective July 1, 1996, pursuant to the OEM agreement.   Research
and product development expenditures decreased 9% in 1995 compared to 1994 as a result of the completion of several major product development programs in 1994 and the implementation of cost-control measures directed at achieving targeted expense ratios. The Company anticipates that its research and development investments in new products outside its traditional markets will increase in future periods.

PAGE

MARKETING, GENERAL, ADMINISTRATIVE AND OTHER
--------------------------------------------

Marketing, general, administrative and other income and expense (MG&A and Other) remained relatively unchanged and decreased 1% as a percent of revenue in 1996 compared to 1995, as cost savings associated with the 1995 restructuring were partially offset by increased marketing expense resulting from higher sales volumes. MG&A and Other increased 5% in 1995 compared to 1994 due primarily to increased marketing expenses resulting from higher sales volumes. MG&A and Other expense for 1995 includes a charge of $13.7 million associated with the 1995 restructuring activities and a gain of $8.8 million realized on the sale of the Company's midrange service business.

Gains and losses associated with foreign currency transactions and translation adjustments, net of associated hedging results, are included in MG&A and Other and aggregated a net loss of $0.5 million for 1996, compared to net losses of $4.3 million in 1995 and $1.2 million in 1994. See "INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES," below, for further discussion of the foreign exchange risks associated with the Company's international operations and the related foreign currency hedging activities.

INTEREST INCOME AND EXPENSE
---------------------------

Interest income decreased 37% in 1996, compared to 1995, primarily due to a reduction in the Company's net investment in sales-type lease balances. Interest expense decreased 24% in 1996, as compared to 1995, due primarily to a reduction in nonrecourse borrowings and other long-term debt. The decrease in interest expense was partially offset during the first six months of 1996 by incremental interest expense associated with the exchange of the Company's 7% Convertible Subordinated Debentures for its $3.50 Convertible Exchangeable Preferred Stock in the fourth quarter of 1995. As further discussed in Note 8 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, the 7% Convertible Subordinated Debentures were called for redemption in June 1996, and were either converted into shares of the Company's common stock or redeemed for cash on or before July 12, 1996.

Interest income decreased 8% in 1995, compared to 1994, principally due to a reduction in the Company's net investment in sales-type lease balance. Interest expense decreased 16% in 1995 compared to 1994, primarily due to a reduction of nonrecourse borrowings and other long-term debt in the second half of 1995.

INCOME TAXES
------------

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, management has determined that the Company will more likely than not realize $122.2 million of deferred income tax assets as of December 27, 1996. The Company's valuation allowance of approximately $100.5 million as of December 27, 1996, was established based upon the consideration of a variety of factors, including the Company's earnings history, the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, near-term expectations, and the highly competitive nature of the marketplace in which the Company competes.

PAGE

The Company's provision for income taxes relates primarily to U.S. state taxes and taxable earnings associated with its international operations in certain foreign countries. The Company's effective tax rate can be subject to significant fluctuations due to dynamics associated with the mix of its U.S. and international taxable earnings. See Note 9 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for information with respect to the current status of the Internal Revenue Service examinations.

EXTRAORDINARY GAIN
------------------

As more fully discussed in Note 2 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, in March 1996, StorageTek sold to Leasetec Corporation (Leasetec) substantially all of the Company's net investment in sales-type leases, installment receivables, and equipment held subject to operating leases. The sale was part of the Company's efforts to focus on core businesses and outsource non-core activities, including its capital intensive lease financing business. Leasetec assumed approximately $6.0 million of associated nonrecourse borrowings and the Company used a portion of the cash proceeds to retire its remaining nonrecourse borrowings and 9.53% Senior Secured Notes. The transactions resulted in an extraordinary gain of $9.5 million, net of applicable taxes of $8.2 million, in 1996.

RESTRUCTURING AND OTHER CHARGES
-------------------------------

Restructuring and other charges consist of the following (in thousands of dollars):

                                                     Year Ended
                                            ----------------------------
                                             December 29,   December 30,
                                                 1995           1994
                                            ----------------------------

Restructuring charges                        $167,175         $8,000
Litigation settlement                          30,680
Merger and consolidation charges               14,352
                                              -------          -----
                                             $212,207         $8,000
                                              =======          =====

See Note 15 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for a discussion of the $30.7 million charge associated with the settlement of litigation in 1995. See Note 4 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for a discussion of the $14.4 million charge associated with the merger with Network Systems in 1995. During the fourth quarter of 1994, Network Systems recorded a restructuring charge of $8.0 million in connection with an expense reduction plan.

PAGE

The following table summarizes the activity in the Company's restructuring reserves (in thousands of dollars):

                                         Employee         Asset             Lease            Other
                                        Severance      Writedowns         Abandonments  Exit Costs         Total
                                        --------------------------------------------------------------------------
Balances, December 31, 1993            $  6,239          $      0         $ 5,257          $ 3,796        $ 15,292

Restructuring charges                     3,000             2,200           2,300              500           8,000
Cash payments                            (6,203)                           (1,775)            (684)         (8,662)
Asset writedowns                                           (2,200)                                          (2,200)
                                        -------           -------          ------           ------         -------

Balances, December 30, 1994               3,036                 0           5,782            3,612          12,430

Restructuring charges                    49,265            91,609          16,660            9,641         167,175
Cash payments                            (9,613)                           (3,904)          (3,081)        (16,598)
Asset writedowns                                          (91,609)                                         (91,609)
                                        -------           -------          ------           ------         -------

Balances, December 29, 1995              42,688                 0          18,538           10,172          71,398

Cash payments                           (26,837)                           (2,907)          (9,414)        (39,158)
Reclassifications                           301                              (154)           1,222           1,369
                                        -------           -------          ------           ------         -------

Balances, December 27, 1996            $ 16,152          $      0         $15,477          $ 1,980        $ 33,609
                                        =======           =======          ======           ======         =======



RESTRUCTURINGS

As more fully discussed in Note 15 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, during the fourth quarter of 1995, the Company recorded a restructuring charge of $167.2 million related to the adoption by the Company of a formal action plan for restructuring its enterprise and network businesses. The restructuring was adopted in an effort to establish a more cost efficient business structure in response to competition. Elements of the Company's restructuring plan include focusing on core businesses, outsourcing non-strategic activities, rearchitecting its distribution processes and accelerating the integration of Network Systems.

Cash payments during 1996 are primarily the result of termination payments associated with the reduction in the number of employees by approximately 1,700 people. Reclassifications during consist principally of reclassifying a restructuring accrual as other exit costs of approximately $1.4 million, which was previously recorded as a direct write-off of a fixed asset. The reclassifications had no effect on the Company's reported results within the Consolidated Statement of Operations. While the majority of these remaining accruals are expected to result in future cash outflows, these outflows are not expected to have a material effect on the Company's liquidity.

The elimination of recurring costs associated with the restructuring was expected to yield expense reductions on an annual basis of approximately $125 million at the time of the restructuring. During 1996, the Company exceeded these expected expense reductions. The Company anticipates that substantially all restructuring activities will be completed in 1997. While the Company is evaluating various outsourcing and automation projects in order to gain

PAGE
further improvements in operating efficiencies, the Company does not anticipate that any material incremental costs have been or will be incurred as part of the restructuring which would offset the anticipated expense reductions.

The Company believes that its restructuring programs have eliminated certain non-essential functions and excess costs. Based on current short- and long-term forecasts, the Company believes that such cost reductions will benefit future operations. While the Company does not currently foresee any significant additional restructuring charges, the continuing success of the Company's ongoing restructuring activities is critical to achieving improved operating results in future periods. There can be no assurance that the anticipated expense reductions will be achieved, or that the Company's restructuring activities will otherwise be successful or sufficient to allow the Company to generate improved operating results in future periods. It is possible that changes in the Company's business or in its industry may necessitate future restructuring charges, which may be significant.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL

The Company's cash balances increased $123.9 million from December 29, 1995, to December 27, 1996. The increase in cash balances in 1996 primarily resulted from cash generated from operations of $464.7 million which was offset by net repayments of nonrecourse borrowings and other debt of $100.0 million, the repurchase of 4.5 million shares of common stock for a purchase price of approximately $195.5 million, investments in property plant and equipment of $68.9 million, and an increase of short-term investments of $29.2 million. Net cash from operating activities during 1996 includes cash received from the sale of lease assets and cash payments associated with the 1995 restructuring. In connection with the sale of lease assets, the Company used a portion of the cash proceeds to retire its remaining nonrecourse borrowings and its 9.53% Senior Secured Notes.

The Company's cash balances increased $36.4 million from December 30, 1994, to December 29, 1995. The increase in cash during 1995 primarily resulted from cash generated from operations of $306.0 million; offset by net repayments of debt of $201.9 million and investments in property, plant and equipment of $58.0 million. Net cash from operating activities during 1995 includes cash generated from the sale of midrange lease assets and the midrange service business, offset by a one-time payment associated with the settlement of shareholder litigation. The net repayment of debt for 1995 of $201.9 million was primarily due to the repayment of borrowings associated with the sale of midrange lease assets.

The current ratio increased to 2.4 as of December 27, 1996, from 1.8 as of December 29, 1995, principally due to an increase in cash of $123.9 million and accounts receivable of $157.7 million. Accounts receivable increased from $396.5 million as of December 29, 1995, to $554.2 million as of December 27, 1996, primarily due to the Company's OEM agreement with IBM and its exit from the leasing business during 1996. As a result of the arrangement with IBM, the Company has experienced an increase in concentration of credit risk associated with the Company's accounts receivable. The Company monitors this concentration and does not believe any significant credit risk exists as of December 27, 1996. Inventories increased from $214.6 million as of December 29, 1995, to $288.6 million as of December 27, 1996, due to the

PAGE
reclassification of inventory consigned for sale to customers (see Note 2 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

AVAILABLE FINANCING LINES

The Company has a $150 million secured credit agreement (the Revolver) which expires in May 1998. The interest rates available under the Revolver depend on the type of advance selected. The current primary advance rate is the agent bank's prime lending rate plus 0.125% (8.375% as of December 27, 1996). Under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. As of December 27, 1996, the Company had issued letters of credit for approximately $25.4 million and had approximately $124.6 million of available credit under the Revolver.

In December 1996, the Company entered into a financing agreement with a bank which provides for the issuance of promissory notes in the principal amount of up to $25 million at any one time. The agreement, which expires on January 15, 1998, provides for commitments by the bank to purchase promissory notes denominated in a variety of foreign currencies with the foreign currency exchange rate applicable to each note set at the time the Company commits to a future borrowing. The promissory notes, together with accrued interest, are payable in U.S. dollars within 90 to 110 days from the date of issuance and will bear interest at rates equal to the Eurodollar rate plus at least 0.50% (6.12% as of December 27, 1996). Under the terms of the agreement, the Company is required to comply with certain covenants which can, under certain circumstances, include the maintenance of compensating cash balances. As of December 27,1996, the Company had not committed to any future borrowings under this agreement.

In January 1996, the Company entered into a financing agreement with a bank which provides for the sale of certain U.S. and foreign based accounts receivable on a recourse basis. This agreement, which expires on January 31, 1998, allows for receivable sales of up to $40 million at any one time and the Company's obligations under the agreement are secured by a letter of credit for the amount of the receivables sold. The selling price of the receivables is partially determined based upon foreign currency exchange rates and any gains or losses on the sales are recognized within marketing, general, administrative and other income and expense, net, in the Consolidated Statement of Operations at the time the receivables are sold. During 1996, the Company sold approximately $202.3 million of receivables in connection with this agreement. As of December 27, 1996, the outstanding balance associated with receivables sold on a recourse basis, but not collected, was approximately $25.0 million and the Company had committed to future cumulative sales of approximately $378.7 million. Gains and losses associated with the receivable sales are not expected to have a material effect on the Company's reported financial results after taking into consideration other transactions associated with the Company's international operations. Based upon the Company's past credit and collection experience with respect to the receivables that it expects to sell, the Company believes that no material credit risk exists under the recourse provisions of the agreement.

The Company believes it has adequate working capital and financing capabilities to meet its anticipated operating and capital requirements for the next 12 months. Over the longer term, the Company intends to continue to commit substantial resources to research and development

PAGE
projects and may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company may seek to fund these activities or possible transactions through the issuance of additional equity or debt. The issuance of equity or convertible debt securities could result in dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, can be completed on terms acceptable to the Company.

TOTAL DEBT-TO-TOTAL CAPITALIZATION

The Company's total debt-to-total capitalization ratio decreased from 32% as of December 29, 1995, to 12% as of December 27, 1996. This decrease resulted from the conversion of 7% Convertible Subordinated Debentures in the principal amount of $171.1 million into 7.3 million shares of common stock, the increase in stockholders' equity resulting from net income earned by the Company during 1996 of $180.3, and the repayment of its nonrecourse borrowings and 9.53% Senior Secured Notes. This decrease was partially offset by a reduction in stockholders' equity resulting from the repurchase of 4.5 million shares of the Company's common stock. In December 1996, the Company called for redemption on January 13, 1997, all outstanding 8% Convertible Subordinated Debentures (8% Convertible Debentures). With the conversion of the 8% Convertible Debentures into 4.1 million shares of common stock on or before January 13, 1997, the Company is effectively free of debt.

INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES
-----------------------------------------------

During 1996, approximately 41% of the Company's revenue was generated by its international operations, and the Company expects that it will generate a significant portion of its revenue from international operations in the future. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe, principally Germany, France and the United Kingdom; Japan; Canada and Australia. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operations and financial results can be materially affected by changes in foreign currency exchange rates.

In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a hedging program which takes into account operating and financing activities to reduce exposures and utilizes foreign currency options and forward exchange contracts to further reduce exposures. The Company utilizes foreign currency options, generally with maturities of less than one year, to hedge a portion of its exposure to exchange-rate fluctuations in connection with anticipated revenue from its international operations. Gains and losses on the options are deferred and recognized as an adjustment to the associated revenue. The Company also utilizes forward exchange contracts, generally with maturities of less than two months, to hedge its exposure to exchange-rate fluctuations in connection with net monetary assets held in foreign currencies. The forward contracts are marked-to-market each month with any gains or losses recognized within MG&A and Other as an adjustment to the foreign exchange gains and losses on the translation of net monetary assets.

The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, in the past, the Company's business has been adversely affected by recessions in Europe. In addition, the Company is subject to

PAGE
the risks of conducting business outside the United States, including changes in, or impositions of, legislative or regulatory requirements, tariffs, quotas, difficulty in obtaining export licenses, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors outside the Company's control. There can be no assurances that one or more of the foregoing factors will not have a material adverse effect on the Company's business or financial results in the future.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------

NEW PRODUCTS AND TECHNOLOGICAL CHANGE

The Company's results of operations and competitive strength depend upon the successful and rapid development of new products and enhancements to existing products. The market for the Company's products is characterized by rapid technological advances and changes in customer demand, which necessitate frequent product introductions and enhancements. These factors can result in unpredictable product transitions and shortened product life cycles, and can render existing products obsolete or unmarketable. The Company must make significant investments in research and product development and successfully introduce competitive new products and enhancements on a timely basis. The success of new product introductions is dependent on a number of factors, including the rate at which a new product gains acceptance and the Company's ability to effectively manage product transitions. The development of new technology, products, and enhancements is complex and involves uncertainties, which increases the risk of delays in the introduction of new products and enhancements. From time to time the Company has encountered delays that have adversely affected the Company's financial results and competitive position in the market. There can be no assurances that the Company will not encounter development or production delays, or that despite intensive testing by the Company, flaws in design or production will not occur in the future. Design flaws could result in the Company experiencing a rate of failure in its products that delays the shipment or sale of its products, triggers substantial repair or replacement costs, damages the Company's reputation and causes material adverse effect upon the Company's financial results.

The Company has historically generated a significant portion of its revenue and operating profits from the sale and maintenance of products for the mainframe marketplace. The Company is focusing resources on expanding into new marketplaces including: investing in research and development of new products for the open-systems marketplace; developing network-attached storage solutions; establishing a professional services consulting group to capitalize on the Company's expertise in information storage management; and expanding the Company's distribution channels. There can be no assurances that the Company will be successful in expanding into new markets.

DEPENDENCE ON IBM

Many of the Company's products are designed to be compatible with certain IBM operating systems, and many of its products function like IBM equipment due to the significance of the IBM computer operating environments. Future revenue from products and maintenance is therefore dependent on the marketplace's continued widespread acceptance of, and IBM's continued support of, these products.

PAGE

In June 1996, the Company entered into a worldwide non-exclusive OEM agreement with IBM under which StorageTek develops and manufactures mainframe online storage products for IBM. IBM serves as StorageTek's primary worldwide distribution channel for this technology. This OEM arrangement represents a significant change from the Company's past business model. The Company's success in its mainframe online storage business is now significantly dependent upon achieving certain milestones contained in the OEM agreement and IBM's continuous support for and success in marketing these products to end-user customers. Because of lower OEM pricing and scheduled price reductions over the term of the agreement, the Company must reduce costs and expenses associated with manufacturing these products in order to achieve the expected benefits under the agreement. In addition, subject to required lead times and minimum purchase commitment terms, the OEM business model arrangement may cause the Company to incur additional costs associated with unanticipated increases or decreases in manufacturing volumes. The agreement includes termination provisions. The Company may elect to terminate the agreement if IBM fails to meets its minimum volume commitments and would be entitled to receive certain amounts from IBM. IBM may elect to terminate the agreement for convenience, or on the occurrence of certain other conditions, in each case making payment to the Company. IBM may also elect to terminate the agreement on the occurrence of certain instances of change in control of the Company or for cause.

On July 30, 1996, the Company received Civil Investigative Demands (CID) from the U.S. Department of Justice Antitrust Division concerning the OEM agreement with IBM for mainframe online storage subsystems. The Company received two additional CIDs in October 1996 and one additional CID in February 1997. The CIDs requested production of documents and testimony in connection with a review of the agreement for compliance with the Sherman Act. While the Company believes that the agreement is in compliance with antitrust laws, it is unable to predict the outcome of the investigation. In the event of an unfavorable outcome, the Company could be required to pay penalties, modify the agreement or terminate the agreement.

COMPETITION

The market for the Company's products is intensely competitive and subject to continuous, rapid technological change, frequent product performance improvements and price reductions. In the mainframe marketplace, competition comes from companies that have substantially greater resources, including IBM, Fujitsu Ltd., and Hitachi, Ltd., as well as several similarly sized companies, including Amdahl Corp. and EMC Corp. As it moves into the open-systems marketplace, the Company will face competition both from its traditional rivals and new sources. In the network connectivity and security product marketplace, the competition includes a number of large companies with significant market presence and resources, including IBM, Hewlett-Packard Company, Computer Network Technologies Corp. as well as a number of other companies. The Company expects that the markets for its products will continue to change as customer buying patterns migrate to the open-systems and network environments, and as a result of focusing on emerging products and technologies. The Company's ability to compete will depend to a considerable extent on its ability to continuously develop and introduce new products and enhancements to existing products and expand its distribution
channels.   The Company's competitiveness could also be affected by
cooperative alliances between the Company's competitors or other relationships between its competitors, who may emerge and rapidly acquire market share. These alliances and acquisitions may result in companies with increased market presence or proprietary technology in the Company's markets, as well as other companies being

PAGE
at various times, collaborators, competitors and customers in different markets. Increased competition may result in price reductions, reduced margins and declining market share, which may have a material adverse effect on the Company's business and financial results.

INTELLECTUAL PROPERTY

The Company's intellectual property rights are material assets and key to its business and competitive strength. StorageTek protects its intellectual property rights through a combination of patents, trademarks, copyrights, confidentiality procedures, trade secret laws and licensing arrangements.
The Company's policy is to apply for patents, or other appropriate proprietary or statutory protection, when it develops new or improved technology that is important to its business. Such protection, however, may not preclude competitors from developing products similar to the Company's products. In addition, competitors may attempt to restrict the Company's ability to compete by advancing various intellectual property legal theories which could, if enforced by the courts, restrict the Company's ability to develop and manufacture interoperable products. Also, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. The Company also relies on certain technology that is licensed from others. The Company is unable to predict whether its license arrangements can be renewed on terms acceptable to the Company. The failure to successfully protect its intellectual property rights or obtain licenses from others as needed could have a material adverse effect on the Company's business and financial results. In 1996, the Company entered into an OEM agreement with IBM under which certain research and development activities will be funded by IBM; any technology that is developed will be owned by IBM, and subject to licensing rights by the Company.

The high technology industry is characterized by vigorous pursuit and protection of intellectual property rights or positions, which in some instances has resulted in significant litigation that is often protracted and expensive. From time to time, StorageTek has commenced actions against other companies to protect or enforce its intellectual property rights. Similarly, from time to time, StorageTek has been notified that it may be infringing certain patent or other intellectual property rights of others. Licenses or royalty agreements are generally offered in such situations. Litigation by or against the Company may result in significant expense and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in any determination unfavorable to the Company. In the event of an adverse result, the Company could be required to pay substantial damages; cease the manufacture, use and sale of infringing products; expend significant resources to develop non-infringing technology; or discontinue the use of certain processes if it is unable to enter into royalty arrangements. There can be no assurances that litigation will not be commenced in the future regarding patents, copyrights, trademarks or trade secrets or that any license, royalty or other rights can be obtained on acceptable terms, or at all. StorageTek is currently engaged in certain proceedings relating to its intellectual property and alleged patent infringements. See Note 13 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information with respect to the Company's legal proceedings.

INFORMATION SYSTEMS

The Company is currently in the process of replacing certain transaction systems, including the order management, distribution, and finance systems. While the Company expects that the new integrated system will increase operational efficiencies and support future growth, future operating

PAGE
results and financial condition could be adversely affected by functional or performance difficulties with the new system during the transition period.

MANUFACTURING RISKS; DEPENDENCE ON SUPPLIERS

The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and components. The Company manufactures key components for its products and purchases certain important components and products. Some of these components and products are purchased from single suppliers that the Company believes are currently the only manufacturers of the particular components that meet the Company's qualification requirements and other specifications or for which alternative sources of supply are not readily available. In particular, a key component of the Company's tape drive heads is supplied by Sumitomo Corporation on a sole source basis. Certain of the Company's suppliers have experienced occasional technical, financial or other problems in the past that have delayed deliveries, but without significant effect on the Company. An unanticipated failure of any sole source supplier to meet the Company's requirements for an extended period, or an interruption of the Company's ability to secure comparable components, could have a material adverse effect on its revenue and results of operations. In the event a sole source supplier was unable or unwilling to continue to supply components, the Company would have to identify and qualify other acceptable suppliers. This process could take an extended period, and no assurance can be given that any additional source would become available or would be able to satisfy the Company's production requirements on a timely basis.

EARNINGS FLUCTUATIONS

The Company's reported earnings have fluctuated significantly in the past and may continue to fluctuate significantly in the future from quarter to quarter due to a variety of factors, including, among others, the effects of (i) customers' historical tendencies to make purchase decisions near the end of the calendar year, (ii) the timing of the announcement and availability of products and product enhancements by the Company and its competitors, (iii) fluctuating foreign currency exchange rates, (iv) changes in the mix of products sold, (v) variations in customer acceptance periods for the Company's products, and (vi) global economic conditions.

VOLATILITY OF STOCK PRICE

The trading price of the Company's common stock has fluctuated and in the future may fluctuate substantially in response to anticipated or reported operating results, industry conditions, new product or product development announcements by the Company or its competitors, announced acquisitions and joint ventures by the Company or its competitors, broad market trends unrelated to the Company's performance, general market and economic conditions, international currency fluctuations and other events or factors. Further, the volatility of the stock markets in recent years has caused wide fluctuations in trading prices of stocks of high technology companies independent of their individual operating results. In the future, the Company's reported operating results may be below the expectations of stock market analysts and investors, and in such events, there could be an immediate and significant adverse effect on the trading price of the Company's common stock.

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

As described in the Company's current report on Form 8-K dated as of April 3, 1995, and amended by Forms 8-K/A dated April 7, 1995, and April 12, 1995, at a meeting of the Company's Audit Committee held on March 16, 1995, the Committee determined to engage the accounting firm of Price Waterhouse LLP (Price Waterhouse) as independent accountants for all subsidiaries of the Company for 1995, subject to approval of shareholders. The shareholders ratified the appointment on May 24, 1995, at the Annual Meeting of Shareholders. As a result, the Company's subsidiary, Network Systems, disengaged the accounting firm of Ernst & Young LLP (Ernst & Young) and retained the accounting firm of Price Waterhouse, who had been auditing the Company and all subsidiaries except Network Systems. Price Waterhouse has expressed reliance upon Ernst & Young's report in their report on the consolidated financial statements of the Company for the year ended December 30, 1994. Ernst & Young's report on the financial statements for 1994 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty or audit scope. Additionally, there were no report modifications for accounting principles in the year ended December 30, 1994.

PAGE

                                  PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information concerning the Company's directors required by this Item is incorporated by reference from the information set forth under the caption "Election of Directors" in the Company's definitive Proxy Statement concerning the Annual Meeting of Stockholders to be held May 22, 1997 (the "Proxy Statement"). Also, the information concerning executive officers required by this Item is set forth under the caption "Executive Officers of the Registrant," in Part I of this Form 10-K and is incorporated herein by reference.

The information required by this Item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the caption "Compensation of Executive Officers -- Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information under the captions "Compensation of Executive Officers" and "Standard Arrangements for Compensation of Directors" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

The information required by this Item is incorporated by reference to the information under the caption "Voting Securities of the Company -- Security Ownership" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information under the captions "Standard Arrangements for Compensation of Directors" and "Compensation of Executive Officers" in the Proxy Statement.

PAGE

                                   PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K

  (a)  The following documents are filed as a part of this report:


1.  Financial Statements:                                             PAGE
    --------------------

    Consolidated Balance Sheet at December 27, 1996,
       and December 29, 1995                                           F-1

    Consolidated Statement of Operations for the
       Years Ended December 27, 1996, December 29, 1995
       and December 30, 1994                                           F-2

    Consolidated Statement of Cash Flows for the
       Years Ended December 27, 1996, December 29, 1995
       and December 30, 1994                                           F-3

    Consolidated Statement of Changes in Stockholders'
       Equity for the Years Ended December 27, 1996,
       December 29, 1995, and December 30, 1994                        F-4

    Notes to Consolidated Financial Statements                         F-5

    Report of Independent Accountants for Storage
       Technology Corporation                                         F-27

    Report of Independent Accountants for
       Network Systems Corporation                                    F-28

2.  Financial Statement Schedules:
    -----------------------------

    Schedule II - Valuation and Qualifying Accounts and Reserves      F-29

All other schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

PAGE

3.  Exhibits:
    --------

  The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated by reference into this Annual Report on Form 10-K:

  2.1 Restated Agreement and Plan of Merger by and among the Registrant, StorageTek Eagle Corporation and Network Systems Corporation dated as of August 8, 1994, as amended as of August 25, 1994 and September 9, 1994, and Restated on November 15, 1994 (filed November 16, 1994, as Exhibit 2.1 to the Company's Registration Statement on Form S-4, File No. 33-55343, and incorporated herein by reference).

  2.2 Amendment to Restated Agreement and Plan of Merger among Storage Technology Corporation, StorageTek Eagle Corporation and Network Systems Corporation dated as of February 8, 1995 (filed as an Exhibit to the Company's Current Report on Form 8-K dated February 8, 1995, and incorporated herein by reference).

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

  3.2 Certificate of Amendment dated May 22, 1989 to the Restated Certificate of Incorporation dated July 28, 1987 (filed as Exhibit (c)(1) to the Company's Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference).

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

PAGE

  4.1 Specimen Certificate of Common Stock, $0.10 par value of Registrant (filed as Exhibit (c)(2) as to the Company's Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference).

  4.2 Indenture dated as of May 31, 1990, between Storage Technology Corporation and Manufacturers Hanover Trust Company of California, Trustee, relating to the Company's 8% Convertible Subordinated Debentures due May 31, 2015 (filed as Exhibit 4.6 to the Company's Registration Statement on Form S-3 filed
             May 11, 1990, File No. 33-34876, and incorporated herein by reference).

  4.3 Registration Statement of the Registrant on Form 8-A dated August 13, 1981 (filed as Exhibit 4.7 to the Company's Registration Statement on Form S-3 filed January 29, 1993, File No. 33-57678, and incorporated herein by reference).

  4.4 Rights Agreement dated as of August 20, 1990, between Storage Technology Corporation and First Fidelity Bank, N.A., New Jersey, Rights Agent, (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 20, 1990, and incorporated herein by reference).

  4.5 Certificate of Designations of Series B Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 8, 1990, and incorporated herein by reference).

  10.1 (1) 1987 Employee Stock Purchase Plan, as amended (filed as part of the Company's Registration Statement on Form S-8 filed September 8, 1994, File No. 33-42818, and incorporated herein by reference).

  10.2 (1) 1987 Equity Participation Plan (filed as part of the Company's Registration Statement on Form S-8, filed December 28, 1987, File No. 33-19426, and incorporated herein by reference).

  10.3 (1)   Amendment to the 1987 Equity Participation Plan (filed as
             Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1990, File No. 1-7534, and incorporated herein by reference).

  10.4 (1) 1995 Equity Participation Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, for the quarter ended June 30, 1995, filed on August 11, 1995, and incorporated herein by reference).

-------------------
(1) Contract or compensatory plan or arrangement in which directors and/or officers participate.

PAGE

  10.5 (1) Storage Technology Corporation MBO Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1994, filed on August 12, 1994, and incorporated herein by reference).

  10.6 (1) Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (filed as an Exhibit to the Company's Registration Statement on Form S-8, filed September 18, 1991, File No. 33-42817, and incorporated herein by reference).

  10.7 (1) Employment Agreement between the Company and Ryal Poppa dated December 13, 1989, as amended on March 8, 1995 and July 27, 1995, (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, and as
             Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, respectively, and incorporated herein by reference).

  10.8 (1) Employment Agreement between the Company and L. Thomas Gooch, dated February 17, 1995 (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K, for the fiscal year ended December 30, 1994, and incorporated herein by reference).

  10.9 (1) Amendment to Employment Agreement between the Company and L. Thomas Gooch, dated December 1, 1995 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995, and incorporated herein by reference).

  10.10 (1)  Employment Agreement between the Company and W. Russell Wayman, dated February 17, 1995 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1994, and incorporated herein by reference).

  10.11 (1)  Employment Agreement between the Company and John V. Williams, dated February 17, 1995 (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1994, and incorporated herein by reference).

  10.12 Multicurrency Credit Agreement dated as of March 31, 1993, among the Registrant, Storage Technology De Puerto Rico, Inc., XL/Datacomp, Inc. and StorageTek Financial Services Corporation as Borrowers and Bank of America National Trust and Savings Association as Agent, Swing Line Bank and Issuing Bank, and the other banks and financial institutions parties thereto (filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the

-------------------
(1) Contract or compensatory plan or arrangement in which directors and/or officers participate.

PAGE
             quarter ended March 26, 1993, and incorporated herein by reference).

  10.13 Amended and Restated Multicurrency Credit Agreement dated as of September 28, 1994 (filed as Exhibit 10.0 to the Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1994, filed on November 14, 1994, and incorporated herein by reference).

  10.14 First Amendment and Waiver dated as of April 20, 1995, to Amended and Restated Multicurrency Credit Agreement dated as of September 28, 1994 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed on August 11, 1995, and incorporated herein by reference).

  10.15 Second Amendment and Waiver dated as of June 27, 1995, to Amended and Restated Multicurrency Credit Agreement (filed as
             Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed on August 11, 1995, and incorporated herein by reference).

  10.16 Third Amendment and Waiver dated September 28, 1995, to Amended and Restated Multicurrency Credit Agreement dated as of September 28, 1994 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
             September 29, 1995, filed on November 13, 1995, and incorporated herein by reference).

  10.17 Fourth Amendment dated as of December 22, 1995, to Amended and Restated Multicurrency Credit Agreement dated as of
             September 28, 1994 (filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995, and incorporated herein by reference).

  10.18 Multicurrency Receivables Transfer Agreement dated as of January 29, 1996 (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995, and incorporated herein by reference).

  10.19 Second Amended and Restated Credit Agreement dated as of March 28, 1996, among the registrant, Storage Technology de Puerto Rico, Inc., Bank of America National Trust and Savings Association and the other financial institutional parties there (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 1996, filed on May 10, 1996, and incorporated herein by reference).

PAGE

  10.20 (1)  Tenth Amendment and Restatement of Storage Technology
             Corporation 1987 Employee Stock Purchase Plan (filed as Exhibit
             10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference).

  10.21 (1)  Storage Technology Corporation Amended and Restated Stock
             Option Plan for Non-Employee Directors (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference).

  10.22 (1)  Employment Agreement between the Company and David E. Weiss, dated June 24, 1996 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference).

  10.23 (1)  Employment Agreement between the Company and David E. Lacey, dated June 24, 1996 (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference).

  10.24 OEM Agreement between the Company and International Business Machines Corporation ("IBM"), dated June 7, 1996 (filed as
             Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended June 28, 1996, filed on October 30, 1996, and incorporated herein by reference). The OEM Agreement contains certain confidential information which has been omitted pursuant to an order of the Securities and Exchange Commission granted to the Company under Rule 24b-2 of the Securities Exchange Act of 1934.

  10.25 Amendment dated July 26, 1996, to Multicurrency Receivables Transfer Agreement dated January 29, 1996 (filed as Exhibit
             10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996, filed on November 8, 1996, and incorporated herein by reference).

  10.26 Amendment dated August 26, 1996, to Multicurrency Receivables Transfer Agreement dated January 29, 1996 (filed as Exhibit
             10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996, filed on November 8, 1996, and incorporated herein by reference).

-------------------
(1) Contract or compensatory plan or arrangement in which directors and/or officers participate.

PAGE

  10.27 (1)  Storage Technology Corporation 1995 Equity Participation Plan,
             as amended September 1996 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996, filed on November 8, 1996, and incorporated herein by reference).

  10.28 (2)  Amendment dated December 12, 1996 to Multicurrency Receivables
             Transfer Agreement dated January 29, 1996.

  10.29 (2)  Contingent Multicurrency Note Purchase Commitment Agreement
             dated as of December 12, 1996, between the Company and Bank of America National Trust and Savings Association.

  11.0 (2)   Computation of Earnings (Loss) per Common Share.

  21.0 (2)   Subsidiaries of Registrant.

  23.1 (2)   Consent of Price Waterhouse LLP.

  23.2 (2)   Consent of Ernst & Young LLP.

  24.0 (2)   Power of Attorney (See Page 42).

  27.0 (2)   Financial Data Schedule.



(b)  Reports on Form 8-K.
     --------------------

     On December 13, 1996, the Company filed a Current Report on Form 8-K dated December 11, 1996, concerning the redemption, on January 13, 1997, of all of the Company's outstanding 8% Convertible Subordinated Debentures due May 31, 2015.

(c)  Exhibits.
     --------

     The Exhibits listed in Item 14(a)(3) hereof are filed as part of this Annual Report on Form 10-K.

(d)  Financial Statement Schedules.
     -----------------------------

     See Item 14(a)(3) above.

-------------------
(1) Contract or compensatory plan or arrangement in which directors and/or officers participate.
(2)  Indicates exhibits filed within this Annual Report on Form 10-K.

PAGE

                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 7, 1997      STORAGE TECHNOLOGY CORPORATION




                             By: /s/  David E. Weiss
                                 --------------------------------
                                  David E. Weiss
                                  Chairman of the Board,
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)

                              POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David E. Weiss, David E. Lacey and W. Russell Wayman, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        SIGNATURE             TITLE                                DATE
        ---------            -------                              ------

/s/ David E. Weiss       Chairman of the Board              March 7, 1997
-------------------      (Director), President and Chief
David E. Weiss           Executive Officer (Principal
                         Executive Officer)


/s/ David E. Lacey       Executive Vice President and       March 7, 1997
-------------------      Chief Financial Officer
David E. Lacey           (Principal Financial Officer
                         and Principal Accounting
                         Officer)

PAGE

        SIGNATURE                 TITLE                    DATE
        ---------                -------                  ------

/s/ Judith E.N. Albino           Director              March 7, 1997
------------------------
Judith E.N. Albino


/s/ William L. Armstrong         Director              March 7, 1997
------------------------
 William L. Armstrong


/s/ Robert A. Burgin             Director              March 7, 1997
------------------------
Robert A. Burgin


/s/ Paul Friedman                Director              March 7, 1997
------------------------
Paul Friedman


/s/ William R. Hoover            Director              March 7, 1997
------------------------
William R. Hoover


/s/ Stephen J. Keane             Director              March 7, 1997
------------------------
Stephen J. Keane


/s/ Robert E. LaBlanc            Director              March 7, 1997
------------------------
Robert E. LaBlanc


/s/ Robert E. Lee                Director              March 7, 1997
------------------------
Robert E. Lee


/s/ Harrison Shull               Director              March 7, 1997
------------------------
Harrison Shull


/s/ Richard C. Steadman          Director              March 7, 1997
------------------------
Richard C. Steadman

PAGE

                                          STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEET
                                                     (In Thousands of Dollars)

                                                                                      December 27,      December 29,
                                                                                         1996               1995
                                                                                    --------------------------------
ASSETS
Current assets:
 Cash, including cash equivalents of $315,795 in 1996 and
    $190,451 in 1995                                                                  $  388,401        $  264,502
 Short-term investments                                                                   29,176
 Accounts receivable, net of allowance for doubtful accounts
    of $12,907 in 1996 and $14,665 in 1995                                               554,159           396,499
 Notes and installment receivables                                                                          10,766
 Net investment in sales-type leases (Note 2)                                                               88,668
 Inventories (Note 5)                                                                    288,615           214,553
                                                                                       ---------        ----------
    Total current assets                                                               1,260,351           974,988
Notes and installment receivables                                                                           10,113
Net investment in sales-type leases (Note 2)                                                               150,751
Equipment held for sale or lease, at cost net of accumulated
   depreciation of $117,377 in 1995 (Note 2)                                                               139,629
Spare parts for maintenance, at cost net of accumulated
   amortization of $53,872 in 1996 and $87,980 in 1995                                    29,625            29,468
Property, plant and equipment, at cost net of accumulated
   depreciation (Note 6)                                                                 327,534           333,021
Deferred income tax assets, net of valuation allowance (Note 9)                          122,190            74,902
Other assets                                                                             144,576           175,757
                                                                                       ---------        ----------
                                                                                      $1,884,276        $1,888,629
                                                                                       =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current liabilities:
 Nonrecourse borrowings secured by lease commitments (Note 8)                                           $   19,415
 Current portion of other long-term debt (Note 8)                                     $    4,451            65,844
 Accounts payable                                                                         82,949            93,129
 Accrued liabilities (Note 7)                                                            369,309           361,286
 Income taxes payable (Note 9)                                                            79,471             9,963
                                                                                       ---------         ---------
    Total current liabilities                                                            536,180           549,637
Nonrecourse borrowings secured by lease commitments (Note 8)                                                20,980
Other long-term debt (Note 8)                                                            150,806           342,983
Deferred income tax liabilities (Note 9)                                                  16,307            12,196
                                                                                       ---------         ---------
     Total liabilities                                                                   703,293           925,796
                                                                                       ---------         ---------
Commitments and contingencies (Notes 8 and 13)

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 150,000,000 shares authorized;
 58,175,120 shares issued in 1996, and 53,352,087 shares
 issued in 1995                                                                            5,818             5,335
Capital in excess of par value                                                         1,444,939         1,414,551
Accumulated deficit                                                                     (265,434)         (445,761)
Treasury stock of 62,514 shares in 1996 and 43,773
 shares in 1995                                                                             (790)             (777)
Unearned compensation                                                                     (3,550)           (6,427)
Notes receivable from stockholders                                                                          (4,088)
                                                                                       ---------         ---------
     Total stockholders' equity                                                        1,180,983           962,833
                                                                                       ---------         ---------
                                                                                      $1,884,276        $1,888,629
                                                                                       =========         =========


                       The accompanying notes are an integral part of the consolidated financial statements.

                                                                F-1
PAGE

                                          STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENT OF OPERATIONS
                                              (In Thousands, Except Per Share Amounts)

                                                                                Year Ended
                                                             -------------------------------------------------------
                                                                     December 27,     December 29,      December 30,
                                                                         1996              1995           1994
                                                               -----------------------------------------------------
Sales revenue                                                        $1,478,685       $1,345,260        $1,289,271
Maintenance revenue                                                     560,865          584,225           582,079
                                                                      ---------        ---------         ---------
    Total revenue                                                     2,039,550        1,929,485         1,871,350
                                                                      ---------        ---------         ---------

Cost of sales revenue                                                   897,548          841,583           812,228
Cost of maintenance revenue                                             295,229          376,039           374,714
                                                                      ---------        ---------         ---------
    Total cost of revenue                                             1,192,777        1,217,622         1,186,942
                                                                      ---------        ---------         ---------

    Gross profit                                                        846,773          711,863           684,408
Research and product development costs                                  176,422          187,275           206,083
Marketing, general, administrative and other income
and expense, net                                                        444,870          445,889           425,490
Restructuring and other charges (Note 15)                                                212,207             8,000
                                                                      ---------        ---------         ---------

    Operating profit (loss)                                             225,481         (133,508)           44,835
Interest income                                                          27,333           43,325            46,935
Interest expense                                                        (26,122)         (34,347)          (40,832)
                                                                      ---------        ---------         ---------

    Income (loss) before income taxes and
       extraordinary item                                               226,692         (124,530)           50,938
Provision for income taxes (Note 9)                                     (55,900)         (17,800)          (18,900)
                                                                      ---------        ---------         ---------

    Income (loss) before extraordinary item                             170,792         (142,330)           32,038
Extraordinary gain on sale of lease assets net of
   income taxes of $8,200 (Note 2)                                        9,535
                                                                      ---------        ---------         ---------

    Net income (loss)                                                   180,327         (142,330)           32,038

Preferred dividend requirement (Note 10)                                                 (11,544)          (12,075)
                                                                      ---------        ---------         ---------

    Income (loss) applicable to common shares                        $  180,327       $ (153,874)       $   19,963
                                                                      =========        =========         =========

EARNINGS (LOSS) PER COMMON SHARE
Primary:
   Income (loss) before extraordinary item                           $     3.00       $    (2.91)       $     0.38
   Extraordinary gain, net                                                  .17
                                                                      ---------        ---------         ---------

                                                                     $     3.17       $    (2.91)       $     0.38
                                                                      =========        =========         =========

   Weighted average common shares and equivalents                        56,943           52,798            52,410
                                                                      =========        =========         =========

Fully Diluted:
   Income before extraordinary item                                  $     2.84
   Extraordinary gain, net                                                  .14
                                                                      ---------
                                                                     $     2.98
                                                                      =========


                       The accompanying notes are an integral part of the consolidated financial statements.

                                                                F-2
PAGE

                                          STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENT OF CASH FLOWS
                                                     (In Thousands of Dollars)

                                                                                        Year Ended
                                                                          -------------------------------------------------
                                                                             December 27,    December 29,      December 30,
                                                                                   1996        1995             1994
                                                                         -------------------------------------------------
OPERATING ACTIVITIES
Cash received from customers                                               $ 2,158,927      $ 2,036,789       $ 1,820,260
Cash paid to suppliers and employees                                        (1,662,990)      (1,715,669)       (1,760,344)
Interest received                                                               26,448           53,362            55,484
Interest paid                                                                  (21,866)         (30,401)          (38,480)
Income taxes paid, net                                                         (35,819)         (38,056)           (1,675)
                                                                            ----------       ----------        ----------
    Net cash from operating activities                                         464,700          306,025            75,245
                                                                            ----------       ----------        ----------
INVESTING ACTIVITIES
Purchase of property, plant and equipment                                      (68,946)         (58,003)         (120,057)
Short-term investments, net                                                    (29,176)           5,508            18,804
Business acquisitions, net of cash acquired                                                     (11,165)          (11,161)
Other assets, net                                                               10,059           (8,842)          (37,246)
                                                                            ----------       ----------        ----------
    Net cash used in investing activities                                      (88,063)         (72,502)         (149,660)
                                                                            ----------       ----------        ----------
FINANCING ACTIVITIES
Proceeds from nonrecourse borrowings                                                              2,593           167,237
Repayments of nonrecourse borrowings                                           (33,533)        (150,818)         (147,632)
Proceeds from other debt                                                         1,104              847            17,839
Repayments of other debt                                                       (67,607)         (54,536)          (46,977)
Repurchases of common stock                                                   (195,498)                              (442)
Proceeds from employee stock plans and warrants                                 39,154           12,443            24,394
Preferred stock dividend payments                                                               (12,075)          (12,075)
                                                                            ----------       ----------        ----------
    Net cash from (used in) financing activities                              (256,380)        (201,546)            2,344
                                                                            ----------       ----------        ----------
    Effect of exchange rate changes on cash                                      3,642            4,444            19,179
                                                                            ----------       ----------        ----------
Increase (decrease) in cash and cash equivalents                               123,899           36,421           (52,892)
    Cash and cash equivalents - beginning of the year                          264,502          228,081           280,973
                                                                            ----------       ----------        ----------
Cash and cash equivalents - end of the year                                $   388,401      $   264,502       $   228,081
                                                                            ==========       ==========        ==========
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
    FROM OPERATING ACTIVITIES
Net income (loss)                                                          $   180,327      $  (142,330)      $    32,038
Depreciation and amortization expense                                          174,763          208,991           203,372
Translation (gain) loss                                                          4,193           (2,910)          (10,424)
Restructuring and other charges (Note 15)                                                        91,609             2,200
Other non-cash adjustments to income                                            16,208           40,975            10,191
Increase in accounts receivable                                               (143,103)         (41,351)          (92,165)
Decrease in notes receivable and sales-type leases                             246,297          149,158            49,232
(Increase) decrease in inventories                                              11,886           36,615           (44,210)
Increase in equipment held for sale or lease, net                              (24,080)         (59,773)          (93,263)
Increase in spare parts, net                                                    (9,316)          (7,243)          (32,143)
(Increase) decrease in net deferred income tax asset                           (42,689)         (22,750)            7,914
Increase (decrease) in accounts payable                                         (9,360)         (31,699)           22,872
Increase (decrease) in accrued liabilities                                     (11,396)          85,102            10,320
Increase in income taxes payable                                                70,970            1,631             9,311
                                                                            ----------       ----------        ----------
    Net cash from operating activities                                     $   464,700      $   306,025       $    75,245
                                                                            ==========       ==========        ==========


                       The accompanying notes are an integral part of the consolidated financial statements.

                                                                F-3
PAGE

                                          STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                     (In Thousands of Dollars)

                                                                                                                        Notes
                                                             Capital in                                              Receivable
                                       Preferred   Common   Excess of Par   Accumulated   Treasury     Unearned         From
                                         Stock      Stock      Value          Deficit       Stock    Compensation   Stockholders
--------------------------------------------------------------------------------------------------------------------------------
Balances, December 31, 1993              $ 35      $5,088     $1,529,352     $(311,319)     $(735)    $(6,544)

Shares issued under stock purchase
 plan, and for exercises of options
 (1,684,570 shares)                                   168         32,037                      (33)
Shares purchased and retired (11,574
 shares)                                               (1)          (441)
Cash dividends paid on preferred
 stock ($3.50 per share)                                                       (12,075)
Notes receivable from stockholders
 for the purchase of shares (Note 11)                                                                                 $(4,291)
Net income                                                                      32,038
Other                                                  (3)         1,620                       (5)        394
                                          ---       -----      ---------      --------       ----      ------          ------

Balances, December 30, 1994                35       5,252      1,562,568      (291,356)      (773)     (6,150)         (4,291)

Preferred stock exchanged and
 retired (3,450,000 shares) (Note 10)     (35)                  (165,194)
Shares issued under stock purchase
 plan, and for exercises of options
 (743,432 shares)                                      74         14,620
Cash dividends paid on preferred
 stock ($3.50 per share)                                                       (12,075)
Net loss                                                                      (142,330)
Other                                                   9          2,557                       (4)       (277)            203
                                          ---       -----      ---------      --------       ----      ------          ------

Balances, December 29, 1995                 0       5,335      1,414,551      (445,761)      (777)     (6,427)         (4,088)

7% Convertible Subordinated
 Debentures exchanged for stock
 (7,282,536 shares) (Note 8)                          728        168,273
8% Convertible Subordinated
 Debentures exchanged for stock
 (566,410 shares) (Note 8)                             57         19,628
Shares issued under stock purchase
 plan, and for exercises of options
 (1,472,312 shares)                                   147         37,555
Repurchase of common stock
 (4,500,000 shares)                                  (450)      (195,048)
Net income                                                                     180,327
Other                                                   1            (20)                     (13)      2,877           4,088
                                          ---       -----      ---------      --------       ----      ------          ------

Balances, December 27, 1996              $  0      $5,818     $1,444,939     $(265,434)     $(790)    $(3,550)        $     0
                                          ===       =====      =========      ========       ====      ======          ======


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

NATURE OF OPERATIONS

StorageTek designs, manufactures, markets and maintains information storage systems and network products. StorageTek sells its products to end-user customers, original equipment manufacturers (OEMs), and value-added resellers of computer systems. The principal markets for the Company's products and services are located in the United States and Europe.

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the periods. Significant estimates have been made by management in several areas including the realizability of the Company's deferred tax assets, the possible outcome of outstanding litigation, and future obligations associated with the Company's 1995 restructuring. Actual results could differ from these estimates making it reasonably possible that a change in these estimates could occur in the near term. See Notes 9, 13 and 15, respectively, for additional information with respect to these estimates.

REVENUE RECOGNITION

Revenue from end-user equipment sales, and associated software licenses, is recognized at the time of acceptance by the customer, generally after installation at a customer site. Revenue from certain customer-installable products, as well as revenue from OEMs and value-added resellers, is generally recognized at the time of shipment. Costs associated with post-installation warranty obligations are estimated and accrued at the time of revenue recognition.

StorageTek customers generally contract with the Company for equipment maintenance and software support, which includes normal maintenance and repair or replacement of product components. Maintenance revenue is recognized as earned and the costs associated with these activities are expensed as incurred.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have remaining maturities of three months or less at the time of acquisition. The carrying value of the Company's cash equivalents approximates fair value. Investments that do not qualify as cash equivalents are classified as short-term investments. Short-term

                                     F-5
PAGE
investments are principally comprised of commercial paper and are recorded at cost plus accrued interest, which approximates fair value.

CAPITALIZED SOFTWARE COSTS

The Company capitalized costs of $510,000 in 1996, $25,463,000 in 1995, and $30,607,000 in 1994 associated with acquiring and developing software products to be marketed to customers. Other assets as shown on the Consolidated Balance Sheet include unamortized software costs of $33,988,000 as of December 27, 1996, and $54,034,000 as of December 29, 1995. Amortization expense is calculated based on the greater of straight-line amortization over estimated useful lives, generally three to four years, or the percentage of actual revenue versus total anticipated revenue. Amortization expense and write-offs associated with capitalized software costs were $20,556,000 in 1996, $26,627,000 in 1995, and $15,671,000 in 1994.
The Company evaluates the realizability of the carrying value of the capitalized software based upon estimates of the associated future revenue.

DEPRECIATION AND AMORTIZATION

Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the related assets. Other assets as shown on the Consolidated Balance Sheet include unamortized goodwill of $32,226,000 as of December 27, 1996, and $52,298,000 as of
December 29, 1995. Amortization of goodwill is calculated on a straight-line basis over a period not exceeding 10 years. The Company evaluates the realizability of the carrying value of goodwill based upon estimated future cash flows calculated on an undiscounted basis.

TRANSLATION OF FOREIGN CURRENCIES

The functional currency for StorageTek's foreign subsidiaries is the U.S. dollar, reflecting the significant volume of intercompany transactions and associated cash flows which result from the fact that the majority of the Company's products sold worldwide are manufactured in the United States. Accordingly, monetary assets and liabilities are translated at year-end exchange rates while non-monetary items are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates in effect during the year, except for cost of sales and depreciation, which are translated at historical exchange rates. See Note 14 for information with respect to the Company's accounting policies for financial instruments utilized in its foreign currency hedging program.

STOCK-BASED COMPENSATION PLANS

Stock-based compensation plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees", rather than applying the fair value method prescribed in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share is computed using the treasury stock method based upon the weighted average number of common shares and dilutive common stock equivalent shares outstanding during the year. The Company's convertible debentures (see Note 8) are not common stock equivalents and, therefore, have been excluded from the computation of primary

                                     F-6
PAGE
earnings (loss) per common share. Fully diluted earnings per common share for the year ended December 27, 1996, reflects the assumed conversion of the convertible debentures outstanding during the period. These convertible debentures were not outstanding or not dilutive for all other periods presented.

RECENTLY ISSUED ACCOUNTING STANDARD

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125, which is effective for transactions occurring after December 31, 1996, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on a consistent application of a financial-components approach that focuses on control. The adoption of SFAS No. 125 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

NOTE 2 - SALE OF MIDRANGE BUSINESS AND LEASE ASSETS

In June 1995, the Company completed the sale of substantially all of its net investment in sales-type leases associated with its midrange business.
During the second quarter of 1995, the Company also announced plans to fully integrate StorageTek Distributed Systems Division, Inc., the Company's wholly owned midrange subsidiary, into StorageTek. The gain associated with the lease asset sale was largely offset by transaction and integration costs. In September 1995, the Company completed the sale of substantially all of its midrange service business. A gain of approximately $8,800,000 was recognized in connection with this transaction and has been included within marketing, general, administrative and other income and expense on the Consolidated Statement of Operations.

In March 1996, StorageTek sold all of the issued and outstanding stock of its wholly owned lease financing subsidiary, StorageTek Financial Services Corporation (SFSC), as well as the lease assets of certain of the Company's foreign subsidiaries to Leasetec Corp. (Leasetec). These transactions resulted in the sale of substantially all of the Company's net investment in sales-type leases, installment receivables, and equipment held subject to operating leases. Leasetec assumed approximately $6,000,000 of associated nonrecourse borrowings, and the Company used a portion of the cash proceeds to retire its remaining nonrecourse borrowings and 9.53% Senior Secured Notes. The transactions resulted in an extraordinary gain of $9,535,000, net of applicable taxes of $8,200,000, in the first quarter of 1996.

Prior to the sale of the lease assets, the Company offered lease financing to its customers to support the acquisition of StorageTek products. Lease financings were made under both sales-type leases and, to a lesser extent, operating leases. These leases typically provided for a lease term of up to five years and the retention of title to the equipment by StorageTek. The majority of StorageTek's lease financings were made within the United States. Because of the sale of lease assets to Leasetec during 1996, all remaining equipment held for sale to customers is classified as inventory on the Consolidated Balance Sheet as of December 27, 1996.

                                     F-7
PAGE

The components of net investment in sales-type leases as of December 29, 1995, were as follows (in thousands of dollars):

      Total minimum lease and maintenance payments          $324,678
      Less:  Executory costs (maintenance payments)          (61,860)
                                                             -------
      Net minimum lease payments                             262,818
      Estimated unguaranteed residual values                   5,070
      Less:  Unearned interest income                        (28,469)
                                                             -------
                                                             239,419
      Less:  Current portion                                 (88,668)
                                                             -------
                                                            $150,751
                                                             =======

Equipment held for sale or lease to customers as of December 29, 1995, consisted of the following (in thousands of dollars):

      Equipment shipped awaiting revenue
        recognition                                         $ 88,337
      Equipment off-rent                                      40,143
      Equipment on-rent                                       11,149
                                                             -------
                                                            $139,629
                                                             =======

NOTE 3 - IBM OEM AGREEMENT

On June 7, 1996, StorageTek entered into a worldwide non-exclusive OEM agreement with International Business Machines Corporation (IBM) under which the Company develops and manufactures mainframe online storage products for IBM. IBM serves as StorageTek's primary worldwide distribution channel for this technology, and StorageTek does not anticipate that it will continue to sell this technology directly to end-user customers during the term of the agreement. The agreement, which expires in 1999, contains certain minimum purchase commitments on behalf of IBM. The agreement also contains product quality, availability, supply, delivery, and development milestones. The Company's failure to achieve these milestones may result in reduced purchase commitments, the imposition of penalties and, under certain circumstances, IBM may terminate the agreement. StorageTek is required to perform, and IBM will fund, certain research and development activities associated with the development of enhancements to these products. The technology which is developed will be owned by IBM, and subject to licensing rights by StorageTek.

NOTE 4 - NETWORK SYSTEMS MERGER

In March 1995, the Company issued approximately 8,000,000 shares of StorageTek common stock in exchange for all of the outstanding common stock of Network Systems Corporation (Network Systems). The Company also reserved approximately 500,000 shares for issuance in connection with Network Systems' outstanding employee stock purchase and option plans. The transaction was accounted for as a pooling of interests and, accordingly, the consolidated financial statements for 1995 and 1994 include the operations of Network Systems, adjusted to conform with StorageTek's accounting policies and presentation. Merger and consolidation expenses in the amount of $14,352,000, included within restructuring and other charges on the Consolidated Statements of Operations (see Note 15), were recognized in 1995 and consist

                                     F-8
PAGE
principally of change in control payments, financial advisor fees, legal fees, and accounting fees.

NOTE 5 - INVENTORIES

Inventories include material, labor and factory overhead and are accounted for at the lower of cost (first-in, first-out method) or market. The Company evaluates the need for reserves associated with obsolete, slow-moving, and nonsalable inventory by reviewing net realizable values on a quarterly basis. Equipment shipped awaiting revenue recognition as of December 29, 1995 was included within equipment held for sale or lease to customers on the Consolidated Balance Sheet (see Note 2). The components of inventories are as follows (in thousands of dollars):

                                          December 27,      December 29,
                                              1996              1995
                                         -------------------------------

   Raw materials                             $ 76,152          $ 75,673
   Work-in-process                             78,834            92,487
   Finished goods                              43,279            46,393
   Equipment shipped awaiting
     revenue recognition                       90,350
                                              -------           -------
                                             $288,615          $214,553
                                              =======           =======

 NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands of dollars):

                                          December 27,      December 29,
                                              1996              1995
                                         -------------------------------

   Machinery and equipment                  $ 640,932         $ 667,425
   Buildings and building improvements        169,327           174,742
   Land and land improvements                  18,863            18,701
                                             --------          --------
                                              829,122           860,868
   Less:  Accumulated depreciation           (501,588)         (527,847)
                                             --------          --------
                                            $ 327,534         $ 333,021
                                             ========          ========

Machinery and equipment includes capitalized leases of $34,940,000 as of December 27, 1996, and $51,039,000 as of December 29, 1995. Accumulated depreciation includes accumulated amortization on such capitalized leases of $12,228,000 as of December 27, 1996, and $24,653,000 as of December 29, 1995.

                                     F-9
PAGE

NOTE 7 - ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands of dollars):

                                          December 27,      December 29,
                                              1996              1995
                                         -------------------------------

   Restructuring costs (see Note 15)         $ 33,609          $ 71,398
   Deferred revenue                            66,813            44,549
   Other                                      268,887           245,339
                                              -------           -------
                                             $369,309          $361,286
                                              =======           =======

Other accrued liabilities consists of items which are individually immaterial.

NOTE 8 - DEBT, BANKING ARRANGEMENTS AND LEASE OBLIGATIONS

Long-term debt, including capitalized lease obligations consists of the following (in thousands of dollars):

                                          December 27,      December 29,
                                              1996              1995
                                         -------------------------------

   8% Convertible Subordinated
     Debentures due 2015                     $125,677          $145,645
   7% Convertible Subordinated
     Debentures due 2008                                        171,205
   9.53% Senior Secured Notes due 1996                           55,000
   Capitalized lease obligations               27,420            32,659
   Other                                        2,160             4,318
                                              -------           -------
                                              155,257           408,827
   Less:  Current portion                      (4,451)          (65,844)
                                              -------           -------
                                             $150,806          $342,983
                                              =======           =======

8% CONVERTIBLE DEBENTURES

In December 1996, the Company called for redemption on January 13, 1997, all outstanding 8% Convertible Subordinated Debentures due 2015 (8% Convertible Debentures). As of December 27, 1996, 8% Convertible Debentures in the principal amount of $19,968,000 had been converted at a price of $35.25 per share into 566,410 shares of common stock. Debentures in the principal amount of $145,201,000 were converted into 4,118,906 shares of the Company's common stock on or before January 13, 1997. The remaining 8% Convertible Debentures were redeemed for cash on January 13, 1997.

7% CONVERTIBLE DEBENTURES

In June 1996, the Company called for redemption on July 12, 1996, all outstanding 7% Convertible Subordinated Debentures due 2008 (7% Convertible Debentures). Debentures in the principal amount of $171,140,000 were converted at a price of $23.50 per share into 7,282,536 shares of the Company's common stock on or before July 12, 1996. The remaining 7% Convertible Debentures were redeemed for cash on July 12, 1996.

                                     F-10
PAGE

9.53% SENIOR SECURED NOTES

As further discussed in Note 2, in March 1996 the Company used a portion of the cash proceeds from the sale of lease assets to retire its 9.53% Senior Secured Notes due August 31, 1996, in the principal amount of $55,000,000.

FINANCING ARRANGEMENTS

The Company has a $150,000,000 secured credit agreement (the Revolver) which expires in May 1998. The interest rates available under the Revolver depend on the type of advance selected. The current primary advance rate is the agent bank's prime lending rate plus 0.125% (8.375% as of December 27, 1996). Under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. As of December 27, 1996, the Company had issued letters of credit for approximately $25,413,000 and had approximately $124,587,000 of available credit under the Revolver.

In December 1996, the Company entered into a financing agreement with a bank which provides for the issuance of promissory notes in the principal amount of up to $25,000,000 at any one time. The agreement, which expires on January 15, 1998, provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies with the foreign currency exchange rate applicable to each note set at the time the Company commits to a future borrowing. The promissory notes, together with accrued interest, are payable in U.S. dollars within 90 to 110 days from the date of issuance and will bear interest at rates equal to the Eurodollar rate plus at least 0.50% (6.12% as of December 27, 1996). Under the terms of the agreement, the Company is required to comply with certain covenants which can, under certain circumstances, include the maintenance of compensating cash balances. As of December 27, 1996, the Company had not committed to any future borrowings.

In January 1996, the Company entered into a financing agreement with a bank which provides for the sale of certain U.S. and foreign based accounts receivable on a recourse basis. This agreement, which expires on January 31, 1998, allows for receivable sales of up to $40,000,000 at any one time, and the Company's obligations under the agreement are secured by a letter of credit for the amount of the receivables sold. The selling price of the receivables is partially determined based upon foreign currency exchange rates, and any gains or losses on the sales are recognized within marketing, general, administrative and other income and expense, net, in the Consolidated Statement of Operations at the time the receivables are sold. During 1996, the Company sold approximately $202,300,000 of receivables in connection with this agreement. As of December 27, 1996, the outstanding balance associated with receivables sold on a recourse basis, but not collected, was approximately $25,000,000, and the Company had committed to future cumulative sales of approximately $378,700,000. Gains and losses associated with the receivable sales are not expected to have a material effect on the Company's reported financial results after taking into consideration other transactions associated with the Company's international operations.

                                     F-11
PAGE

SCHEDULED DEBT MATURITIES

Scheduled maturities of debt as of December 27, 1996, are as follows (in thousands of dollars):

                                                    Capitalized       Other          Total Debt
                                                       Leases          Debt          Commitments
                                                   ---------------------------------------------
     1997                                            $  6,215        $  1,007          $  7,222
     1998                                               5,540             766             6,306
     1999                                               3,650             116             3,766
     2000                                               2,702             124             2,826
     2001                                               2,380             147             2,527
     Thereafter                                        21,282         125,677           146,959
                                                      -------         -------           -------
                                                       41,769        $127,837          $169,606
                                                      =======         =======           =======

     Less:  Amount representing interest              (14,349)
                                                      -------

     Present value of capitalized lease
        obligations (including $3,444
        classified as current)                       $ 27,420
                                                      =======

OPERATING LEASE OBLIGATIONS

StorageTek has various operating leases in effect for certain buildings, sales offices, and machinery and equipment. Rent expense was $41,144,000 in 1996; $50,643,000 in 1995; and $50,095,000 in 1994. Future minimum rental commitments required under all noncancellable operating leases with terms of one year or more as of December 27, 1996, were as follows: $37,437,000 in 1997; $29,647,000 in 1998; $21,509,000 in 1999; $15,562,000 in 2000;
$9,804,000 in 2001; and $21,879,000 thereafter.

NOTE 9 - INCOME TAXES

Income (loss) before income taxes and extraordinary item consists of the following (in thousands of dollars):

                                             Year Ended
                            --------------------------------------------
                             December 27,   December 29,   December 30,
                                  1996           1995           1994
                            --------------------------------------------

   United States               $220,495      $ (98,450)      $ 69,949
   International                  6,197        (26,080)       (19,011)
                                -------       --------        -------
                               $226,692      $(124,530)      $ 50,938
                                =======       ========        =======

                                     F-12
PAGE

The provision for income taxes attributable to the amounts shown above consists of the following (in thousands of dollars):

                                           Year Ended
                            --------------------------------------------
                             December 27,   December 29,   December 30,
                                  1996           1995           1994
                            --------------------------------------------

   Current tax provision:
   U.S. federal                $ 44,400       $ 11,900       $  3,300
   International                 38,800         14,200         11,600
   State                         15,100         11,900          3,100
                                -------        -------        -------
                                 98,300         38,000         18,000
                                -------        -------        -------

   Deferred tax provision
     (benefit):
   U.S. federal                 (31,300)       (12,100)         2,300
   International                (11,200)        (7,300)          (100)
   State                            100           (800)        (1,300)
                                -------        -------        -------
                                (42,400)       (20,200)           900
                                -------        -------        -------
                               $ 55,900       $ 17,800       $ 18,900
                                =======        =======        =======

The provision for income taxes attributable to income (loss) before income taxes and extraordinary item includes benefits of $53,900,000 in 1996; $4,098,000 in 1995; and $34,325,000 in 1994 from the utilization of net operating loss carryforwards. The provision for income taxes also includes a net expense of $1,815,000 in 1996; and net benefits of $8,558,000 in 1995, and $7,236,000 in 1994, as a result of the Company's Grant of Industrial Tax Exemption issued by the Commonwealth of Puerto Rico (the Tax Grant). On a per common share basis, the Tax Grant resulted in a net expense of $0.03 in 1996; and net benefits of $0.16 in 1995, and $0.14 in 1994. The benefits from the Tax Grant include reduced tax rates and, through 1995, included the ability to utilize U.S. net operating losses to further reduce Puerto Rico tax liabilities. To the extent U.S. net operating losses used to reduce Puerto Rico taxable income are subsequently used to also reduce U.S. taxable income, the Puerto Rico benefit from the utilization of these operating losses must be repaid to Puerto Rico. As of December 27, 1996, no cumulative benefit has been realized with respect to this provision of the Tax Grant due to repayments made to Puerto Rico as a result of the utilization of U.S. net operating losses to reduce U.S. taxable income. The Tax Grant provision allowing reduced tax rates expires in 2007.

The deferred income tax balances on the Consolidated Balance Sheet consist of the following (in thousands of dollars):

                                          December 27,      December 29,
                                              1996              1995
                                         -------------------------------

   Deferred income tax assets, net
      of valuation allowance                 $122,190          $ 74,902
   Deferred income tax liabilities            (16,307)          (12,196)
                                              -------           -------
   Net deferred income tax asset             $105,883          $ 62,706
                                              =======           =======

                                     F-13
PAGE

The Company's net deferred income tax asset consists of the following (in thousands of dollars):

                                          December 27,      December 29,
                                              1996              1995
                                         -------------------------------
   Gross deferred income tax assets:
       Net operating loss carryforwards     $  15,482        $   57,617
       Capitalized rental equipment                              86,886
       Tax credit carryforwards                37,205            86,231
       Restructuring accruals                   9,939            36,226
       Other accrued liabilities
         and reserves                          56,265            63,410
       Capitalized inventory costs             47,103             9,383
       Deferred intercompany profit            12,172            18,099
       Other                                   45,424            32,895
                                             --------          --------
                                              223,590           390,747
   Less: Valuation allowance                 (100,523)         (189,483)
                                             --------          --------
                                              123,067           201,264
                                             --------          --------
   Gross deferred income tax liabilities:
       Deferred income from sales-type
         leases                                                 (80,518)
       Depreciation                           (11,148)          (34,609)
       Other                                   (6,036)          (23,431)
                                             --------          --------
                                              (17,184)         (138,558)
                                             --------          --------

   Net deferred income tax asset            $ 105,883        $   62,706
                                             ========          ========

The net change in the valuation allowance for deferred income tax assets was a decrease of $88,960,000 in 1996 and an increase of $32,705,000 in 1995.
The valuation allowance relates primarily to net deductible temporary differences, tax credit carryforwards, and net operating loss carryforwards. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, "Accounting for Income Taxes," including the Company's earnings history, the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, near-term earnings expectations, and the highly competitive nature of the marketplace in which the Company competes. Approximately $62,000,000 of the Company's deferred deductions relate to tax deductions associated with stock option plans and, accordingly, the related benefit will be credited to stockholders' equity when realized. StorageTek is also subject to alternative minimum tax and had approximately $28,000,000 of alternative minimum tax credit carryforwards available as of December 27, 1996. Although realization is not assured, management believes it is more likely than not that all of the net deferred income tax asset will be realized.

StorageTek has not provided for income taxes on the cumulative undistributed earnings of its foreign subsidiaries to the extent they are considered to be reinvested indefinitely (approximately $31,900,000 as of December 27, 1996). The amount of the unrecognized deferred tax liability for these unremitted earnings was $10,600,000 as of December 27, 1996.

                                     F-14
PAGE

The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes and extraordinary item for the following reasons (in thousands of dollars):

                                                                          Year Ended
                                                       ----------------------------------------------------
                                                       December 27,       December 29,         December 30,
                                                           1996              1995                 1994
                                                       ----------------------------------------------------
  U.S. federal income tax at statutory rate              $ 79,342         $(43,586)            $ 17,828

  Increase (decrease) in income taxes
    resulting from:
  Unrecognized net operating losses,
    future deductions and credits                         (72,755)          39,209              (22,254)
  Foreign tax rate and exchange rate
    differentials                                          29,325            9,989               14,605
  Nondeductible items                                       4,644           13,362                7,567
  State income taxes, net of federal benefits              13,545            2,467                6,158
  Effect of Puerto Rico operations                          5,190           (4,075)              (3,634)
  Other, net                                               (3,391)             434               (1,370)
                                                          -------          -------              -------

  Income tax expense attributable to
    income (loss) before extraordinary item              $ 55,900         $ 17,800             $ 18,900
                                                          =======          =======              =======

The Internal Revenue Service is currently auditing the Company's federal income tax returns for 1991 through 1994. In addition, the Internal Revenue Service is currently auditing Network Systems' federal income tax returns for 1992 and 1993.

NOTE 10 - EXCHANGE OF PREFERRED STOCK

In December 1995, the Company exercised its right to exchange 7% Convertible Subordinated Debentures due 2008 for all of its 3,450,000 outstanding shares of $3.50 Convertible Exchangeable Preferred Stock, $.01 par value. In conjunction with the exchange, the Company issued 7% Convertible Debentures in the aggregate principal amount of $171,205,000. As further discussed in
Note 8, the Company redeemed all outstanding 7% Convertible Debentures on July 12, 1996.

NOTE 11 - EMPLOYEE BENEFIT PLANS, OPTIONS AND WARRANTS

EMPLOYEE STOCK PURCHASE PLAN

Under the Company's 1987 Employee Stock Purchase Plan (Purchase Plan), as amended, employees may be offered the option to collectively purchase a maximum of 300,000 shares of StorageTek's common stock, plus any remaining shares from earlier offering periods, in consecutive six-month offering periods. As of December 27, 1996, the Company had an aggregate of 960,709 common shares reserved for issuance under the Purchase Plan. Eligible employees may contribute up to 10% of their pay toward purchase of StorageTek common stock at a price equal to 85% of the lower of the market price on the first or the last day of each offering period. Proceeds received from the issuance of shares are credited to stockholders' equity in the fiscal year the shares are issued. Under the purchase plan, the Company issued 558,750, 622,810 and 503,179 shares of StorageTek common stock in 1996, 1995 and 1994,

                                     F-15
PAGE
respectively. The weighted average fair value of options granted under the Purchase Plan are estimated as $9.35 per share during 1996 and $5.55 per share during 1995, using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%; volatility of 37.60% in 1996 and 37.84% in 1995; risk-free interest rate of 5.68% in 1996 and 5.84% in 1995; and an expected life of 0.5 years.

STOCK OPTION AND RESTRICTED STOCK PLANS

As of December 27, 1996, the Company had an aggregate of 3,393,872 common shares reserved for issuance under its equity plans (Equity Plans). These plans provide for the issuance of common shares pursuant to stock option exercises, restricted stock awards and other equity based awards. There were 985,496 shares available for grant under the Equity Plans as of December 27, 1996.

Stock options have been granted under the Equity Plans at the fair market value of the common stock on the date of grant and generally vest over a period of between three and six years. Options granted under the Equity Plans must be exercised no later than 10 years from the date of grant.

Restricted stock awards of the Company's common stock are made pursuant to its Equity Plans at a purchase price per share equal to par value. Unearned compensation, which is determined as the difference between par value and market value of the Company's common stock on the date of the award, is charged to stockholders' equity and amortized to expense over the vesting period of the stock. No restricted stock shares were awarded during 1996. A total of 70,237 shares of restricted stock with a weighted average grant-date fair value of $25.92 per share using the Black-Scholes option pricing model were awarded during 1995. Total compensation expense recognized in the Consolidated Statement of Operations for restricted stock awards was $2,057,378 and $538,570 during 1996 and 1995, respectively. A total of 225,810 shares of restricted stock were outstanding as of December 27, 1996.

The Company also has a Nonemployee Director Stock Option Plan (Director Plan) under which the Company grants stock options to nonemployee directors for the purchase of an aggregate maximum of 530,000 shares of common stock. Stock options are granted at the fair market value of the common stock on the date of grant. There were 75,000 shares available for grant under the Director Plan as of December 27, 1996.

                                     F-16
PAGE

The following summarizes information with respect to options granted under the Company's Equity and Director Plans:

                                                         Weighted Average
                                                         Exercise Price of
                                Number of Shares        Shares Under Plan
                               -----------------------------------------

  Outstanding, December 30, 1994    2,912,019                  $29.36
     Granted                        1,665,591                   25.84
     Exercised                       (162,363)                  20.53
     Forfeited or expired          (1,004,204)                  33.73
                                   ----------

  Outstanding, December 29, 1995    3,411,043                   26.77
     Granted                          618,725                   41.62
     Exercised                       (913,562)                  26.00
     Forfeited or expired            (325,378)                  31.16
                                   ----------                   -----

  Outstanding, December 27, 1996    2,790,828                  $29.81
                                   ==========                   =====

The following table summarizes information concerning outstanding and exercisable options as of December 27, 1996:

                       Options Outstanding                Options Exercisable
              ---------------------------------------   ----------------------
                              Weighted
                               Average       Weighted                 Weighted
  Range of                    Remaining      Average                  Average
  Exercise      Number       Contractual     Exercise     Number      Exercise
   Price      Outstanding   Life in Years     Price     Exercisable    Price
------------------------------------------------------------------------------
$  0 - $20      216,475        3.94          $16.16       216,475      $16.16
  20 -  30    1,835,011        7.85           26.80       869,496       26.22
  30 -  45      409,764        8.22           35.31       113,564       37.62
  45 -  76      329,578        9.82           48.69         9,103       55.66
              ---------                                 ---------
              2,790,828                                 1,208,638
              =========                                 =========

NOTES RECEIVABLE FROM STOCKHOLDERS

In connection with the Network Systems merger (see Note 4), the Company assumed Network Systems' notes receivable from stockholders. These notes related to loans made by Network Systems to certain of its officers prior to the merger to fund the exercise price of employee stock options pursuant to a restricted stock purchase program and were secured by the shares purchased and any other collateral required to maintain 100% collateralization at the time of each loan. All notes receivables from stockholders had been collected as of December 27, 1996.

WARRANTS

In connection with a merger in 1993, the Company assumed obligations with respect to warrants for the purchase of 324,000 shares of common stock at a price of $30.86 per share. All of these warrants expired unexercised on December 16, 1996.

                                     F-17
PAGE

EMPLOYEE PROFIT SHARING AND THRIFT PLAN

StorageTek has a Profit Sharing and Thrift Plan whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. Effective January 1, 1996, the plan provides for a matching contribution by the Company equal to 50% of the participant's contribution for each pay period, up to a maximum of 3% of the participant's compensation for the pay period. The Company's matching contribution for 1996 was $7,463,000. Company contributions in excess of the matching contribution are contingent upon realization of profits by the Company which, at the sole discretion of the Board of Directors, are adequate to justify a corporate contribution. The Board authorized additional contributions of $5,550,000 and $3,000,000 in 1996 and 1995, respectively.
No contributions from StorageTek were authorized for 1994.

SFAS NO. 123

The Company applies the intrinsic value method set forth in APB No. 25 in accounting for its stock-based compensation plans. Net income and earnings per share as reported and as calculated pursuant to SFAS No. 123 to reflect the fair value method of accounting for stock-based compensation plans (SFAS
123) were as follows (in thousands, except per share amounts):

                                                            Year Ended
                                                    -------------------------
                                                    December 27, December 29,
                                                        1996         1995
                                                    -------------------------

      Net Income:                   As Reported       $180,327    $(142,330)
                                    SFAS 123           169,703     (147,036)

      Primary Earnings
        Per Share:                  As Reported       $   3.17    $   (2.91)
                                    SFAS 123              3.01        (3.00)

      Fully Diluted Earnings
        Per Share:                  As Reported       $  2.98
                                    SFAS 123             2.85

The weighted average fair value of options are estimated as $21.91 per option granted during 1996 and $13.29 per option granted during 1995, using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%; volatility of 52.00% in 1996 and 60.60% in 1995; risk-free interest rate of 6.28% in 1996 and 5.91% in 1995; and an expected life of 5.4 years in 1996 and 4.2 years in 1995. Compensation cost for the options granted is computed reflecting the actual forfeitures of options with the respective years.

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

                                     F-18
PAGE

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

NOTE 13 - LITIGATION

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties. The suit sought injunctive relief and damages in the amount of $2,400,000,000. On December 28, 1995, the court dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals. In April 1996, the trial court stayed discovery on the Company's counterclaim for breach of the covenant not to sue pending resolution of the appeal. Oral argument on the appeal is scheduled for March 1997.

On February 15, 1994, the Company filed suit in Boulder County, Colorado, District Court against Array Technology Corporation (Array) and Tandem Computers Incorporated (Tandem). The suit asked that the court order Array and Tandem to either support certain disk drives purchased from them or provide the Company with technical data necessary for StorageTek to provide such customer support. In March 1994, Array and Tandem filed their answer and also filed counterclaims against the Company alleging breach of contract and claiming damages. On June 10, 1994, the court ordered Array and Tandem to continue to provide support for these products and to maintain, in an independent escrow account, the materials necessary to enable the Company to support the products in the event Array and Tandem failed to provide such services. On May 30, 1995, the Company filed an amended complaint seeking damages. The case is in the discovery phase. A trial date has been set for October 1997.

On June 29, 1995, Odetics, Inc. filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company and two of its customers alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble

                                     F-19
PAGE
damages in an unspecified amount, and an award of attorneys fees and costs.
A trial commenced on January 22, 1996, and on February 1, 1996, a jury found that the Company's products did not infringe the 151 Patent. A notice of appeal to the U.S. Court of Appeals for the Federal Circuit was filed by Odetics, Inc. on March 8, 1996. Oral arguments were held in January 1997. A decision is expected in the second or third quarter of 1997.

On December 8, 1995, Odetics, Inc. filed a second patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company. The complaint alleges that the "cartridge access port" in certain of the Company's tape library products infringe the 151 Patent. The complaint seeks injunctive relief, treble damages in an unspecified amount, and an award of attorneys fees and costs. This case has been stayed pending the outcome of the appeal to the U.S. Court of Appeals for the Federal Circuit with respect to the case filed by Odetics, Inc. in June 1995.

On July 30, 1996, the Company received Civil Investigative Demands (CID) from the U.S. Department of Justice Antitrust Division concerning the OEM agreement with IBM for mainframe online storage subsystems. The Company received two additional CIDs in October 1996 and one additional CID in February 1997. The CIDs requested production of documents and testimony in connection with a review of the agreement for compliance with the Sherman Act.

In addition, the Company is involved in various other less significant legal proceedings. The Company believes it has adequate legal defenses with respect to each of the actions cited above and intends to vigorously defend against these actions. However, it is reasonably possible that these actions could result in outcomes unfavorable to the Company. While the Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material effect on the Company's financial position or reported results of operations in a particular quarter. An adverse decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company's inability to ship products or components found to have violated third-party patent rights.

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

The Company periodically utilizes purchased foreign currency options, generally with maturities of less than one year, to hedge its exposure to exchange-rate fluctuations in connection with anticipated revenue from its international operations. The Company utilizes hedge accounting for its foreign currency options with gains and losses associated with the options recognized at the same time as the underlying anticipated transactions. The Company held no foreign

                                     F-20
PAGE
currency options as of December 27, 1996. Purchased foreign currency options with a face value of approximately $168,997,000 were held as of December 29, 1995. Deferred realized and unrealized losses associated with the foreign currency options held as of December 29, 1995, which aggregated approximately $2,498,000, were recognized as an adjustment to the associated revenue in 1996 in the Consolidated Statement of Operations.

The Company also utilizes forward exchange contracts, generally with maturities of less than two months, to hedge its exposure to exchange-rate fluctuations in connection with monetary assets and liabilities held in foreign currencies. The carrying amounts of these forward foreign exchange contracts equal their fair value as the contracts are adjusted at each balance sheet date for changes in exchange rates. Realized and unrealized gains and losses on the forward contracts are recognized currently within marketing, general, administrative and other income and expense, net, on the Consolidated Statement of Operations as adjustments to the foreign exchange gains and losses on the translation of net monetary assets. The Company held forward foreign exchange contracts with a face value of approximately $87,513,000 as of December 27, 1996, and $114,644,000 as of December 29,
1995.

The forward exchange contracts and foreign currency options do not subject the Company to risk due to exchange rate movements, as gains and losses on the contracts offset gains and losses on the transactions being hedged. The foreign currency hedging instruments utilized by StorageTek are generally traded over the counter. The Company does not believe there is significant credit risk associated with these contracts, as the counterparties consist of major international financial institutions, and the Company monitors the amount of the contracts it enters into with any one party. There was no credit exposure with respect to the Company's foreign currency forward contracts as of December 27, 1996, as the fair value of these contracts was approximately zero.

Losses associated with foreign currency translation adjustments and foreign currency transactions, net of associated hedging results, aggregated $447,000 in 1996, $4,303,000 in 1995, and $1,178,000 in 1994.

CONCENTRATIONS OF CREDIT RISK

Other financial instruments which potentially subject the Company to concentrations of credit risk consist principally of temporary cash investments, trade receivables, and outstanding letters of credit under the Company's Revolver. The Company has a cash investment policy which restricts investments to ensure preservation of principal and maintenance of liquidity. The majority of the Company's trade receivable balances are not required to be collateralized and are therefore unsecured. As of December 27, 1996, approximately 19% of the Company's outstanding accounts receivable balance was due from IBM. The Company monitors this concentration and does not believe any significant credit risk exists at December 27, 1996. The concentration of credit risk with respect to the remaining trade receivables is limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different industries and geographic areas. As further discussed in Note 8, the Company's outstanding letters of credit of approximately $25,413,000 relate principally to the sale of certain U.S. and foreign based accounts receivable on a recourse basis. Based upon the Company's past credit and collection experience with respect to the receivables that it expects to sell, the Company believes that no material credit risk exists under the recourse provisions of the agreement.

                                     F-21
PAGE

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying and estimated fair values of the Company's 8% Convertible Subordinated Debentures were $125,677,000 and $165,894,000, respectively.
The fair value of the 8% Convertible Subordinated Debentures was based upon the closing sales prices on the New York Stock Exchange as of December 27, 1996. The carrying amounts of the Company's accounts receivable, accounts payable and accrued liabilities are either equal to or approximate their fair values. The Company's foreign currency forward contracts, which are an off-balance-sheet financial instrument, were entered into on December 27, 1996, and accordingly, had a carrying value and fair value approximating zero.

NOTE 15 - RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges consist of the following (in thousands of dollars):

                                                      Year Ended
                                            ----------------------------
                                             December 29,   December 30,
                                                 1995           1994
                                            ----------------------------

      Restructuring charges                   $167,175         $8,000
      Litigation settlement                     30,680
      Merger and consolidation charges          14,352
                                               -------          -----
                                              $212,207         $8,000
                                               =======          =====

In 1995, the Company and the plaintiffs in a shareholder class action and derivative litigation reached an agreement to settle the litigation. The settlement provided that, without admitting any wrongdoing, the Company would pay $30,680,000 for its portion of the settlement. The Company's insurance policies paid $24,320,000 as part of the total settlement of $55,000,000.
See Note 4 for a discussion of the $14,352,000 charge associated with the merger with Network Systems in 1995.

                                     F-22
PAGE

The following table summarizes the activity in the Company's restructuring reserves (in thousands of dollars):

                                       Employee           Asset             Lease            Other
                                      Severance        Writedowns         Abandonments  Exit Costs         Total
                                      ----------------------------------------------------------------------------
Balances, December 31, 1993            $  6,239                           $ 5,257          $ 3,796        $ 15,292

Restructuring charges                     3,000          $  2,200           2,300              500           8,000
Cash payments                            (6,203)                           (1,775)            (684)         (8,662)
Asset writedowns                                           (2,200)                                          (2,200)
                                        -------           -------          ------           ------         -------

Balances, December 30, 1994               3,036                 0           5,782            3,612          12,430

Restructuring charges                    49,265            91,609          16,660            9,641         167,175
Cash payments                            (9,613)                           (3,904)          (3,081)        (16,598)
Asset writedowns                                          (91,609)                                         (91,609)
                                        -------           -------          ------           ------         -------

Balances, December 29, 1995              42,688                 0          18,538           10,172          71,398

Cash payments                           (26,837)                           (2,907)          (9,414)        (39,158)
Reclassifications                           301                              (154)           1,222           1,369
                                        -------           -------          ------           ------         -------

Balances, December 27, 1996            $ 16,152          $      0         $15,477          $ 1,980        $ 33,609
                                        =======           =======          ======           ======         =======

RESTRUCTURINGS

During the fourth quarter of 1995, the Company recorded a restructuring charge of $167,175,000 related to the adoption by the Company of a formal action plan for restructuring its enterprise and network businesses. The restructuring was adopted in an effort to establish a more cost efficient business structure in response to competition. Elements of the Company's restructuring plan include focusing on core businesses, outsourcing non-strategic activities, rearchitecting its distribution processes and accelerating the integration of Network Systems.

In connection with the plan, the Company incurred employee severance costs of approximately $49,265,000.

Asset writedowns incurred in connection with the restructuring included a charge of approximately $21,310,000 associated with the planned disposal of excess spare parts in connection with the consolidation of maintenance depots; a charge of approximately $19,600,000 primarily associated with the writedown of manufacturing equipment which will be scrapped or sold; a charge of approximately $18,484,000 associated with goodwill and other investment writedowns on business activities which are being discontinued; a charge of approximately $16,361,000 associated with the shutdown of manufacturing and research facilities; a charge of approximately $10,758,000 associated with excess and obsolete inventories resulting from the decision to discontinue various product lines; and a charge of approximately $5,096,000 associated with other asset writedowns resulting from discontinued business activities.

Charges of approximately $16,660,000 were incurred in connection with the abandonment of real estate leases. Other exit costs of approximately $9,641,000 were incurred principally

                                     F-23
PAGE
related to equipment lease terminations and the discontinuation of engineering support agreements.

During 1994, Network Systems recorded a restructuring charge of $8,000,000 in connection with an expense reduction plan.

NOTE 16 - OPERATIONS OF BUSINESS SEGMENTS AND IN GEOGRAPHIC AREAS

BUSINESS SEGMENTS

StorageTek operates in one principal business segment - the design, manufacturing, marketing, and maintenance of information storage systems and network products.

GEOGRAPHIC AREAS

StorageTek operates principally in the United States and Europe. Operations in geographic areas other than the United States and Europe individually account for less than 10% of the consolidated revenue and identifiable assets, and have been combined and shown in the table below as "Other." Information regarding each geographic area on an unconsolidated basis is shown below (in thousands of dollars):

                                                                                                      Consolidated
1996                              United States            Europe         Other     Eliminations         Total
------------------------------------------------------------------------------------------------------------------
Revenue from unaffiliated
  customers                          $1,281,118 (1)      $587,951      $170,481                         $2,039,550
Transfers between areas                 370,814                                        $(370,814)
                                      ---------           -------       -------         --------         ---------
  Total revenue                      $1,651,932          $587,951      $170,481        $(370,814)       $2,039,550
                                      =========           =======       =======         ========         =========

Operating profit (loss)              $  243,447          $   (886)     $ (4,400)       $  17,424        $  255,585
                                      =========           =======       =======         ========
Interest income (expense), net                                                                               1,211
General corporate expenses                                                                                 (30,104)
                                                                                                         ---------
  Income before income taxes                                                                            $  226,692
                                                                                                         =========

Identifiable assets                  $1,060,243          $560,993      $156,062        $(252,975)       $1,524,323
                                      =========           =======       =======         ========
General corporate assets                                                                                   359,953
                                                                                                         ---------
  Total assets                                                                                          $1,884,276
                                                                                                         =========

                                                                 F-24
PAGE

                                                                                                      Consolidated
1995                              United States            Europe         Other     Eliminations         Total
------------------------------------------------------------------------------------------------------------------
Revenue from unaffiliated
  customers                          $1,227,509 (1)      $553,064      $148,912                         $1,929,485
Transfers between areas                 380,194                                        $(380,194)
                                      ---------           -------       -------         --------         ---------
  Total revenue                      $1,607,703          $553,064      $148,912        $(380,194)       $1,929,485
                                      =========           =======       =======         ========         =========

Operating loss                       $  (22,769)         $(27,296)     $ (7,047)       $  (7,631)       $  (64,743)
                                      =========           =======       =======         ========
Interest income (expense), net                                                                               8,978
General corporate expenses                                                                                 (68,765) (2)
                                                                                                         ---------
  Loss before income taxes                                                                              $ (124,530)
                                                                                                         =========

Identifiable assets                  $1,304,606          $494,499      $122,149        $(233,300)       $1,687,954
                                      =========           =======       =======         ========
General corporate assets                                                                                   200,675
                                                                                                         ---------
  Total assets                                                                                          $1,888,629
                                                                                                         =========


                                                                                                      Consolidated
1994                              United States            Europe         Other     Eliminations         Total
------------------------------------------------------------------------------------------------------------------
Revenue from unaffiliated
  customers                          $1,242,166 (1)      $499,939      $129,245                         $1,871,350
Transfers between areas                 308,978                                        $(308,978)
                                      ---------           -------       -------         --------         ---------
  Total revenue                      $1,551,144          $499,939      $129,245        $(308,978)       $1,871,350
                                      =========           =======       =======         ========         =========

Operating profit (loss)              $   90,529          $(17,640)     $  4,321        $ (11,604)       $   65,606
                                      =========           =======       =======         ========
Interest income (expense), net                                                                               6,103
General corporate expenses                                                                                 (20,771)
                                                                                                         ---------
  Income before income taxes                                                                            $   50,938
                                                                                                         =========

Identifiable assets                  $1,764,903          $380,999      $ 79,917        $(216,858)       $2,008,961
                                      =========           =======       =======         ========
General corporate assets                                                                                   135,497
                                                                                                         ---------
  Total assets                                                                                          $2,144,458
                                                                                                         =========


  (1)     U.S. revenue from unaffiliated customers includes international export sales to customers of $67,636,000 in 1996; $79,714,000 in 1995; and $94,959,000 in 1994.
  (2)     General corporate expenses in 1995 include a charge of $30,680,000 associated with the settlement of litigation, as well as merger and consolidation expenses of $14,352,000.

Sales between geographic areas are generally priced to reflect market value and to provide an appropriate gross margin to the affiliate. Operating profit, for the purpose of this footnote, consists of total revenue less operating expenses, and excludes interest income, interest expense and general corporate expenses for all years presented. U.S. operating profit includes profit recognized in the United States on transfers to other geographic areas. Identifiable assets are those assets that are associated with the operations in each geographic area. General corporate assets are primarily cash and short-term investments not used in the operations of the individual geographic regions.

                                     F-25
PAGE

NOTE 17 - QUARTERLY INFORMATION (UNAUDITED)

The consolidated results of operations on a quarterly (13-week) basis were as follows (in thousands of dollars, except per share amounts):

                                                                    Quarter Ended 1996
                                            -------------------------------------------------------------
                                             March 29          June 28      September 27      December 27
                                            -------------------------------------------------------------
Revenue                                      $453,481         $479,305          $486,085         $620,679
Cost of revenue                               259,567          272,989           293,551          366,670
                                              -------          -------           -------          -------
  Gross profit                                193,914          206,316           192,534          254,009
Operating expenses                            157,736          153,511           141,282          168,763
                                              -------          -------           -------          -------
Operating profit                               36,178           52,805            51,252           85,246
Interest income (expense), net                 (1,189)            (945)            2,248            1,097
                                              -------          -------           -------          -------
  Income before income taxes                   34,989           51,860            53,500           86,343
Provision for income taxes                     (9,400)         (14,000)          (14,000)         (18,500)
                                              -------          -------           -------          -------
Income before extraordinary item               25,589           37,860            39,500           67,843
Extraordinary gain, net of income taxes         9,535
                                              -------          -------           -------          -------
Net income                                   $ 35,124         $ 37,860          $ 39,500         $ 67,843
                                              =======          =======           =======          =======

Income per common share:
  Primary                                    $   0.66         $   0.70          $   0.65         $   1.16
                                              =======          =======           =======          =======
  Fully diluted                              $   0.62         $   0.65                           $   1.12
                                              =======          =======                            =======


                                                                    Quarter Ended 1995
                                            -------------------------------------------------------------
                                             March 31          June 30      September 29      December 29
                                            -------------------------------------------------------------
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
                                              =======          =======           =======         ========

NOTE 18 - SUBSEQUENT EVENT

On February 20, 1997, the Company announced a program to repurchase up to 1.5 million shares of the Company's common stock on an annual basis. The repurchase program is expected to offset dilution associated with the Company's stock purchase and stock option plans.

                                     F-26
PAGE

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ----------------------------------
                        FOR STORAGE TECHNOLOGY CORPORATION
                        ----------------------------------


To the Stockholders and
Board of Directors of
Storage Technology Corporation

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 14.(a)1. and 2. on page 35 present fairly, in all material respects, the financial position of Storage Technology Corporation and its subsidiaries at December 27, 1996 and December 29, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Network Systems Corporation, a wholly owned subsidiary, which statements reflect total revenue of $231,756,000 for the year ended December 31, 1994. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Network Systems Corporation is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Denver, Colorado
February 21, 1997

                                     F-27
PAGE

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ----------------------------------
                         FOR NETWORK SYSTEMS CORPORATION
                         --------------------------------


Board of Directors and Stockholders
Network Systems Corporation

We have audited the consolidated statement of operations, stockholders' equity and cash flows for year in the period ended December 31, 1994 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



ERNST & YOUNG LLP

Minneapolis, Minnesota
March 10, 1995

                                     F-28
PAGE

                                           STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                          ------------------------------------------------
                                                            SCHEDULE II
                                                             ----------
                                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                           ----------------------------------------------
                                                     (In Thousands of Dollars)

                                                                Additions -
                                            Balance             Charged to        Deductions -
                                          Beginning of           Cost of          Spare Parts        Balance End
                                             Year              Maintenance        Written Off          of Year
                                        --------------------------------------------------------------------------
Amortization of spare parts for
  maintenance:

     For the year ended:

         December 27, 1996                  $87,980              $ 9,159            $43,267             $53,872
                                             ======               ======             ======              ======
         December 29, 1995                  $74,685              $43,378            $30,083             $87,980
                                             ======               ======             ======              ======
         December 30, 1994                  $65,350              $27,526            $18,191             $74,685
                                             ======               ======             ======              ======

                                                                Additions -
                                            Balance             Charged to        Deductions -
                                          Beginning of           Cost of          Spare Parts        Balance End
                                             Year              Maintenance        Written Off          of Year
                                        --------------------------------------------------------------------------
Inventory reserves:

     For the year ended:

         December 27, 1996                  $45,290              $55,771            $49,723             $51,338
                                             ======               ======             ======              ======
         December 29, 1995                  $51,803              $37,353            $43,866             $45,290
                                             ======               ======             ======              ======
         December 30, 1994                  $40,208              $44,852            $33,257             $51,803
                                             ======               ======             ======              ======

                                                                Additions -
                                            Balance             Charged to        Deductions -
                                          Beginning of           Cost of          Spare Parts        Balance End
                                             Year              Maintenance        Written Off          of Year
                                        --------------------------------------------------------------------------
Allowance for doubtful accounts on
  accounts receivable:

     For the year ended:

         December 27, 1996                  $14,665              $ 3,838            $ 5,596             $12,907
                                             ======               ======             ======              ======
         December 29, 1995                  $13,387              $ 8,198            $ 6,920             $14,665
                                             ======               ======             ======              ======
         December 30, 1994                  $13,196              $ 6,678            $ 6,487             $13,387
                                             ======               ======             ======              ======

                                                              F-29
PAGE