Form 10-Q
period 1997-03-28
STORAGE TECHNOLOGY CORP
filed 1997-05-09
CIK 94673

                                   Form 10-Q
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 28, 1997
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______________ to______________

                          ---------------------------

                         COMMISSION FILE NUMBER 1-7534

                          ---------------------------

                         STORAGE TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

                   Delaware                                    84-0593263
         (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                Identification Number)



    2270 South 88th Street, Louisville, Colorado               80028-4309
      (Address of principal executive offices)                 (Zip Code)




       Registrant's Telephone Number, including area code: (303) 673-5151

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ YES / / NO
                                          ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

COMMON STOCK ($.10 PAR VALUE) - 61,425,502 SHARES OUTSTANDING AT APRIL 28, 1997.

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                 MARCH 28, 1997

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

         Item 2 - Management's Discussion and Analysis of Financial
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

                                                                      Form 10-Q
                                                                         Page 3



                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (In Thousands of Dollars)

                                                                                       03/28/97
                                                                                     (Unaudited)           12/27/96
                                                                                     ------------------------------
ASSETS
Current assets:
   Cash, including cash equivalents                                                  $   521,651        $   388,401
   Short-term investments                                                                 16,962             29,176
   Accounts receivable, net                                                              420,979            554,159
   Inventories (Note 2)                                                                  289,339            288,615
                                                                                     -----------        -----------
      Total current assets                                                             1,248,931          1,260,351
Spare parts for maintenance, at cost (net)                                                28,303             29,625
Property, plant and equipment, at cost (net)                                             328,138            327,534
Deferred income tax assets, net                                                          130,217            122,190
Other assets                                                                             131,533            144,576
                                                                                     -----------        -----------
                                                                                     $ 1,867,122        $ 1,884,276
                                                                                     ===========        ===========


LIABILITIES
Current liabilities:
   Current portion of other long-term debt                                           $     4,637        $     4,451
   Accounts payable                                                                       88,886             82,949
   Accrued liabilities                                                                   319,124            369,309
   Income taxes payable                                                                   71,548             79,471
                                                                                     -----------        -----------
      Total current liabilities                                                          484,195            536,180
8% Convertible subordinated debentures (Note 4)                                                             125,677
Other long-term debt                                                                      21,692             25,129
Deferred income tax liabilities                                                           22,713             16,307
                                                                                     -----------        -----------
     Total liabilities                                                                   528,600            703,293
                                                                                     -----------        -----------
Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 150,000,000 shares authorized; 62,004,350 shares issued at March 28, 1997, and 58,175,120
   shares issued at December 27, 1996                                                      6,200              5,818
Capital in excess of par value                                                         1,579,886          1,444,939
Accumulated deficit                                                                     (225,845)          (265,434)
Treasury stock of 487,016 shares at March 28, 1997, and 62,514
   shares at December 27, 1996                                                           (18,390)              (790)
Unearned compensation                                                                     (3,329)            (3,550)
                                                                                     -----------        -----------
     Total stockholders' equity                                                        1,338,522          1,180,983
                                                                                     -----------        -----------
                                                                                     $ 1,867,122        $ 1,884,276
                                                                                     ===========        ===========


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

                                                                      Form 10-Q
                                                                         Page 4


                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                             Quarter Ended
                                                      --------------------------
                                                       03/28/97         03/29/96
                                                      ---------        ---------
Sales revenue                                         $ 297,670        $ 317,298
Maintenance revenue                                     140,925          136,183
                                                      ---------        ---------
    Total revenue                                       438,595          453,481
                                                      ---------        ---------

Cost of sales revenue                                   165,405          187,046
Cost of maintenance revenue                              76,267           72,521
                                                      ---------        ---------
    Total cost of revenue                               241,672          259,567
                                                      ---------        ---------

    Gross profit                                        196,923          193,914

Research and product development costs                   45,699           49,622
Marketing, general, administrative and
   other income and expense, net                        102,538          108,114
                                                      ---------        ---------

    Operating profit                                     48,686           36,178

Interest income                                           6,962            8,240
Interest expense                                         (1,359)          (9,429)
                                                      ---------        ---------

    Income before income taxes and
       extraordinary item                                54,289           34,989

Provision for income taxes                              (14,700)          (9,400)
                                                      ---------        ---------
    Income before extraordinary item                     39,589           25,589

Extraordinary gain on sale of lease assets, net
   of income taxes of $8,200 (Note 3)                                      9,535
                                                      ---------        ---------

    Net income                                        $  39,589        $  35,124
                                                      =========        =========


EARNINGS PER COMMON SHARE AND
   COMMON EQUIVALENTS (Note 8)
Primary:
     Income before extraordinary item                 $    0.64        $    0.48
     Extraordinary gain, net                                                0.18
                                                      ---------        ---------
                                                      $    0.64        $    0.66
                                                      =========        =========
     Weighted average common shares and
       equivalents                                       62,207           53,540
                                                      =========        =========


Fully Diluted:
     Income before extraordinary item                                  $    0.47
     Extraordinary gain, net                                                0.15
                                                                       ---------
                                                                       $    0.62
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

                                                                      Form 10-Q
                                                                         Page 5


                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                           (In Thousands of Dollars)

                                                                            Quarter Ended
                                                                      --------------------------
                                                                      03/28/97          03/29/96
                                                                      --------         ---------
OPERATING ACTIVITIES
Cash received from customers                                          $ 558,904        $ 674,178
Cash paid to suppliers and employees                                   (379,541)        (411,685)
Interest received                                                         6,522            8,240
Interest paid                                                            (1,220)          (7,646)
Income taxes paid, net                                                  (21,614)          (1,617)
                                                                      ---------        ---------
     Net cash from operating activities                                 163,051          261,470
                                                                      ---------        ---------

INVESTING ACTIVITIES
Short-term investments, net                                              12,214
Purchase of property, plant and equipment                               (21,178)          (6,628)
Other assets, net                                                         1,607           (1,701)
                                                                      ---------        ---------
     Net cash used in investing activities                               (7,357)          (8,329)
                                                                      ---------        ---------

FINANCING ACTIVITIES
Repurchases of common stock (Note 7)                                    (17,600)
Repayments of nonrecourse borrowings (Note 3)                                            (33,533)
Repayments of other debt (Note 3)                                        (1,919)         (60,652)
Proceeds from employee stock plans                                        7,072            2,976
                                                                      ---------        ---------
     Net cash used in financing activities                              (12,447)         (91,209)
                                                                      ---------        ---------

     Effect of exchange rate changes on cash                             (9,997)           6,461
                                                                      ---------        ---------

Increase in cash and cash equivalents                                   133,250          168,393
     Cash and cash equivalents - beginning of the period                388,401          264,502
                                                                      ---------        ---------
Cash and cash equivalents - end of the period                         $ 521,651        $ 432,895
                                                                      =========        =========


RECONCILIATION OF NET INCOME TO NET CASH
   FROM OPERATING ACTIVITIES
Net income                                                            $  39,589        $  35,124
Depreciation and amortization expense                                    41,976           36,210
Translation loss                                                         11,454              167
Other adjustments to income                                               4,795            5,590
(Increase) decrease in accounts receivable                              120,309          (30,861)
Decrease in notes receivable and sales-type leases (Note 3)                              234,593
Increase in inventories                                                 (12,878)         (23,996)
Increase in equipment held for sale or lease, net                                        (13,533)
Increase in spare parts for maintenance, net                               (914)          (2,747)
(Increase) decrease in net deferred income tax asset                        682           (7,526)
Increase (decrease) in accounts payable and accrued liabilities         (34,366)           4,940
Increase (decrease) in income taxes payable                              (7,596)          23,509
                                                                      ---------        ---------
     Net cash from operating activities                               $ 163,051        $ 261,470
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

                                                                      Form 10-Q
                                                                         Page 6


                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                           (In Thousands of Dollars)





                                                         Capital in
                                            Common        Excess of      Accumulated      Treasury        Unearned
                                             Stock        Par Value        Deficit          Stock       Compensation
                                          --------------------------------------------------------------------------
Balances, December 27, 1996               $     5,818    $ 1,444,939     $  (265,434)    $      (790)    $    (3,550)

Shares issued in exchange for 8%
   Convertible Subordinated
   Debentures (3,553,204 shares)
   (Note 4)                                       355        123,560

Shares issued for stock option
   exercises (276,030 shares)                      27         11,387

Repurchases of common stock
   (424,500 shares) (Note 7)                                                                 (17,600)

Net income                                                                    39,589

Other                                                                                                            221
                                          -----------    -----------     -----------     -----------     -----------
Balances, March 28, 1997                  $     6,200    $ 1,579,886     $  (225,845)    $   (18,390)    $    (3,329)
                                          ===========    ===========     ===========     ===========     ===========




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

                                                                      Form 10-Q
                                                                         Page 7


                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1 - BASIS OF PREPARATION

The accompanying consolidated financial statements of Storage Technology Corporation and its subsidiaries (StorageTek or the Company) have been prepared in accordance with the Securities and Exchange Commission requirements for Form 10-Q. In the opinion of management, these statements reflect all adjustments necessary for the fair presentation of results for the periods presented, and such adjustments are of a normal, recurring nature. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 27, 1996.

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands of dollars):

                                              03/28/97        12/27/96
                                              ------------------------
     Raw Materials                            $ 56,725        $ 76,152
     Work-In-Process                            96,346          78,834
     Finished Goods                            136,268         133,629
                                              --------        --------
                                              $289,339        $288,615
                                              ========        ========


NOTE 3 - SALE OF LEASE ASSETS

In March 1996, StorageTek sold substantially all of the Company's net investment in sales-type leases, installment receivables, and equipment held subject to operating leases. The sale was a result of the Company's efforts to focus on the core business and outsource its capital intensive lease financing business. The Company used a portion of the cash proceeds to retire its remaining nonrecourse borrowings and 9.53% Senior Secured Notes. The transactions resulted in an extraordinary gain of $9,500,000, net of applicable taxes of $8,200,000, in the first quarter of 1996.

NOTE 4 - DEBT AND CREDIT AGREEMENT

In December 1996, the Company called for redemption on January 13, 1997, all outstanding 8% Convertible Subordinated Debentures due 2015 (8% Convertible Debentures). During January 1997, 8% Convertible Debentures in the principal amount of $125,258,000 were converted at a price of $35.25 per share into 3,553,204 shares of common stock. The remaining 8% Convertible Debentures were redeemed for cash.

On April 9, 1997, the Company's $150,000,000 secured credit agreement was terminated concurrent with the execution of a new $150,000,000 unsecured credit agreement (the

                                                                      Form 10-Q
                                                                         Page 8

Revolver) which expires in May 2000. The interest rates under the Revolver depend on the type of advance selected. The primary advance rate is the agent bank's prime lending rate. Under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock.

NOTE 5 - RESTRUCTURING RESERVES

During the fourth quarter of 1995, the Company adopted a formal action plan for restructuring its enterprise and network businesses. The restructuring was adopted in an effort to establish a more cost efficient business structure in response to competition. Elements of the Company's restructuring plan include focusing on its core businesses, outsourcing non-strategic activities, rearchitecting its distribution processes and accelerating the integration of Network Systems Corporation.

The following table summarizes the activity associated with the Company's restructuring reserves during the quarter ended March 28, 1997 (in thousands of dollars):

                               Employee      Lease        Other
                               Severance  Abandonments  Exit Costs      Total
                               -----------------------------------------------
Balances, December 27, 1996    $ 16,152     $ 15,477     $  1,980     $ 33,609

Cash payments                      (672)        (500)        (382)      (1,554)
                               --------     --------     --------     --------

Balances, March 28, 1997       $ 15,480     $ 14,977     $  1,598     $ 32,055
                               ========     ========     ========     ========


While the majority of these remaining accruals are expected to result in future cash outflows, these outflows are not expected to have a material effect on the Company's liquidity.

NOTE 6 - LITIGATION

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties. The suit sought injunctive relief and damages in the amount of $2,400,000,000. On December 28, 1995, the court dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals. In April 1996, the trial court stayed discovery on the Company's counterclaim for breach of the covenant not to sue pending resolution of the appeal. In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case back to the District Court for further proceedings.

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

                                                                      Form 10-Q
                                                                         Page 9

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

On June 29, 1995, Odetics, Inc. (Odetics) filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company and two of its customers alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorneys fees and costs. A trial commenced on January 22, 1996, and on February 1, 1996, a jury found that the Company's products did not infringe the 151 Patent. A notice of appeal to the U.S. Court of Appeals for the Federal Circuit was filed by Odetics on March 8, 1996. Oral arguments were held in January 1997. A decision is expected in the second or third quarter of 1997.

On December 8, 1995, Odetics filed a second patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company. The complaint alleges that the "cartridge access port" in certain of the Company's tape library products also infringe the 151 Patent. The complaint seeks injunctive relief, treble damages in an unspecified amount, and an award of attorneys fees and costs. This case has been stayed pending the outcome of the appeal to the U.S. Court of Appeals for the Federal Circuit with respect to the case filed by Odetics, Inc. in June 1995.

On July 30, 1996, the Company received Civil Investigative Demands (CID) from the U.S. Department of Justice Antitrust Division concerning the original equipment manufacturer (OEM) agreement with IBM for mainframe online storage subsystems. The Company received two additional CIDs in October 1996 and one additional CID in February 1997. The CIDs requested production of documents and testimony in connection with a review of the agreement for compliance with the Sherman Act.

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

NOTE 7 - REPURCHASES OF COMMON STOCK

In February 1997, the Company announced a program to repurchase up to 1,500,000 shares of the Company's common stock on an annual basis. The intent of the repurchase program is to offset dilution associated with the Company's stock purchase and stock option plans. As of March 28, 1997, the Company had repurchased 424,500 shares of common stock for an

                                                                      Form 10-Q
                                                                        Page 10

aggregate purchase price of $17,600,000. The repurchased shares are included within treasury stock on the accompanying Consolidated Balance Sheet.

NOTE 8 - EARNINGS PER COMMON SHARE

Fully diluted earnings per common share for the first quarter of 1996 reflects the assumed conversion of the Company's 7% Convertible Subordinated Debentures and the 8% Convertible Debentures, whereas these convertible securities were either not outstanding or were not dilutive in the first quarter of 1997.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128, which is effective for periods ending after December 15, 1997, requires changes in the computation, presentation, and disclosure of earnings per share. All prior period earnings per share data must be restated to conform with the provisions of SFAS No. 128. The Company will adopt SFAS No. 128 for the year ended December 26, 1997, but does not expect the new accounting standard to have a material impact on the Company's reported financial results.

                                                                      Form 10-Q
                                                                        Page 11


                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 28, 1997


CERTAIN STATEMENTS IN THE FOLLOWING DISCUSSIONS REGARDING THE COMPANY'S FUTURE PRODUCTS AND BUSINESS PLANS, FINANCIAL RESULTS, PERFORMANCE AND EVENTS ARE FORWARD-LOOKING STATEMENTS AND ARE BASED ON CURRENT EXPECTATIONS. ACTUAL RESULTS MAY DIFFER MATERIALLY DUE TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THE RISKS DETAILED BELOW IN "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS."

GENERAL

Storage Technology Corporation (StorageTek or the Company) reported net income for the first quarter ended March 28, 1997, of $39.6 million on revenue of $438.6 million, compared to net income for the first quarter ended March 29, 1996, of $35.1 million on revenue of $453.5 million. The Company's reported net income for the first quarter of 1996 includes an extraordinary gain of $9.5 million, net of taxes, associated with the sale of substantially all of the Company's lease assets.

Revenue decreased 3% during the first quarter of 1997 as compared to the same period in 1996. The decrease in revenue is a result of anticipated declines in revenue from earlier generation Nearline products, delays in customer decisions to purchase current generation Nearline products as they evaluated new technology under development and competitive offerings, unfavorable foreign currency exchange rate movements, and the sale of a non-strategic network business in 1996. This decrease was partially offset by increased sales revenue associated with sales of mainframe online products to IBM, as well as increased sales of smaller-scale libraries for client/server attachment and open storage disk products. The overall gross profit increased to 45% in the first quarter of 1997 as compared to 43% in the first quarter of 1996 as a result of increased gross profit margins on product sales, which were partially offset by a decrease in gross profit margins on maintenance.

The Company's future revenue and operating results are significantly dependent upon continuing demand for the Company's current Nearline product offerings; successfully identifying and capitalizing on product and service markets outside the Company's traditional marketplace, including solutions targeted for the open-systems markets; achieving the milestones and reducing the costs associated with the Company's manufacture of mainframe online products under the OEM agreement with IBM; and expanding its distribution channels. For discussion of these factors and other risk factors, see "Risk Factors That May Affect Future Results," below.

The Company's cash balances increased $133.3 million during the first quarter of 1997 primarily due to cash generated from operations of $163.1 million, which was partially offset by investments in property, plant and equipment of $21.2 million and repurchases of common stock in the aggregate amount of $17.6 million.

                                                                      Form 10-Q
                                                                        Page 12


The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information and revenue by product line which includes product sales, maintenance, and software revenue.

                                                     Quarter Ended
                                                  -------------------
                                                  03/28/97   03/29/96
                                                  --------   --------
Revenue:
     Nearline products                                64.3%      65.3%
     Online products                                  23.7       18.5
     Network products                                  7.3       10.5
     Other products                                    4.7        5.7
                                                   -------    -------
         Total revenue                               100.0      100.0
Cost of revenue                                       55.1       57.2
                                                   -------    -------
         Gross profit                                 44.9       42.8
Research and product development costs                10.4       11.0
Marketing, general, administrative and
  other income and expense, net                       23.4       23.8
                                                   -------    -------
         Operating profit                             11.1        8.0
Interest income (expense), net                         1.3       (0.3)
                                                   -------    -------
         Income before income taxes
           and extraordinary item                     12.4        7.7
Provision for income taxes                            (3.4)      (2.1)
                                                   -------    -------
         Income before extraordinary item              9.0        5.6
Extraordinary gain on sale of lease assets, net
   of income taxes                                                2.1
                                                   -------    -------
         Net income                                    9.0%       7.7%
                                                   =======    =======


REVENUE

Nearline Products

Revenue from Nearline products decreased 5% in the first quarter of 1997 compared to the same period in 1996. This decrease reflects a decline in sales revenue mainly from PowderHorn 9310 (PowderHorn(R)), an Automated Cartridge System (ACS) Library, and earlier generation Nearline products, such as 4480 18-Track Tape Cartridge Subsystem (4480 18-Track), Silverton 4490 36-Track Tape Cartridge Subsystem (Silverton), and 4410 ACS Library. Sales of PowderHorn decreased primarily due to delayed customer purchasing decisions in the face of new technology under development and competitive product offerings. Sales of TimberLine 9490 (TimberLine(R)) a 36-track cartridge subsystem and RedWood SD-3 (RedWood(TM)), a high-capacity cartridge subsystem also decreased slightly during the first quarter of 1997. All Nearline sales revenue was unfavorably impacted by foreign currency exchange rate movements during the quarter. These decreases were partially offset by increased sales of the TimberWolf 9710/9714 (TimberWolf), a smaller-scale library designed for client/server attachment, and increased maintenance revenue from Nearline products. The Company realized incremental sales revenue through the development of new business applications for its Nearline products such as electronic imaging of documents.

                                                                      Form 10-Q
                                                                        Page 13

Future sales of the Nearline product line are significantly dependent upon continued customer demand for TimberLine and PowderHorn in the face of competitive offerings; the timely development of new technology to complement and enhance the existing product line; capturing market share for new Nearline products targeted for client/server markets; and expanding the Company's distribution channels for these products. The Company anticipates that the marketplace for mainframe library and tape products will continue to experience a slower rate of growth as customers transition to the client/server environment. In order to continue to generate revenue growth for its Nearline products, the Company must expand its share of the market for mainframe library and tape products and successfully introduce new products for the client/server marketplace. There can be no assurance that the mainframe library and tape products will expand market share or that Nearline products targeted for the client/server marketplace will continue to gain market acceptance in the future.

Online Products

Revenue from online products increased 24% in the first quarter of 1997 compared to the same period in 1996. This increase is primarily due to increased sales of mainframe online products, including software products that enhance customer productivity, in the first quarter of 1997, as compared to the same period in 1996. The sales of mainframe online products in the first quarter of 1997 were under the OEM agreement with IBM, whereas the sales in the first quarter of 1996 were to end-users. Sales revenue of open storage disk products also increased in the first quarter of 1997 as compared to the first quarter of 1996.

The Company anticipates the OEM agreement with IBM will continue to benefit the Company through increased market penetration for mainframe online products. Additionally, the OEM agreement is expected to allow the Company to redirect resources to other products and services outside the Company's traditional marketplace.

Network Products

Revenue from network products decreased 32% in the first quarter of 1997 compared to the same period in 1996. This decrease is due primarily to the continued decline in revenue from older network products and channel extension products, as well as the sale of a non-strategic network business in the third quarter of 1996. The Company realized cost savings associated with the manufacture of network products during the first quarter of 1997, however, the revenue generated by the network business did not meet management expectations.

GROSS PROFIT

Gross profit increased to 45% in the first quarter of 1997, compared to 43% for the first quarter of 1996, due to an increase in product sales margins. This increase was partially offset by a decrease in maintenance margins.

Gross profit on product sales increased to 44% in the first quarter of 1997, compared to 41% in the first quarter of 1996. This increase is primarily due to improved margins associated with mainframe online products as a result of increased sales of higher margin software products and benefits associated with increased manufacturing volumes. Gross profit margins associated with Nearline product sales also increased in the first quarter of 1997 as compared to the first quarter of 1996. These increases were partially offset by decreased

                                                                      Form 10-Q
                                                                        Page 14

margins from network products. Gross margins in the first quarter of 1997 also benefited from a change in classification of approximately $8.3 million of advanced manufacturing costs which are now included within research and product development expenses in the Consolidated Statement of Operations.

Gross profit on maintenance revenue decreased to 46% in the first quarter of 1997, compared to 47% in the first quarter of 1996, primarily due to costs associated with the Company's entry into the professional consulting services business.

The Company's ability to sustain or improve product sales margins during 1997 is significantly dependent upon the Company's continued success in reducing manufacturing costs in all of its product lines. The Company anticipates that gross profit margins on sales of its mainframe online products will be pressured due to lower OEM pricing and scheduled price reductions over the term of the agreement with IBM. While pricing pressures are expected to be partially offset by lower manufacturing costs resulting from increased volumes and operating expense savings, the Company must further reduce costs and expenses associated with manufacturing these products in order to achieve expected benefits. Gross profit margins on product sales also may be adversely affected by inventory writedowns resulting from rapid technological changes and delays in gaining market acceptance for new products. Gross profit margins on maintenance may be adversely affected in the future by increased competition.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenditures decreased 8% in the first quarter of 1997, compared to the same period of 1996, and decreased as a percent of revenue to 10% in the first quarter of 1997 from 11% in 1996. The decrease in expenditures during the first quarter of 1997 reflects IBM's agreement to partially fund the development of enhancements for mainframe online products pursuant to the OEM agreement. This decrease was partially offset by approximately $8.3 million of costs associated with certain advanced manufacturing activities which were classified as research and product development expenditures in the first quarter of 1997, whereas in 1996 these costs were included within cost of sales in the Consolidated Statement of Operations.

MARKETING, GENERAL, ADMINISTRATIVE AND OTHER

Marketing, general, administrative and other income and expense (MG&A and Other) decreased 5% in the first quarter of 1997, compared to the first quarter of 1996. This decrease is primarily a result of gains realized on the sale of accounts receivable of approximately $5.3 million, coupled with decreased marketing expenses associated with lower sales volume.

INTEREST INCOME AND EXPENSE

Interest income decreased 16% in the first quarter of 1997, as compared to the same period of 1996, as additional interest income associated with higher cash and investment balances in the first quarter of 1997 was more than offset by a decrease in interest income associated with lease assets which were sold in March 1996. Interest expense decreased 86% in the first quarter of 1997, as compared to the same period of 1996, primarily due to the redemption of all

                                                                      Form 10-Q
                                                                        Page 15

outstanding 7% and 8% Convertible Subordinated Debentures in July 1996 and January 1997, respectively.

INCOME TAXES

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, management has determined that the Company will more likely than not realize $130.2 million of deferred income tax assets as of March 28, 1997. The Company's valuation allowance of $85.3 million as of March 28, 1997, was established based upon the consideration of a variety of factors, including the Company's earnings history, the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, near-term expectations, and the highly competitive nature of the high-technology marketplace.

The provision for income taxes relates primarily to U.S. federal and state taxes. The Company anticipates that the effective tax rate will increase in the future as remaining net deductible temporary differences, tax credit carryforwards, and net operating loss carryforwards in the United States become fully recognized.

EXTRAORDINARY GAIN

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

RESTRUCTURING

During the fourth quarter of 1995, the Company adopted a formal action plan for restructuring its enterprise and network businesses. The restructuring was adopted in an effort to establish a more cost efficient business structure in response to competition. Elements of the Company's restructuring plan include focusing on core businesses and outsourcing non-strategic activities, rearchitecting its distribution processes and accelerating the integration of Network Systems Corporation.

The following table summarizes the activity associated with the Company's restructuring reserves during the quarter ended March 28, 1997 (in thousands of dollars):

                                Employee        Lease          Other
                                Severance    Abandonments    Exit Costs      Total
                                ----------------------------------------------------
Balances, December 27, 1996     $ 16,152       $ 15,477       $  1,980      $ 33,609

Cash payments                       (672)          (500)          (382)       (1,554)
                                --------       --------       --------      --------

Balances, March 28, 1997        $ 15,480       $ 14,977       $  1,598      $ 32,055
                                ========       ========       ========      ========

                                                                      Form 10-Q
                                                                        Page 16

While the majority of these remaining accruals are expected to result in future cash outflows, these outflows are not expected to have a material effect on the Company's liquidity.

The elimination of recurring costs associated with the restructuring was expected to yield expense reductions on an annual basis of approximately $125 million at the time of the restructuring. During 1996, the Company exceeded these expected expense reductions. While the Company is evaluating various outsourcing and automation projects in order to gain further improvements in operating efficiencies, the Company does not anticipate that any material incremental costs will be incurred as part of the restructuring which would offset the anticipated expense reductions.

The Company believes that its restructuring programs have eliminated certain non-essential functions and excess costs. Based on current short- and long-term forecasts, the Company believes that such cost reductions will benefit future operations. The continued success of the Company's ongoing restructuring activities is critical to achieving improved operating results in future periods. There can be no assurance that the anticipated expense reductions will be achieved, or that the Company's restructuring activities will otherwise be successful or sufficient to allow the Company to continue to generate improved operating results in future periods. It is possible that changes in the Company's business or in its industry may necessitate future restructuring charges.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company's cash balances increased $133.3 million from December 27, 1996, to March 28, 1997. The increase in cash during the first quarter of 1997 primarily resulted from cash generated from operations of $163.1 million, which was partially offset by investments in property, plant and equipment of $21.2 million and repurchases of common stock of approximately $17.6 million. Net cash from operating activities of $261.5 million during the first quarter of 1996 included cash received from the sale of lease assets, which was partially offset by net repayments of nonrecourse borrowings and other debt of $94.2 million.

The current ratio increased to 2.6 as of March 28, 1997, from 2.4 as of December 27, 1996, principally due to a $50.2 million decrease in accrued liabilities as a result of reduced employee benefit related accruals and a decrease in product warranty obligations. Accounts receivable decreased $133.2 million, from $554.2 million as of December 27, 1996, to $421.0 million as of March 28, 1997, principally due to reduced sales revenue in the first quarter of 1997, as compared to the fourth quarter of 1996. Inventory balances as of March 28, 1997, of $289.3 million were largely unchanged as compared to the balance as of December 27, 1996.

Available Financing Lines

On April 9, 1997, the Company's $150 million secured credit agreement was terminated concurrent with the execution of a new $150 million unsecured credit agreement (the Revolver) which expires in May 2000. The interest rates under the Revolver depend on the type of advance selected. The primary advance rate is the agent bank's prime lending rate. Under the

                                                                      Form 10-Q
                                                                        Page 17

Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock.

In December 1996, the Company entered into a financing agreement with a bank which provides for the issuance of promissory notes in the principal amount of up to $25 million at any one time. The agreement, which expires on January 15, 1998, provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies with the foreign currency exchange rate applicable to each note set at the time the Company commits to a future borrowing. The promissory notes, together with accrued interest, are payable in U.S. dollars within 90 to 110 days from the date of issuance and will bear interest at rates equal to the Eurodollar rate plus at least 0.50% (6.27% as of March 28, 1997). Under the terms of the agreement, the Company is required to comply with certain covenants which can, under certain circumstances, include the maintenance of compensating cash balances. As of March 28, 1997, the Company had not committed to any future borrowings.

In January 1996, the Company entered into a financing agreement with a bank which provides for the sale of certain U.S. and foreign based accounts receivable on a recourse basis. This agreement, which expires on January 31, 1998, allows for receivable sales of up to $40 million at any one time, and the Company's obligations under the agreement are secured by a letter of credit for the amount of the receivables sold. The selling price of the receivables is partially determined based upon foreign currency exchange rates, and any gains or losses on the sales are recognized within MG&A and Other in the Consolidated Statement of Operations at the time the receivables are sold. During the quarter ended March 28, 1997, the Company sold approximately $109.1 million of receivables in connection with this agreement. As of March 28, 1997, the outstanding balance associated with receivables sold on a recourse basis, but not collected, was approximately $34.6 million, and the Company had committed to future cumulative sales of approximately $264.2 million. Gains and losses associated with the receivable sales are not expected to have a material effect on the Company's reported financial results after taking into consideration other transactions associated with the Company's international operations. Based upon the Company's past credit and collection experience with respect to the receivables that it expects to sell, the Company believes that no material credit risk exists under the recourse provisions of the agreement.

The Company believes it has adequate working capital and financing capabilities to meet its anticipated operating and capital requirements for the next 12 months. Over the longer term, the Company intends to continue to commit substantial amounts of its resources to research and development projects and may, from time to time, as business opportunities arise, invest in or acquire complementary businesses, products or technologies. The Company may seek to fund these activities or possible transactions through the issuance of additional equity or debt financing. Any equity or convertible debt financing could result in dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, can be completed on terms acceptable to the Company.

Total Debt-to-Capitalization

The Company's total debt-to-capitalization ratio decreased from 12% as of December 27, 1996, to 2% as of March 28, 1997. The decrease resulted from the redemption of the Company's 8% Convertible Subordinated Debentures (8% Convertible Debentures) in January 1997, and was partially offset by the repurchases of common stock in the first quarter of 1997. These repurchases were pursuant to a program announced in

                                                                      Form 10-Q
                                                                        Page 18

February 1997 to repurchase up to 1.5 million shares of the Company's common stock on an annual basis to offset dilution associated with stock purchase and stock option plans. As of March 28, 1997, the Company had repurchased 424,500 shares of common stock for an aggregate purchase price of $17.6 million. The repurchased shares are included within treasury stock on the accompanying Consolidated Balance Sheet.

Repayment Obligations and Conversion Features

In December 1996, the Company called for redemption on January 13, 1997, all outstanding 8% Convertible Debentures due 2015. During January 1997, 8% Convertible Debentures in the principal amount of $125.3 million were converted at a price of $35.25 per share into approximately 3.6 million shares of common stock. The remaining 8% Convertible Debentures were redeemed for cash.

INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES

During the first quarter of 1997, approximately 35% of the Company's revenue was generated from international operations, and the Company expects that it will generate a significant portion of its revenue from international operations in the future. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe, principally Germany, France and the United Kingdom; Japan; Canada and Australia. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates.

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

The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, in the past, the Company's business has been adversely affected by weak economic conditions in Western Europe. In addition, the Company is subject to the risks of conducting business outside the United States, including changes in, or impositions of, legislative or regulatory requirements, tariffs, quotas, difficulty in obtaining export licenses, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors outside the Company's control. There can be no assurances that one or more of the foregoing factors will not have a material adverse effect on the Company's business or financial results in the future.

                                                                      Form 10-Q
                                                                        Page 19

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Product Development and Technological Change

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

The Company has historically generated a significant portion of its revenue and operating profits from the sale and maintenance of library and tape products designed for the mainframe marketplace. The Company anticipates that the marketplace for mainframe library and tape products will continue to experience a slower rate of growth as customers transition to the client/server environment. In order to continue to generate revenue growth for its Nearline products, the Company must expand its share of the market for mainframe library and tape products and successfully introduce new products for the client/server marketplace. The Company is focusing resources on expanding into new marketplaces including: investing in research and development of new applications and products for the open-systems marketplace; developing network-attached storage solutions; establishing a professional services consulting group to capitalize on the Company's expertise in information storage management; and expanding the Company's distribution channels. There can be no assurances that the Company will be successful in expanding into new markets.

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

In June 1996, the Company entered into a worldwide non-exclusive OEM agreement with IBM under which StorageTek develops and manufactures mainframe online storage products for IBM. IBM serves as StorageTek's primary worldwide distribution channel for mainframe online storage

                                                                      Form 10-Q
                                                                        Page 20

products and StorageTek does not anticipate that it will continue to sell these products directly to end-user customers during the three-year term of the agreement. This OEM arrangement represents a significant change from the Company's past business model. The Company's success in its mainframe online storage business is now significantly dependent upon achieving certain product quality, availability, supply, delivery and development milestones contained in the OEM agreement and IBM's continued support for and success in marketing these products to end-user customers. Because of lower OEM pricing and scheduled price reductions over the term of the agreement, the Company must reduce costs and expenses associated with manufacturing these products in order to achieve the expected benefits. In addition, subject to required lead times and minimum purchase commitment terms on behalf of IBM, the OEM arrangement may cause the Company to incur additional costs associated with unanticipated increases or decreases in manufacturing volumes. The agreement includes termination provisions. The Company may elect to terminate the agreement if IBM fails to meets its minimum volume commitments and would be entitled to receive certain amounts from IBM. The agreement may be terminated by IBM for convenience, or upon the occurrence of certain other conditions, in each case IBM would be required to make a payment to the Company. IBM may also elect to terminate the agreement upon the occurrence of certain instances of change in control of the Company or for cause. The Company's failure to achieve the milestones provided for in the agreement may result in reduced purchase commitments, the imposition of penalties and, under certain circumstances, IBM may terminate the agreement. There can be no assurances that the Company will achieve the milestones or that the Company will realize the anticipated benefits associated with the agreement.

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

Competition

The market for the Company's products is intensely competitive and subject to continuous, rapid technological change, frequent product performance improvements and price reductions. In the mainframe marketplace, competition comes from companies that have substantially greater resources, including IBM, Fujitsu Ltd., and Hitachi, Ltd., as well as several similarly sized companies, including Amdahl Corp. and EMC Corp. As it moves into the open-systems marketplace, the Company will face competition both from its traditional rivals and new sources. In the network connectivity and security product marketplace, the competition includes a number of large companies with significant market presence and resources, including IBM, Hewlett-Packard Company, and Computer Network Technologies Corp., as well as a number of other companies. The Company expects that the markets for its products will continue to change as customer buying patterns migrate to the open-systems and network environments, and as a result of focusing on emerging products and technologies. The Company's ability to compete will depend to a considerable extent on its ability to continuously develop and introduce new products and enhancements to existing products and expand its distribution channels. The Company's competitiveness could also be affected by cooperative alliances between the Company's

                                                                      Form 10-Q
                                                                        Page 21

competitors or other relationships between its competitors, who may emerge and rapidly acquire market share. These alliances and acquisitions may result in companies with increased market presence or proprietary technology in the Company's markets, as well as other companies being at various times, collaborators, competitors and customers in different markets. Increased competition may result in price reductions, delays in purchasing decisions as customers evaluate new competitive product offerings, reduced profit margins and declining market share, which may have a material adverse effect on the Company's business and financial results.

Intellectual Property

The Company's intellectual property rights are material assets and key to its business and competitive strength. StorageTek protects its intellectual property rights through a combination of patents, trademarks, copyrights, confidentiality procedures, trade secret laws and licensing arrangements. The Company's policy is to apply for patents, or other appropriate proprietary or statutory protection, when it develops new or improved technology that is important to its business. Such protection, however, may not preclude competitors from developing products similar to the Company's products. In addition, competitors may attempt to restrict the Company's ability to compete by advancing various intellectual property legal theories which could, if enforced by the courts, restrict the Company's ability to develop and manufacture interoperable products. Also, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. The Company also relies on certain technology that is licensed from others. The Company is unable to predict whether its license arrangements can be renewed on terms acceptable to the Company. The failure to successfully protect its intellectual property rights or obtain licenses from others as needed could have a material adverse effect on the Company's business and financial results. In 1996, the Company entered into an OEM agreement with IBM under which certain research and development activities will be partially funded by IBM; any technology that is developed will be owned by IBM, and subject to licensing rights by the Company.

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

                                                                      Form 10-Q
                                                                        Page 22

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

Earnings Fluctuations

The Company's revenue and reported earnings have fluctuated significantly in the past and may continue to fluctuate significantly in the future from quarter to quarter due to a variety of factors, including, among others, the effects of
(i) customers' historical tendencies to make purchase decisions near the end of the calendar year, (ii) the timing of the announcement and availability of products and product enhancements by the Company and its competitors, (iii) fluctuating foreign currency exchange rates, (iv) changes in the mix of products sold, (v) variations in customer acceptance periods for the Company's products, and (vi) global economic conditions.

Volatility of Stock Price

The trading price of the Company's common stock has fluctuated significantly in the past and, in the future, may continue to fluctuate. The Company's stock price may also be affected by industry conditions, new product or product development announcements by the Company or its competitors, announced acquisitions and joint ventures by the Company or its competitors, broad market trends unrelated to the Company's performance, general market and economic conditions, and foreign currency exchange rate fluctuations. In the future, if the Company's reported operating results are below the expectations of stock market analysts and investors, there could be an immediate and significant adverse effect on the trading price of the Company's common stock. Further, the volatility of the stock markets in recent years has caused wide fluctuations in trading prices of stocks of high technology companies independent of their individual operating results.

                                                                      Form 10-Q
                                                                        Page 23


                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

See Part I, Item 3 - Legal Proceedings, of the Company's Form 10-K for the fiscal year ended December 27, 1996, electronically filed with the Commission on March 7, 1997.

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties. The suit sought injunctive relief and damages in the amount of $2,400,000,000. On December 28, 1995, the court dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals. In April 1996, the trial court stayed discovery on the Company's counterclaim for breach of the covenant not to sue pending resolution of the appeal. In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case back to the District Court for further proceedings.

Information concerning legal proceedings is also contained in Note 6 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS identified in Part I of this Form 10-Q.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         11.0*             Computation of Earnings Per Common Share.

         27.0*             Financial Data Schedule.


         (b)      Reports on Form 8-K
                  No current reports on Form 8-K were filed during the quarter ended March 28, 1997.

--------
* Indicates Exhibits filed with this Quarterly Report on Form 10-Q.

                                                                      Form 10-Q
                                                                        Page 24


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            STORAGE TECHNOLOGY CORPORATION
                                                     (Registrant)




         May 9, 1997                               /s/ DAVID E. LACEY
-----------------------------         ------------------------------------------
           (Date)                                     David E. Lacey
                                                 Executive Vice President
                                               and Chief Financial Officer
                                              (Principal Financial Officer)





         May 9, 1997                            /s/ THOMAS G. ARNOLD
-----------------------------         ------------------------------------------
           (Date)                                 Thomas G. Arnold
                                        Vice President and Corporate Controller
                                              (Chief Accounting Officer)

                                EXHIBIT INDEX


Exhibit
Number          Description
-------         -----------
  11.0          Computation of Earnings Per Common Share

  27.0          Financial Data Schedule