Form 10-Q
period 1997-06-27
STORAGE TECHNOLOGY CORP
filed 1997-08-08
CIK 94673

Form 10-Q
===============================================================================



                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended June 27, 1997
                                     OR

      [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                to
                                     ----------------  ----------------

                        -----------------------------
                        COMMISSION FILE NUMBER 1-7534
                        -----------------------------

                       STORAGE TECHNOLOGY CORPORATION
           (Exact name of registrant as specified in its charter)


                 Delaware                              84-0593263
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)             Identification Number)



   2270 South 88th Street, Louisville,                 80028-4309
                 Colorado                              (Zip Code)
 (Address of principal executive offices)



     Registrant's Telephone Number, including area code:  (303) 673-5151

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ YES / / NO
                                                --       --

                    APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

COMMON STOCK ($.10 PAR VALUE) - 61,637,296 SHARES OUTSTANDING AT
AUGUST 1, 1997.

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                             INDEX TO FORM 10-Q
                                JUNE 27, 1997

                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

              Consolidated Balance Sheet                                    3

              Consolidated Statement of Operations                          4

              Consolidated Statement of Cash Flows                          5

              Consolidated Statement of Changes in
                 Stockholders' Equity                                       6

              Notes to Consolidated Financial Statements                    7

      Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       11

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                           24

      Item 4 - Submission of Matters to a Vote of Security Holders         25

      Item 6 - Exhibits and Reports on Form 8-K                            26

                                                                    Form 10-Q
                                                                       Page 3

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                          (In Thousands of Dollars)

                                                         06/27/97
                                                       (Unaudited)    12/27/96
                                                       -----------------------
ASSETS
Current assets:
 Cash, including cash equivalents                       $  473,358  $  388,401
 Short-term investments                                    127,918      29,176
 Accounts receivable, net                                  496,402     554,159
 Inventories (Note 2)                                      263,698     288,615
                                                         ---------   ---------
    Total current assets                                 1,361,376   1,260,351
Spare parts for maintenance, at cost (net)                  26,295      29,625
Property, plant and equipment, at cost (net)               310,776     327,534
Deferred income tax assets, net                            133,866     122,190
Other assets                                               114,488     144,576
                                                         ---------   ---------
                                                        $1,946,801  $1,884,276
                                                         =========   =========


LIABILITIES
Current liabilities:
 Current portion of other long-term debt                $    3,623  $    4,451
 Accounts payable                                           85,030      82,949
 Accrued liabilities                                       342,251     369,309
 Income taxes payable                                       68,912      79,471
                                                         ---------   ---------
    Total current liabilities                              499,816     536,180
8% Convertible subordinated debentures (Note 4)                        125,677
Other long-term debt                                        21,455      25,129
Deferred income tax liabilities                             27,746      16,307
                                                         ---------   ---------
     Total liabilities                                     549,017     703,293
                                                         ---------   ---------

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 150,000,000
  shares authorized; 62,265,901 shares issued at
  June 27, 1997, and 58,175,120 shares issued at
  December 27, 1996                                          6,227       5,818
Capital in excess of par value                           1,592,918   1,444,939
Accumulated deficit                                       (171,861)   (265,434)
Treasury stock of 698,140 shares at June 27, 1997,
 and 62,514 shares at December 27, 1996                    (26,374)       (790)
Unearned compensation                                       (3,126)     (3,550)
                                                         ---------   ---------
     Total stockholders' equity                          1,397,784   1,180,983
                                                         ---------   ---------
                                                        $1,946,801  $1,884,276
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

                                                                    Form 10-Q
                                                                       Page 4

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                       Quarter Ended        Six Months Ended
                                   --------------------------------------------
                                   06/27/97   06/28/96     06/27/97   06/28/96
                                   --------------------------------------------
Sales revenue                      $369,859   $340,782     $667,529   $658,080
Maintenance revenue                 147,165    138,523      288,090    274,706
                                    -------    -------      -------    -------
  Total revenue                     517,024    479,305      955,619    932,786
                                    -------    -------      -------    -------

Cost of sales                       199,793    198,421      365,198    385,467
Cost of maintenance                  83,491     74,568      159,758    147,089
                                    -------    -------      -------    -------
  Total cost of revenue             283,284    272,989      524,956    532,556
                                    -------    -------      -------    -------
  Gross profit                      233,740    206,316      430,663    400,230

Research and product
 development costs                   51,259     48,995       96,958     98,617
Marketing, general,
 administrative and other
 income and expense, net            115,116    104,516      217,654    212,630
                                    -------    -------      -------    -------
  Operating profit                   67,365     52,805      116,051     88,983

Interest income                       7,924      6,644       14,886     14,884
Interest expense                     (1,305)    (7,589)      (2,664)   (17,018)
                                    -------    -------      -------    -------
  Income before income taxes
   and extraordinary item            73,984     51,860      128,273     86,849

Provision for income taxes          (20,000)   (14,000)     (34,700)   (23,400)
                                    -------    -------      -------    -------
  Income before extraordinary
   item                              53,984     37,860       93,573     63,449

Extraordinary gain on sale of
 lease assets, net of income
 taxes of $8,200 (Note 3)                                                9,535
                                    -------    -------      -------    -------
  Net income                       $ 53,984   $ 37,860     $ 93,573   $ 72,984
                                    =======    =======      =======    =======


EARNINGS PER COMMON SHARE
   AND COMMON EQUIVALENTS (Note 8)
Primary:
  Income before extraordinary
   item                            $   0.87   $   0.70     $   1.50   $   1.18
  Extraordinary gain, net                                                 0.17
                                     ------     ------       ------     ------
                                   $   0.87   $   0.70     $   1.50   $   1.35
                                     ======     ======       ======     ======

  Weighted average common shares
   and equivalents                   62,253     54,417       62,240     53,943
                                     ======     ======       ======     ======

Fully Diluted:
  Income before extraordinary item            $   0.65                $   1.11
  Extraordinary gain, net                                                 0.15
                                                 -----                  ------
                                              $   0.65                $   1.26
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

                                                                    Form 10-Q
                                                                       Page 5

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                           (In Thousands of Dollars)

                                                            Six Months Ended
                                                        ----------------------
                                                          06/27/97    06/28/96
                                                        ----------------------
OPERATING ACTIVITIES
Cash received from customers                            $1,010,947  $1,194,900
Cash paid to suppliers and employees                      (766,739)   (848,444)
Interest received                                           14,151      14,884
Interest paid                                               (2,458)    (14,855)
Income taxes paid, net                                     (36,285)    (16,651)
                                                         ---------   ---------
   Net cash from operating activities                      219,616     329,834
                                                         ---------   ---------
INVESTING ACTIVITIES
Short-term investments, net                                (98,742)
Purchase of property, plant and equipment, net             (21,023)    (24,046)
Other assets, net                                            8,052      (1,882)
                                                         ---------   ---------
   Net cash used in investing activities                  (111,713)    (25,928)
                                                         ---------   ---------
FINANCING ACTIVITIES
Repurchases of common stock (Note 7)                       (26,108)
Repayments of nonrecourse borrowings (Note 3)                          (33,753)
Repayments of other debt (Note 3)                           (2,988)    (63,128)
Proceeds from employee stock plans                          15,015      14,987
                                                         ---------   ---------
   Net cash used in financing activities                   (14,081)    (81,894)
                                                         ---------   ---------
   Effect of exchange rate changes on cash                  (8,865)      3,266
                                                         ---------   ---------
Increase in cash and cash equivalents                       84,957     225,278
   Cash and cash equivalents - beginning
    of the period                                          388,401     264,502
                                                         ---------   ---------
Cash and cash equivalents - end of the period           $  473,358  $  489,780
                                                         =========   =========
RECONCILIATION OF NET INCOME TO NET CASH
   FROM OPERATING ACTIVITIES
Net income                                              $   93,573  $   72,984
Depreciation and amortization expense                       56,542      77,936
Translation loss                                            13,888       2,212
Other adjustments to income                                  5,314      10,142
Decrease in accounts receivable                             43,232       6,282
Decrease in notes receivable and sales-
 type leases (Note 3)                                                  237,188
(Increase) decrease in inventories                          26,650     (60,262)
Increase in equipment held for sale
 or lease, net                                                         (26,799)
Increase in spare parts for maintenance, net                (2,168)     (8,701)
(Increase) decrease in net deferred income
 tax asset                                                   8,589      (4,610)
Increase (decrease) in accounts payable
 and accrued liabilities                                   (15,830)      3,903
Increase (decrease) in income taxes payable                (10,174)     19,559
                                                         ---------   ---------
   Net cash from operating activities                   $  219,616  $  329,834
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

                                                                    Form 10-Q
                                                                       Page 6

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)
                           (In Thousands of Dollars)

                                                                   Capital in
                                                     Common        Excess of       Accumulated         Treasury         Unearned
                                                     Stock         Par Value         Deficit             Stock      Compensation
                                                     ---------------------------------------------------------------------------
Balances, December 27, 1996                          $5,818        $1,444,939      $(265,434)           $   (790)       $(3,550)

Shares issued in exchange for 8% Convertible
 Subordinated Debentures (3,553,204 shares)
 (Note 4)                                               355           123,560
Shares issued under stock purchase plan and for
 exercises of stock options (551,464 shares,
 including 13,878 shares of treasury stock)              54            24,407                                524
Repurchases of common stock
 (649,500 shares) (Note 7)                                                                               (26,108)

Net income                                                                            93,573

Other                                                                      12                                               424
                                                      -----         ---------       --------             -------         ------
Balances, June 27, 1997                              $6,227        $1,592,918      $(171,861)           $(26,374)       $(3,126)
                                                      =====         =========       ========             =======         ======

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

NOTE 2 - INVENTORIES
--------------------

Inventories consist of the following (in thousands of dollars):

                                             06/27/97           12/27/96
                                           -----------------------------

      Raw Materials                          $ 56,404           $ 76,152
      Work-In-Process                          76,371             78,834
      Finished Goods                          130,923            133,629
                                              -------            -------
                                             $263,698           $288,615
                                              =======            =======

NOTE 3 - SALE OF LEASE ASSETS
-----------------------------

In March 1996, StorageTek sold substantially all of its investment in sales-type leases, installment receivables, and equipment held subject to operating leases. The Company used a portion of the cash proceeds to retire its remaining nonrecourse borrowings and 9.53% Senior Secured Notes. This sale resulted in an extraordinary gain of $9,535,000, net of applicable taxes of $8,200,000, in the first quarter of 1996.

NOTE 4 - DEBT AND CREDIT AGREEMENT
----------------------------------

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

On April 9, 1997, the Company's $150,000,000 secured credit agreement was replaced with a new $150,000,000 unsecured credit agreement (the Revolver) which expires in May 2000. The interest rates under the Revolver depend on the type of advance selected. The primary advance rate is the agent bank's prime lending rate (8.5% as of June 27, 1997). Under the

                                                                    Form 10-Q
                                                                       Page 8

Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. As of June 27, 1997, the Company had issued letters of credit for approximately $36,913,000 and had approximately $113,087,000 of available credit under the Revolver.

NOTE 5 - RESTRUCTURING RESERVES
-------------------------------

During the fourth quarter of 1995, the Company adopted a formal action plan for restructuring its enterprise and network businesses. The restructuring was adopted in an effort to establish a more cost efficient business structure in response to competition. Elements of the Company's restructuring plan include focusing on its core businesses, outsourcing non-strategic activities, rearchitecting its distribution processes and channels, and accelerating the integration of Network Systems Corporation.

The following table summarizes the activity associated with the Company's restructuring reserves during the six months ended June 27, 1997 (in thousands of dollars):

                                Employee       Lease         Other
                               Severance   Abandonments   Exit Costs     Total
                             -------------------------------------------------

Balances, December 27, 1996     $16,152       $15,477       $1,980     $33,609

Cash payments                    (1,743)         (941)        (479)     (3,163)
                                 ------        ------        -----      ------

Balances, June 27, 1997         $14,409       $14,536       $1,501     $30,446
                                 ======        ======        =====      ======

The remaining restructuring reserves relate principally to the Company's plans to further integrate its sales administration organization and rearchitect its distribution processes in the United States and Europe. While the majority of these remaining accruals are expected to result in future cash outflows, these outflows are not expected to have a material effect on the Company's liquidity.

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

                                                                    Form 10-Q
                                                                       Page 9

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

On June 29, 1995, Odetics, Inc. (Odetics) filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company and two of its customers alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorneys fees and costs. In February 1996, a jury found that the Company's products did not infringe the 151 Patent. Odetics appealed and in June 1997, the U.S. Court of Appeals for the Federal Circuit reversed the district court's ruling and remanded the case back to the district court for further proceedings. The Company has requested a rehearing. A ruling is expected in the third quarter.

On December 8, 1995, Odetics filed a second patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company. The complaint alleges that the "cartridge access port" in certain of the Company's tape library products also infringes the 151 Patent. The complaint seeks injunctive relief, treble damages in an unspecified amount, and an award of attorneys fees and costs. This case has been stayed pending the outcome of the case filed by Odetics, Inc. on June 29, 1995, which is further described above.

On July 30, 1996, the Company received Civil Investigative Demands (CIDs) from the U.S. Department of Justice Antitrust Division concerning the original equipment manufacturer (OEM) agreement with IBM for mainframe online storage subsystems. The Company received additional CIDs in October 1996, February 1997, May 1997, and June 1997. The CIDs requested production of documents and testimony in connection with a review of the agreement for compliance with the Sherman Act. In July 1997, the Department of Justice requested the Company to provide it with further information. The Company has provided information and has engaged in discussions with the Department of Justice regarding the resolution of the investigation. In the event of an unfavorable outcome, the Company could be required to pay penalties, modify the agreement or terminate the agreement.

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

                                                                    Form 10-Q
                                                                      Page 10

NOTE 7 - REPURCHASES OF COMMON STOCK
------------------------------------

In February 1997, the Company announced a program to repurchase up to 1,500,000 shares of common stock on an annual basis. The intent of the repurchase program is to offset dilution associated with the Company's stock purchase and stock option plans. As of June 27, 1997, the Company had repurchased 649,500 shares of common stock at a cost of $26,108,000 under this program.

NOTE 8 - EARNINGS PER COMMON SHARE
----------------------------------

Fully diluted earnings per common share for the quarter and six months ended June 28, 1996, reflect the assumed conversion of the Company's 7% and 8% Convertible Subordinated Debentures, whereas these convertible securities were either not outstanding or were not dilutive in the same periods of 1997.

NOTE 9 - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share." SFAS No. 128, which is effective for periods ending after December 15, 1997, requires changes in the computation, presentation, and disclosure of earnings per share. All prior period earnings per share data must be restated to conform with the provisions of SFAS No. 128. The Company will adopt SFAS No. 128 during the fourth quarter 1997, but does not expect the new accounting standard to have a material impact on the Company's reported earnings per share.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130, which is effective for all periods beginning after December 15, 1997, establishes standards for reporting and displaying comprehensive income and its components with the same prominence as other financial statements. All prior periods must be restated to conform with the provisions of SFAS No.
130. The Company will adopt SFAS No. 130 during the first quarter of 1998, but does not expect the new accounting standard to have a material impact on the Company's reported financial results.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997, establishes new disclosure requirements for operating segments, including products, services, geographic areas, and major customers. The Company will adopt SFAS No. 131 for the 1998 fiscal year. The Company does not expect the new accounting standard to have a material impact on the Company's reported financial results.

                                                                    Form 10-Q
                                                                      Page 11

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                JUNE 27, 1997


CERTAIN STATEMENTS IN THE FOLLOWING DISCUSSION REGARDING THE COMPANY'S FUTURE PRODUCTS AND BUSINESS PLANS, FINANCIAL RESULTS, PERFORMANCE AND EVENTS ARE FORWARD-LOOKING STATEMENTS AND ARE BASED ON CURRENT EXPECTATIONS. ACTUAL RESULTS MAY DIFFER MATERIALLY DUE TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THE RISKS DETAILED BELOW IN "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS."


GENERAL
-------

Storage Technology Corporation (StorageTek or the Company) reported net income for the second quarter ended June 27, 1997, of $54.0 million on revenue of $517.0 million, compared to net income for the second quarter ended June 28, 1996, of $37.9 million on revenue of $479.3 million. Net income of $93.6 million was reported for the six months of 1997 on revenue of $955.6 million, compared to net income of $73.0 million for the six months of 1996 on revenue of $932.8 million. The Company's reported net income for the six months of 1996 includes an extraordinary gain of $9.5 million, net of taxes, associated with the sale of substantially all of the Company's lease assets.

Revenue increased 8% and 2% during the second quarter and six months of 1997, respectively, as compared to the same periods in 1996. The increase in revenue is primarily due to sales of mainframe online products to IBM, smaller-scale tape libraries for client/server attachment, open storage disk products, and an increase in maintenance revenue. The increase was partially offset by declines in sales of mainframe Nearline and network products, and unfavorable foreign currency exchange rate movements. The decreased sales of mainframe Nearline products was partially offset by increased sales of these products into new markets as a result of the Company's applications development. Overall gross profit margin increased to 45% in the second quarter and six months of 1997, as compared to 43% in the same periods of 1996. The increase was a result of increased product sales margins which was partially offset by a decrease in maintenance margins.

The Company's future revenue and operating results are significantly dependent upon the continued demand for its mainframe Nearline product offerings in their traditional markets; expanding the markets for its mainframe Nearline products through the development of new applications; increasing sales of products targeted for the client/server market; continuing to successfully fulfill its obligations under the OEM agreement with IBM; and expanding its product distribution channels. For discussion of these and other risk factors, see "Risk Factors That May Affect Future Results" below.

The Company's cash balances increased $85.0 million during the six months of 1997. Cash generated from operations of $219.6 million was partially offset by short-term investments of $98.7 million, repurchases of common stock at a cost of $26.1 million, and investments in property, plant and equipment of $21.0 million.

                                                                    Form 10-Q
                                                                      Page 12

The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information and revenue by product line which includes product sales, maintenance, and software revenue.

                                      Quarter Ended          Six Months Ended
                                     -----------------------------------------
                                     06/27/97  06/28/96     06/27/97  06/28/96
                                     -----------------------------------------
Revenue:
  Nearline products                     65.7%     67.9%        65.1%     66.7%
  Online products                       22.9      17.5         23.2      18.0
  Networking products                    7.1       8.8          7.2       9.6
  Other products                         4.3       5.8          4.5       5.7
                                       -----     -----        -----     -----
     Total revenue                     100.0     100.0        100.0     100.0
Cost of revenue                         54.8      57.0         54.9      57.1
                                       -----     -----        -----     -----
     Gross profit                       45.2      43.0         45.1      42.9
Research and product development
  costs                                  9.9      10.2         10.2      10.6
Marketing, general, administrative
  and other income and expense, net     22.3      21.8         22.8      22.8
                                       -----     -----        -----     -----
     Operating profit                   13.0      11.0         12.1       9.5
Interest income (expense), net           1.3      (0.2)         1.3      (0.2)
                                       -----     -----        -----     -----
     Income before income taxes and
       extraordinary item               14.3      10.8         13.4       9.3
Provision for income taxes              (3.9)     (2.9)        (3.6)     (2.5)
                                       -----     -----        -----     -----
     Income before
       extraordinary item               10.4       7.9          9.8       6.8
Extraordinary gain on sale of lease
  assets, net of income taxes                                             1.0
                                       -----     -----        -----     -----
     Net income                         10.4%      7.9%         9.8%      7.8%
                                       =====     =====        =====     =====

REVENUE
-------

NEARLINE PRODUCTS

Revenue from Nearline products increased 4% in the second quarter of 1997 as compared to the second quarter of 1996. Revenue from Nearline products for the six months of 1997 was unchanged, as compared to the same period in 1996. Sales revenue in the second quarter of 1997 increased compared to the same period in 1996 principally due to increased sales of TimberWolf, a family of smaller-scale libraries designed for client/server attachment, and RedWood SD-3 (RedWood), a high-capacity cartridge subsystem. The increased sales of RedWood was primarily due to the success of the Company's initiative to develop new applications. The Company's new applications include document management, scientific, imaging, and video applications. Sales revenue from the TimberLine 9490 (TimberLine), a 36-track cartridge subsystem, decreased in the second quarter of 1997, as compared to the same period in 1996. The decrease in TimberLine sales revenue was primarily due to delays in customer purchase decisions associated with the evaluation by customers of new mainframe technology and the expansion of the client/server market.
Sales of earlier generation Nearline products also continued to decline during the second quarter of 1997. Sales of the PowderHorn 9310 (PowderHorn), an Automated Cartridge System (ACS) Library, was unchanged in the

                                                                    Form 10-Q
                                                                      Page 13

second quarter of 1997, as compared to the second quarter of 1996. Maintenance revenue from Nearline products increased in the second quarter and six months of 1997, as compared to the same periods in 1996. Nearline sales and maintenance revenue during the second quarter and six months of 1997, as compared to the same periods of 1996, were unfavorably impacted by foreign currency exchange rate movements.

The Company anticipates that the market for mainframe Nearline products will continue to experience a slower rate of growth as customers transition to the client/server environment. Future revenue growth for Nearline products is dependent upon the continued customer demand for mainframe Nearline products, successfully introducing new products for the mainframe and client/server environments, and the continuing success of the Company's applications development initiative. The Company is currently developing new products and features which will provide its customers with increased functionality and reduce the cost of data storage. There can be no assurance that the Company will experience revenue growth in its mainframe Nearline products or that Nearline products targeted for the client/server and new applications markets will continue to gain market acceptance in the future. Additionally, there can be no assurances that new Nearline products and features currently under development will be completed in a timely manner or gain market acceptance.

ONLINE PRODUCTS

Revenue from online products increased 41% and 32% in the second quarter and six months of 1997, respectively, compared to the same periods in 1996. The increase was primarily due to increased hardware sales volumes and incremental software revenue for mainframe online products under the OEM agreement with IBM. Sales of the Company's mainframe online products in the second quarter and six months of 1996 were to end-users through the Company's direct sales force. Sales revenue of open storage disk products also increased in the second quarter and six months of 1997, as compared to the same periods of 1996. Maintenance revenue for online products decreased in the second quarter and six months of 1997, as compared to the same periods in 1996.

The Company anticipates the OEM agreement with IBM will continue to benefit the Company through increased market penetration for mainframe online products, provided that the Company continues to successfully fulfill its obligations under the agreement. Additionally, the OEM agreement is also expected to allow the Company to redirect resources to other products and services outside the Company's traditional marketplace. See "Risk Factors That May Affect Future Results - Dependence on IBM," for description of risks which could adversely impact the success of the OEM agreement.

NETWORK PRODUCTS

Revenue from network products decreased 14% and 23% in the second quarter and six months of 1997, respectively, compared to the same periods in 1996. The decrease is due primarily to the continued decline in revenue from channel extension products, as well as the sale of a non-strategic network business in the third quarter of 1996.

                                                                    Form 10-Q
                                                                      Page 14

GROSS PROFIT
------------

Overall gross profit margins increased to 45% in the second quarter and six months of 1997, compared to 43% for the same periods of 1996, due to an increase in product sales margins. This increase was partially offset by a decrease in maintenance margins.

Product sales margins increased to 46% and 45% in the second quarter and six months of 1997, respectively, compared to 42% and 41% in the second quarter and six months of 1996, respectively. The improvement in 1997 was primarily due to increased manufacturing volumes of mainframe online products, and incremental sales of higher margin software products. Sales margins for Nearline products decreased in the second quarter and six months of 1997 as compared to the same periods of 1996, primarily as a result of decreasing margins on sales of earlier generation Nearline products. Product sales margins in the second quarter and six months of 1997 benefited from a change in classification of approximately $8.4 million and $16.7 million, respectively, of advanced manufacturing costs, which are now included within research and product development costs in the Consolidated Statement of Operations.

Maintenance margins decreased to 43% and 45% in the second quarter and six months of 1997, respectively, compared to 46% in both the second quarter and six months of 1996. The decline is primarily attributable to costs associated with the Company's entry into the professional consulting services business.

The Company's ability to sustain or improve product sales margins during the remainder of 1997 is significantly dependent upon the Company's continued success in reducing manufacturing costs in all of its product lines. The Company anticipates that the product sales margins for its mainframe online products will be pressured due to scheduled price reductions over the term of the OEM agreement with IBM. The Company expects that lower manufacturing costs resulting from increased volumes and operating expense savings will partially offset pricing pressures, but the Company must further reduce costs and expenses associated with manufacturing these products in order to achieve expected benefits. Product sales margins also may be affected by inventory reserves and writedowns resulting from rapid technological changes and delays in gaining market acceptance for new products. Maintenance margins may be affected in the future by increased competition and the Company's ability to successfully establish its professional consulting services business.

RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------

Research and product development costs increased 5% in the second quarter of 1997 and decreased 2% in the six months of 1997, compared to the same periods in 1996. As a percent of revenue, research and product development costs were 10% in both the second quarter and six months of 1997, compared to 10% and 11% in the second quarter and six months of 1996, respectively. Research and product development costs for the second quarter and six months of 1997 include incremental costs of approximately $8.4 million and $16.7 million, respectively, due to the reclassification of costs associated with certain advanced manufacturing activities which were previously included within cost of sales in the Consolidated Statement of Operations. The decrease in research and product development costs for the second quarter and six months of 1997, after considering this reclassification, reflects IBM's agreement to partially fund the development of enhancements for mainframe online products.

                                                                    Form 10-Q
                                                                      Page 15

MARKETING, GENERAL, ADMINISTRATIVE AND OTHER
--------------------------------------------

Marketing, general, administrative and other income and expense (MG&A and Other) increased 10% and 2% in the second quarter and six months of 1997, respectively, compared to the same periods in 1996. The increase is primarily due to employee profit-sharing and bonus expenses associated with higher levels of profitability in the six months of 1997, and increased promotional activities associated with the Company's Nearline product strategy. The increase was partially offset by gains realized on the sale of accounts receivable of $7.2 million and $12.1 million in the second quarter and six months of 1997, respectively. See "Liquidity and Capital Resources - Available Financing Lines" for further description of these account receivable sales.

INTEREST INCOME AND EXPENSE
---------------------------

Interest income increased 19% in the second quarter of 1997, as compared to the second quarter of 1996, as a result of an increase in cash available for investment. Interest income was unchanged during the six months of 1997, as compared to the six months of 1996, as the additional interest income associated with increased cash balances was offset by a decrease in interest income associated with lease assets which were sold in March 1996.

Interest expense decreased 83% and 84% in the second quarter and six months of 1997, respectively, as compared to the same periods of 1996. The decrease was due to the Company's redemption of all its outstanding 7% and 8% Convertible Subordinated Debentures in July 1996 and January 1997, respectively.

INCOME TAXES
------------

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, management has determined that the Company will more likely than not realize $133.9 million of deferred income tax assets as of June 27, 1997. The Company's valuation allowance of $58.5 million as of June 27, 1997, was established based upon the consideration of a variety of factors, including the Company's earnings history, the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, near-term expectations, and the highly competitive nature of the high-technology marketplace.

The provision for income taxes relates primarily to U.S. federal and state taxes. The Company anticipates that the effective tax rate will increase to the extent its remaining net deductible temporary differences, tax credit carryforwards, and net operating loss carryforwards in the United States become fully recognizable in future periods.

EXTRAORDINARY GAIN
------------------

In March 1996, StorageTek sold substantially all of the Company's net investment in sales-type leases, installment receivables, and equipment held subject to operating leases. This sale resulted in an extraordinary gain of $9.5 million, net of applicable taxes of $8.2 million, in the first quarter of 1996.

                                                                    Form 10-Q
                                                                      Page 16

RESTRUCTURING
-------------

During the fourth quarter of 1995, the Company adopted a formal action plan for restructuring its enterprise and network businesses. The restructuring was adopted in an effort to establish a more cost efficient business structure in response to competition. Elements of the Company's restructuring plan include focusing on core businesses and outsourcing non-strategic activities, rearchitecting its distribution processes and channels, and accelerating the integration of Network Systems Corporation.

The following table summarizes the activity associated with the Company's restructuring reserves during the six months ended June 27, 1997 (in thousands of dollars):

                               Employee       Lease         Other
                              Severance   Abandonments   Exit Costs      Total
                              ------------------------------------------------

Balances, December 27, 1996     $16,152       $15,477       $1,980     $33,609

Cash payments                    (1,743)         (941)        (479)     (3,163)
                                 ------        ------        -----      ------

Balances, June 27, 1997         $14,409       $14,536       $1,501     $30,446
                                 ======        ======        =====      ======

The remaining restructuring reserves relate principally to the Company's plans to further integrate its sales administration organization and rearchitect its distribution processes in the United States and Europe. While the majority of these remaining accruals are expected to result in future cash outflows, these outflows are not expected to have a material effect on the Company's liquidity.

The elimination of recurring costs associated with the restructuring was expected to yield expense reductions on an annual basis of approximately $125 million at the time of the restructuring. During 1996, the Company exceeded these expected expense reductions. While the Company has completed or is evaluating various outsourcing and automation projects in order to gain improvements in operating efficiencies, the Company does not anticipate that any material incremental costs will be incurred as part of the restructuring which would offset the anticipated expense reductions.

The Company believes that its restructuring programs have eliminated certain non-essential functions and excess costs. Based on current short- and long-term forecasts, the Company believes that such cost reductions will benefit future operations. The continued success of the Company's ongoing restructuring activities is critical to achieving improved operating results in future periods. There can be no assurance that the anticipated expense reductions will be achieved, or that the Company's restructuring activities will otherwise be successful or sufficient to allow the Company to continue to generate improved operating results in future periods. It is possible that changes in the Company's business or in its industry may necessitate restructuring charges in the future.

                                                                    Form 10-Q
                                                                      Page 17

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL

During the six months of 1997, the Company's cash and short-term investment balances increased $85.0 million and $98.7 million, respectively. Operating activities generated $219.6 million in cash during the six months of 1997, which was partially offset by short-term investments of $98.7 million, repurchases of common stock at a cost of $26.1 million, and net investments in property, plant and equipment of $21.0 million. During six months of 1996, net cash from operating activities was $329.8 million, which included cash received from the sale of lease assets and was partially offset by net repayments of nonrecourse borrowings and other debt.

The current ratio increased to 2.7 as of June 27, 1997, from 2.4 as of December 27, 1996. The increase was principally due to the increase in cash and short-term investments. Accounts receivable decreased $57.8 million, from $554.2 million as of December 27, 1996, to $496.4 million as of June 27, 1997, primarily as a result of the decreased level of sales in the second quarter of 1997, as compared to the fourth quarter of 1996. Inventory balances decreased from $288.6 million as of December 27, 1996, to $263.7 million as of June 27, 1997, principally as a result of a reduction in raw materials and benefits associated with a recently implemented finished goods inventory delivery process.

AVAILABLE FINANCING LINES

On April 9, 1997, the Company's $150 million secured credit agreement was replaced with a new $150 million unsecured credit agreement (the Revolver) which expires in May 2000. The interest rates under the Revolver depend on the type of advance selected. The primary advance rate is the agent bank's prime lending rate (8.5% as of June 27, 1997). Under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. As of June 27, 1997, the Company had issued letters of credit for approximately $36.9 million and had approximately $113.1 million of available credit under the Revolver.

In December 1996, the Company entered into a financing agreement with a bank which provides for the issuance of promissory notes in the principal amount of up to $25 million at any one time. The agreement, which expires on January 15, 1998, provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies with the foreign currency exchange rate applicable to each note set at the time the Company commits to a future borrowing. The promissory notes, together with accrued interest, are payable in U.S. dollars within 90 to 110 days from the date of issuance and will bear interest at rates equal to the Eurodollar rate plus at least 0.50% (6.28% as of June 27, 1997). Under the terms of the agreement, the Company is required to comply with certain covenants which can, under certain circumstances, include the maintenance of compensating cash balances. As of June 27, 1997, the Company had not committed to any future borrowings under this facility.

In January 1996, the Company entered into a financing agreement with a bank which provides for the sale of certain U.S. and foreign based accounts receivable on a recourse basis. The agreement expires on January 31, 1998, and allows for receivable sales of up to $40 million at any one time. The Company's obligations under the agreement are secured by a letter of credit

                                                                    Form 10-Q
                                                                      Page 18

for the amount of the receivables sold. The selling price of the receivables is partially determined based upon foreign currency exchange rates, and any gains or losses on the sales are recognized within MG&A and Other in the Consolidated Statement of Operations at the time the receivables are sold. During the second quarter and six months ended June 27, 1997, the Company sold approximately $75.5 million and $184.6 million, respectively, of receivables in connection with this agreement. As of June 27, 1997, the outstanding balance associated with receivables sold on a recourse basis, but not collected, was approximately $36.2 million, and the Company had committed to future cumulative receivable sales of approximately $181.1 million. Gains and losses associated with receivable sales have not historically had, and are not expected in the future to have, a material effect on the Company's reported financial results after taking into consideration other transactions associated with the Company's international operations. Based upon the Company's past credit and collection experience with respect to the receivables that it expects to sell, the Company does not believe that it has a material credit risk under the recourse provisions included in the agreement.

The Company believes it has adequate working capital and financing capabilities to meet its anticipated operating and capital requirements for the next 12 months. Over the longer term, the Company intends to continue to commit substantial amounts of its resources to research and development projects and may, from time to time, as business opportunities arise, invest in or acquire complementary businesses, products or technologies. The Company may choose to fund these activities through the issuance of additional equity or debt financing. Any equity or convertible debt financing could result in dilution to the Company's stockholders. There can be no assurance that additional financing, if required, can be completed on terms acceptable to the Company.

TOTAL DEBT-TO-CAPITALIZATION

The Company's total debt-to-capitalization ratio decreased from 12% as of December 27, 1996, to 2% as of June 27, 1997. The decrease resulted primarily from the redemption of the Company's 8% Convertible Subordinated Debentures (8% Convertible Debentures) in January 1997, and was partially offset by repurchases of common stock during the six months of 1997. These repurchases were pursuant to a program announced in February 1997 to repurchase up to 1.5 million shares of the Company's common stock on an annual basis to offset dilution associated with stock purchase and stock option plans. As of June 27, 1997, the Company had repurchased 649,500 shares of common stock at a cost of $26.1 million.

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

INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES
-----------------------------------------------

During the second quarter and six months of 1997, approximately 34% and 35%, respectively, of the Company's revenue was generated from international operations, and the Company expects that it will generate a significant portion of its revenue from international operations in

                                                                    Form 10-Q
                                                                      Page 19

the future. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe, principally Germany, France and the United Kingdom; Japan; Canada and Australia. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates.

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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------

PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

The Company operates in markets characterized by rapid technological advances and changing customer demands, which necessitate frequent product introductions and enhancements. The Company's results of operations and competitive strength depend upon its ability to successfully and rapidly develop new products and enhancements to its existing products. Short product life cycles and product transitions are a recurring part of the Company's business cycle and require the Company to manage the risks inherent in the transition process. The Company must make significant investments in research and product development and successfully introduce competitive new products and enhancements on a timely basis. The development of new technology, products, and enhancements is complex and involves uncertainties, which increases the risk of delays in the introduction of new products and enhancements. From time to time the Company has encountered product development delays that have adversely affected the Company's financial results and competitive position in the market. There can be no assurances that the Company will not encounter development or production delays, or that despite intensive testing by the Company, flaws in design or production will not occur and trigger substantial repair or replacement costs and damage the Company's reputation. As a result, the Company's operating results could be adversely affected by these factors.

                                                                    Form 10-Q
                                                                      Page 20

The Company has historically generated a significant portion of its revenue and operating profits from the sale and maintenance of library and tape products designed for the mainframe marketplace. The Company anticipates that the marketplace for mainframe library and tape products will continue to experience a slower rate of growth as customers transition to the client/server environment. Future revenue growth for Nearline products is dependent upon the continued customer demand for mainframe Nearline products, successfully introducing new products for the client/server environment, and the continuing success of the Company's application development initiative. The Company is focusing resources on expanding into new markets including: investing in research and development of new applications and products for the open-systems marketplace; developing network-attached storage solutions; establishing a professional services consulting group to capitalize on the Company's expertise in information storage management; and expanding the Company's distribution channels. There can be no assurance that the Company will be successful in expanding into new markets or establishing distribution channels.

DEPENDENCE ON IBM

Many of the Company's products are designed to be compatible with certain IBM operating systems, and many of its products function like IBM equipment due to the significance of the IBM computer operating environments. Future revenue from products and maintenance is therefore dependent on continued widespread acceptance in the marketplace of, and IBM's continued support of, these products.

In June 1996, the Company entered into a worldwide non-exclusive OEM agreement with IBM under which StorageTek develops and manufactures mainframe online storage products for IBM. IBM serves as StorageTek's primary worldwide distribution channel for mainframe online storage products and StorageTek does not anticipate that it will continue to sell these products directly to end-user customers during the term of the agreement, which runs through December 1999. The Company's success in its mainframe online storage business is significantly dependent upon achieving certain product quality, availability, supply, delivery and development milestones contained in the OEM agreement and IBM's continued support for and success in marketing these products to end-user customers. Because of scheduled price reductions over the term of the agreement, the Company must reduce costs and expenses associated with manufacturing these products in order to achieve the expected benefits. In addition, subject to required lead times and minimum purchase commitment terms on behalf of IBM, the OEM arrangement may cause the Company to incur additional costs associated with unanticipated increases or decreases in manufacturing volumes. The agreement includes termination provisions. The Company may elect to terminate the agreement if IBM fails to meet its minimum volume commitments and would be entitled to receive certain amounts from IBM. The agreement may be terminated by IBM for convenience, or upon the occurrence of certain other conditions, in each case IBM would be required to make a payment to the Company. IBM may also elect to terminate the agreement upon the occurrence of certain instances of change in control of the Company or for cause. The Company's failure to achieve the milestones provided for in the agreement may result in reduced purchase commitments, the imposition of penalties and, under certain circumstances, IBM may terminate the agreement. There can be no assurances that the Company will achieve the milestones or that the Company will realize the anticipated benefits associated with the agreement.

                                                                    Form 10-Q
                                                                      Page 21

On July 30, 1996, the Company received Civil Investigative Demands (CIDs) from the U.S. Department of Justice Antitrust Division concerning the OEM agreement with IBM for mainframe online storage subsystems. The Company received additional CIDs in October 1996, February 1997, May 1997, and June 1997. The CIDs requested production of documents and testimony in connection with a review of the agreement for compliance with the Sherman Act. In July 1997, the Department of Justice requested the Company to provide it with further information. The Company has provided information and has engaged in discussions with the Department of Justice regarding the resolution of the investigation. While the Company believes that the agreement is in compliance with antitrust laws, it is unable to predict the outcome of the investigation or the discussions. In the event of an unfavorable outcome, the Company could be required to pay penalties, modify the agreement or terminate the agreement.

COMPETITION

The market for the Company's products is intensely competitive and subject to continuous, rapid technological change, frequent product performance improvements and price reductions. Competition in the mainframe marketplace comes from companies with significant resources, including IBM, EMC Corp., and Hitachi, Ltd. As the Company moves into the client/server marketplace, it will face its traditional rivals, as well as new competitors. In the network connectivity marketplace and the professional services consulting arena, the competition includes a number of large companies with significant market presence and resources. The Company's ability to compete in both its existing and new markets will depend to a considerable extent on its ability to continuously develop and introduce new products and enhancements to existing products and expand the distribution channels for all of its products. The Company's competitiveness could also be affected by cooperative alliances between the Company's competitors or other relationships between its competitors, who may emerge and rapidly acquire market share or proprietary technology. These alliances and acquisitions may result in companies being at various times, collaborators, competitors and customers in different markets. Increased competition may result in price reductions, delays in purchasing decisions as customers evaluate new competitive product offerings, reduced profit margins and declining market share, which may have a material adverse effect on the Company's business and financial results.

INTELLECTUAL PROPERTY

The Company's intellectual property rights are material assets and key to its business and competitive strength. StorageTek protects its intellectual property rights through a combination of patents, trademarks, copyrights, confidentiality procedures, trade secret laws and licensing arrangements.
The Company's policy is to apply for patents, or other appropriate proprietary or statutory protection, when it develops new or improved technology that is important to its business. Such protection, however, may not preclude competitors from developing products similar to the Company's products. In addition, competitors may attempt to restrict the Company's ability to compete by advancing various intellectual property legal theories which could, if enforced by the courts, restrict the Company's ability to develop and manufacture interoperable products. Also, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. The Company also relies on certain technology that is licensed from others. The Company is unable to predict whether its license arrangements can be renewed on terms acceptable to the Company. The failure to successfully protect its intellectual property rights or obtain licenses from others as needed could have a

                                                                    Form 10-Q
                                                                      Page 22

material adverse effect on the Company's business and financial results. In 1996, the Company entered into an OEM agreement with IBM under which certain research and development activities are partially funded by IBM. Any technology that is developed under this agreement will be owned by IBM, and subject to licensing rights by the Company.

The high technology industry is characterized by vigorous pursuit and protection of intellectual property rights or positions, which in some instances has resulted in significant litigation that is often protracted and expensive. From time to time, StorageTek has commenced actions against other companies to protect or enforce its intellectual property rights. Similarly, from time to time, other companies have commenced actions against StorageTek claiming infringement of certain patent or other intellectual property rights. Licenses or royalty agreements are generally offered in such situations. Litigation by or against the Company may result in significant expense and divert the efforts of the Company's technical and management personnel, whether or not such litigation results in any determination unfavorable to the Company. In the event of an adverse result, the Company could be required to pay substantial damages; cease the manufacture, use and sale of infringing products; expend significant resources to develop non-infringing technology; or discontinue the use of certain processes if it is unable to enter into royalty arrangements. There can be no assurances that litigation will not be commenced in the future regarding patents, copyrights, trademarks or trade secrets or that any license, royalty or other rights can be obtained on acceptable terms, or at all. StorageTek is currently engaged in certain proceedings relating to its intellectual property and alleged patent infringements. See Note 6 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information with respect to the Company's legal proceedings.

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

EARNINGS FLUCTUATIONS

The Company's revenue and reported earnings have fluctuated significantly in the past and may continue to fluctuate significantly in the future from quarter to quarter due to a variety of factors.

                                                                    Form 10-Q
                                                                      Page 23

Factors that may have a significant affect on periodic revenue and operating results include, among others: (i) customers' historical tendencies to make purchase decisions near the end of the calendar year, (ii) the timing of the announcement and availability of products and product enhancements by the Company and its competitors, (iii) fluctuating foreign currency exchange rates, (iv) changes in the mix of products sold, (v) variations in customer acceptance periods for the Company's products, and (vi) global economic conditions.

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

COMPUTER SYSTEMS RISKS ASSOCIATED WITH THE YEAR 2000

The Company's product lines include information storage systems and network products which store, retrieve and transmit data. In order to properly process this data, the Company's products must manage and manipulate data that includes both 20th and 21st century dates (Year 2000 Compliant). The Company has taken steps to address the year 2000 concerns and believes its products are Year 2000 Compliant provided they have been upgraded to include all recommended engineering changes. There can be no assurances, however, that the Company's products are fully Year 2000 Compliant. The inability of these products to properly manage and manipulate data in the year 2000 could result in a material adverse impact on the Company, including increased warranty costs, customer satisfaction issues, and potential lawsuits.

The Company is currently installing significant new internal business and financial information systems in connection with operating its business. These systems are believed to be Year 2000 Compliant. The Company is also identifying and implementing changes to its other information systems in order to make them Year 2000 Compliant. While the Company currently expects that the year 2000 will not pose significant operational problems, delays in the implementation of new information systems, or a failure to fully identify all year 2000 dependencies in the Company's systems could result in material adverse consequences, including delays in the delivery or sale of products.

                                                                    Form 10-Q
                                                                      Page 24

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

See Part I, Item 3 - Legal Proceedings, of the Company's Form 10-K for the fiscal year ended December 27, 1996, filed with the Commission on March 7, 1997.

On June 29, 1995, Odetics, Inc. (Odetics) filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company and two of its customers alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorneys fees and costs. In February 1996, a jury found that the Company's products did not infringe the 151 Patent. Odetics appealed and in June 1997, the U.S. Court of Appeals for the Federal Circuit reversed the district court's ruling and remanded the case back to the district court for further proceedings. The Company has requested a rehearing. A ruling is expected in the third quarter.

On December 8, 1995, Odetics filed a second patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company. The complaint alleges that the "cartridge access port" in certain of the Company's tape library products also infringes the 151 Patent. The complaint seeks injunctive relief, treble damages in an unspecified amount, and an award of attorneys fees and costs. This case has been stayed pending the outcome of the case filed by Odetics, Inc. on June 29, 1995, which is further described above.

On July 30, 1996, the Company received Civil Investigative Demands (CIDs) from the U.S. Department of Justice Antitrust Division concerning the original equipment manufacturer (OEM) agreement with IBM for mainframe online storage subsystems. The Company received additional CIDs in October 1996, February 1997, May 1997, and June 1997. The CIDs requested production of documents and testimony in connection with a review of the agreement for compliance with the Sherman Act. In July 1997, the Department of Justice requested the Company to provide it with further information. The Company has provided information and has engaged in discussions with the Department of Justice regarding the resolution of the investigation. In the event of an unfavorable outcome, the Company could be required to pay penalties, modify the agreement or terminate the agreement.

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

                                                                    Form 10-Q
                                                                      Page 25

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The annual meeting of stockholders of the Company was held on May 22, 1997. A quorum of stockholders was represented at the meeting in person or by proxy.

A board of ten directors was to be elected at the meeting. All of management's nominees as listed in the Company's proxy statement were elected. The following directors were elected at the meeting:

                                                     FOR             WITHHELD
                                                  ----------         --------
David E. Weiss                                    54,107,751          289,585
William L. Armstrong                              54,119,590          277,746
J. Harold Chandler                                53,985,822          411,514
Paul Friedman                                     54,121,561          275,775
William R. Hoover                                 47,794,287        6,603,049
Stephen J. Keane                                  54,123,988          273,348
Robert E. La Blanc                                54,127,684          269,652
Robert E. Lee                                     54,127,649          269,687
Harrison Shull                                    54,119,803          277,533
Richard C. Steadman                               54,125,259          272,077

During the annual meeting, a stockholder nominated Seymour Licht to serve as a director. Dr. Licht received 23,906 votes in favor of his election, which was less than any of management's ten nominees. Thus Dr. Licht was not elected as a director.

At the annual meeting, the stockholders approved amendments to the Company's 1995 Equity Participation Plan and the reservation of an additional 2,200,000 shares of Common Stock for issuance under the Plan, by a vote of 44,497,814 in favor to 8,233,468 against, with 1,666,054 abstentions. The stockholders also ratified the appointment of Price Waterhouse LLP as the Company's independent accountants for the current fiscal year, by a vote of 54,241,947 in favor, to 80,508 against, with 74,881 abstentions. There were no broker non-votes for either of these proposals.

The stockholders did not approve a stockholder proposal requesting the Board of Directors to consider adopting stock ownership requirements for directors, by a vote of 1,786,952 in favor, to 39,214,405 against, with 4,243,729 abstentions, and 9,152,250 broker non-votes.

                                                                    Form 10-Q
                                                                      Page 26

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

      (a) Exhibits

      10.1*    1995 Equity Participation Plan, as amended February 1997.

      10.2* Credit Agreement dated as of April 9, 1997, among the Company, Bank of America National Trust and Savings Association, and the other Financial Institutions Party thereto.

      10.3* Employment and Termination Agreement dated June 26, 1997, between the Company and John V. Williams.

      11.0*    Computation of Earnings Per Common Share.

      27.0*    Financial Data Schedule.


      (b) Reports on Form 8-K

          No current reports on Form 8-K were filed during the quarter ended June 27, 1997.










------------------------------------

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



                                           STORAGE TECHNOLOGY CORPORATION
                                                    (Registrant)




        August 8, 1997                           /s/ DAVID E. LACEY
-----------------------------           ---------------------------------------
            (Date)                                   David E. Lacey
                                                Executive Vice President
                                              and Chief Financial Officer
                                             (Principal Financial Officer)






        August 8, 1997                          /s/ THOMAS G. ARNOLD
-----------------------------           ---------------------------------------
            (Date)                                  Thomas G. Arnold
                                        Vice President and Corporate Controller
                                               (Chief Accounting Officer)