Form 10-Q
period 1997-09-26
STORAGE TECHNOLOGY CORP
filed 1997-11-07
CIK 94673

Form 10-Q
=============================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

       [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period Ended September 26, 1997
                                     OR

       [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
       For the transition period from________________to_______________


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

COMMON STOCK ($.10 PAR VALUE) - 53,538,897 SHARES OUTSTANDING AT
OCTOBER 31, 1997.

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                             INDEX TO FORM 10-Q
                             SEPTEMBER 26, 1997

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

                                                                    Form 10-Q
                                                                       Page 3
               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                          (In Thousands of Dollars)

                                                         09/26/97
                                                       (Unaudited)    12/27/96
                                                       -----------------------
ASSETS
Current assets:
 Cash, including cash equivalents                       $  454,535  $  388,401
 Short-term investments                                    246,010      29,176
 Accounts receivable, net                                  492,689     554,159
 Inventories (Note 2)                                      276,007     288,615
                                                         ---------   ---------
    Total current assets                                 1,469,241   1,260,351
Spare parts for maintenance, at cost (net)                  23,866      29,625
Property, plant and equipment, at cost (net)               301,857     327,534
Deferred income tax assets, net                            135,450     122,190
Other assets                                               101,322     144,576
                                                         ---------   ---------
                                                        $2,031,736  $1,884,276
                                                         =========   =========


LIABILITIES
Current liabilities:
 Current portion of other long-term debt                $    3,295  $    4,451
 Accounts payable                                          109,945      82,949
 Accrued liabilities                                       354,589     369,309
 Income taxes payable                                       63,872      79,471
                                                         ---------   ---------
    Total current liabilities                              531,701     536,180
8% Convertible subordinated debentures (Note 4)                        125,677
Other long-term debt                                        20,352      25,129
Deferred income tax liabilities                             32,245      16,307
                                                         ---------   ---------
     Total liabilities                                     584,298     703,293
                                                         ---------   ---------

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 150,000,000
 shares authorized; 62,233,176 shares issued
 at September 26, 1997, and 58,175,120 shares
 issued at December 27, 1996                                 6,223       5,818
Capital in excess of par value                           1,597,280   1,444,939
Accumulated deficit                                       (117,331)   (265,434)
Treasury stock of 879,015 shares at September 26, 1997,
 and 62,514 shares at December 27, 1996                    (36,099)       (790)
Unearned compensation                                       (2,635)     (3,550)
                                                         ---------   ---------
     Total stockholders' equity                          1,447,438   1,180,983
                                                         ---------   ---------
                                                        $2,031,736  $1,884,276
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

                                    Quarter Ended         Nine Months Ended
                                 ---------------------------------------------
                                 09/26/97   09/27/96    09/26/97      09/27/96
                                 ---------------------------------------------
Sales revenue                    $371,235   $348,122   $1,038,764   $1,006,202
Maintenance revenue               153,933    137,963      442,023      412,669
                                  -------    -------    ---------    ---------
    Total revenue                 525,168    486,085    1,480,787    1,418,871
                                  -------    -------    ---------    ---------

Cost of sales                     201,818    222,101      567,016      607,568
Cost of maintenance                83,565     71,450      243,323      218,539
                                  -------    -------    ---------    ---------
    Total cost of revenue         285,383    293,551      810,339      826,107
                                  -------    -------    ---------    ---------
    Gross profit                  239,785    192,534      670,448      592,764

Research and product
 development costs                 52,445     36,898      149,403      135,515
Marketing, general,
 administrative and other
 income and expense, net          120,597    104,384      338,251      317,014
                                  -------    -------    ---------    ---------
    Operating profit               66,743     51,252      182,794      140,235

Interest income                     8,807      6,626       23,693       21,510
Interest expense                     (820)    (4,378)      (3,484)     (21,396)
                                  -------    -------    ---------    ---------
    Income before income taxes
     and extraordinary item        74,730     53,500      203,003      140,349

Provision for income taxes        (20,200)   (14,000)     (54,900)     (37,400)
                                  -------    -------    ---------    ---------
    Income before extraordinary
     item                          54,530     39,500      148,103      102,949

Extraordinary gain on sale of
 lease assets, net of income
 taxes of $8,200 (Note 3)                                                9,535
                                  -------    -------    ---------    ---------
    Net income                   $ 54,530   $ 39,500   $  148,103   $  112,484
                                  =======    =======    =========    =========


EARNINGS PER COMMON SHARE
 AND COMMON EQUIVALENTS (Note 8)
Primary:
  Income before extraordinary
   item                          $   0.87   $   0.65   $     2.38   $     1.83
  Extraordinary gain, net                                                 0.17
                                   ------     ------       ------       ------
                                 $   0.87   $   0.65   $     2.38   $     2.00
                                   ======     ======       ======       ======

  Weighted average common shares
   and equivalents                 62,598     61,080       62,359       56,336
                                   ======     ======       ======       ======

Fully Diluted:
  Income before extraordinary item                                  $     1.75
  Extraordinary gain, net                                                 0.15
                                                                        ------
                                                                    $     1.90
                                                                        ======

  The accompanying notes are an integral part of the consolidated financial statements.

                                                                    Form 10-Q
                                                                       Page 5
             STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)
                        (In Thousands of Dollars)
                                                         Nine Months Ended
                                                     --------------------------
                                                       09/26/97      09/27/96
                                                     --------------------------
OPERATING ACTIVITIES
Cash received from customers                         $ 1,540,974   $ 1,657,036
Cash paid to suppliers and employees                  (1,162,562)   (1,257,128)
Interest received                                         22,738        21,450
Interest paid                                             (2,667)      (16,093)
Income taxes paid, net                                   (52,089)      (24,570)
                                                      ----------    ----------
   Net cash from operating activities                    346,394       380,695
                                                      ----------    ----------
INVESTING ACTIVITIES
Short-term investments, net                             (216,834)      (87,017)
Purchase of property, plant and equipment, net           (39,824)      (49,320)
Other assets, net                                         16,243        12,825
                                                      ----------    ----------
   Net cash used in investing activities                (240,415)     (123,512)
                                                      ----------    ----------
FINANCING ACTIVITIES
Repurchases of common stock (Note 7)                     (40,726)     (163,350)
Repayments of nonrecourse borrowings
 and other debt                                           (3,513)      (97,091)
Proceeds from employee stock plans                        17,373        18,748
                                                      ----------    ----------
   Net cash used in financing activities                 (26,866)     (241,693)
                                                      ----------    ----------
   Effect of exchange rate changes on cash               (12,979)        2,915
                                                      ----------    ----------
Increase in cash and cash equivalents                     66,134        18,405
   Cash and cash equivalents - beginning
    of the period                                        388,401       264,502
                                                      ----------    ----------
Cash and cash equivalents - end of the period        $   454,535   $   282,907
                                                      ==========    ==========
RECONCILIATION OF NET INCOME TO NET CASH
  FROM OPERATING ACTIVITIES
Net income                                           $   148,103   $   112,484
Depreciation and amortization expense                     86,728       123,561
Translation loss                                          16,432         2,306
Other adjustments to income                               14,146        16,109
(Increase) decrease in accounts receivable                37,603       (15,944)
Decrease in notes receivable and sales-type
 leases                                                                238,607
(Increase) decrease in inventories                        13,233       (48,724)
Increase in equipment held for sale or
 lease, net                                                            (33,025)
Increase in spare parts for maintenance, net              (2,043)       (6,085)
(Increase) decrease in net deferred income
 tax asset                                                15,537       (32,942)
Increase (decrease) in accounts payable and
 accrued liabilities                                      29,381       (29,624)
Increase (decrease) in income taxes payable              (12,726)       53,972
                                                      ----------    ----------
   Net cash from operating activities                $   346,394   $   380,695
                                                      ==========    ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                                                                                                                      Form 10-Q
                                                                                                                Page 6
                       STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                          (Unaudited)
                                   (In Thousands of Dollars)

                                                               Capital in
                                                 Common        Excess of      Accumulated   Treasury      Unearned
                                                 Stock         Par Value      Deficit       Stock         Compensation
                                                 ---------------------------------------------------------------------
Balances, December 27, 1996                      $5,818        $1,444,939     $(265,434)    $   (790)     $(3,550)

Shares issued in exchange for 8% Convertible
 Subordinated Debentures (3,553,204 shares)
 (Note 4)                                           355           123,560
Shares issued under stock purchase plan and
 for exercises of stock options (638,160
 shares, including 133,022 shares of
 treasury stock)                                     50            28,743                      5,417
Repurchases of common stock
 (949,500 shares) (Note 7)                                                                   (40,726)

Net income                                                                      148,103

Other                                                                  38                                     915
                                                  -----         ---------      --------      -------       ------
Balances, September 26, 1997                     $6,223        $1,597,280     $(117,331)    $(36,099)     $(2,635)
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

NOTE 2 - INVENTORIES
--------------------

Inventories consist of the following (in thousands of dollars):

                                             09/26/97           12/27/96
                                           -----------------------------

      Raw Materials                          $ 51,040           $ 76,152
      Work-In-Process                          90,662             78,834
      Finished Goods                          134,305            133,629
                                              -------            -------
                                             $276,007           $288,615
                                              =======            =======


NOTE 3 - SALE OF LEASE ASSETS
-----------------------------

In March 1996, StorageTek sold substantially all of its investment in sales-type leases, installment receivables, and equipment held subject to operating leases resulting in an extraordinary gain of $9,535,000, net of applicable taxes of $8,200,000.

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

On April 9, 1997, the Company's $150,000,000 secured credit agreement was replaced with a new $150,000,000 unsecured credit agreement (the Revolver) which expires in May 2000. The interest rates under the Revolver depend on the type of advance selected. The primary advance rate is the agent bank's prime lending rate (8.5% as of September 26, 1997). Under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock.

                                                                    Form 10-Q
                                                                       Page 8


As of September 26, 1997, the Company had issued letters of credit for approximately $35,613,000 and had approximately $114,387,000 of available credit under the Revolver.

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

The following table summarizes the activity associated with the Company's restructuring reserves during the nine months ended September 26, 1997 (in thousands of dollars):

                              Employee       Lease         Other
                             Severance   Abandonments   Exit Costs      Total
                           --------------------------------------------------

Balances, December 27, 1996    $16,152      $15,477      $1,980     $33,609

Cash payments                   (3,222)      (1,304)       (569)     (5,095)
                                ------       ------       -----      ------

Balances, September 26, 1997   $12,930      $14,173      $1,411     $28,514
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

NOTE 6 - LITIGATION
-------------------

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties. The suit sought injunctive relief and damages in the amount of $2,400,000,000. On December 28, 1995, the court dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals. In April 1996, the trial court stayed discovery on the Company's counterclaim for breach of the covenant not to sue pending resolution of the appeal. In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case back to the District Court for further proceedings. In July 1997, the Company filed a petition for certiori with the Colorado Supreme Court seeking a reversal of this decision. The remand to the trial court has been stayed pending a decision on the petition for certiori.

On February 15, 1994, the Company filed suit in Boulder County, Colorado, District Court against Array Technology Corporation (Array) and Tandem Computers Incorporated (Tandem). The suit asked that the court order Array and Tandem to either support certain disk drives purchased from

                                                                    Form 10-Q
                                                                       Page 9


them or provide the Company with technical data necessary for StorageTek to provide such customer support. In March 1994, Array and Tandem filed their answer and also filed counterclaims against the Company alleging breach of contract and claiming damages. In June 1994, the court ordered Array and Tandem to continue to provide support for these products and to maintain, in an independent escrow account, the materials necessary to enable the Company to support the products in the event Array and Tandem failed to provide such services. In May 1995, the Company filed an amended complaint seeking damages. A trial commenced on October 14, 1997.

On June 29, 1995, Odetics, Inc. (Odetics) filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company and two of its customers alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorneys fees and costs. In February 1996, a jury found that the Company's products did not infringe the 151 Patent. Odetics appealed and in June 1997, the U.S. Court of Appeals for the Federal Circuit reversed the district court's ruling and remanded the case back to the district court for further proceedings. A new trial date has not been set.

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

On July 30, 1996, the Company received Civil Investigative Demands (CIDs) from the U.S. Department of Justice Antitrust Division concerning the original equipment manufacturer (OEM) agreement with IBM for mainframe online storage subsystems. The Company received additional CIDs in October 1996, February 1997, May 1997, and June 1997. The CIDs requested production of documents and testimony in connection with a review of the agreement for compliance with the Sherman Act. Since June 1997, the Department of Justice has requested the Company to provide it with further information. The Company has provided information and is engaged in discussions with the Department of Justice regarding the resolution of the investigation. In the event of an unfavorable outcome, the Company could be required to pay penalties, or modify or terminate the agreement.

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

                                                                    Form 10-Q
                                                                      Page 10


NOTE 7 - REPURCHASES OF COMMON STOCK
------------------------------------

In February 1997, the Company announced a program to repurchase up to 1,500,000 shares of common stock on an annual basis. The intent of the repurchase program is to offset dilution associated with the Company's stock purchase and stock option plans. As of September 26, 1997, the Company had repurchased 949,500 shares of common stock at a cost of $40,726,000 under this program.

NOTE 8 - EARNINGS PER COMMON SHARE
----------------------------------

Fully diluted earnings per common share for the nine months ended September 27, 1996, reflects the assumed conversion of the Company's 7% and 8% Convertible Subordinated Debentures, whereas these convertible securities were either not outstanding or were not dilutive for all other periods presented.

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

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997, establishes new disclosure requirements for operating segments, including products, services, geographic areas, and major customers. The Company will adopt SFAS No. 131 for the 1998 fiscal year, but does not expect the new accounting standard to have a material impact on the Company's reported financial results.

NOTE 10 - SUBSEQUENT EVENTS
---------------------------

In October 1997, the Company announced a program to repurchase up to $800,000,000 of its common stock through open market purchases and privately negotiated transactions. The repurchases are expected to be complete by the end of fiscal year 1998. In connection with this plan, the Company repurchased and retired 8,000,000 shares of its common stock in October 1997 for an initial purchase price of $431,261,000 through a privately negotiated transaction. The final purchase price of the common stock is subject to adjustment based on

                                                                    Form 10-Q
                                                                      Page 11


the trading price of the stock during a defined period. Any price adjustment will be reflected as an adjustment to capital in excess of par value on the Consolidated Statement of Changes in Stockholders' Equity.

In October 1997, the Company replaced its $150,000,000 unsecured credit agreement with a new $350,000,000 unsecured credit agreement which expires in October 2001. The credit limit available under this facility will be reduced by $12,500,000 per quarter beginning January 1999. The interest rates under the new credit agreement depend on the type of advance selected. The primary advance rate is the agent bank's prime lending rate. The new credit agreement requires that the Company comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock.

                                                                    Form 10-Q
                                                                      Page 12


               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             September 26, 1997


CERTAIN STATEMENTS IN THE FOLLOWING DISCUSSION REGARDING THE COMPANY'S FUTURE PRODUCTS AND BUSINESS PLANS, FINANCIAL RESULTS, PERFORMANCE AND EVENTS ARE FORWARD-LOOKING STATEMENTS AND ARE BASED ON CURRENT EXPECTATIONS. ACTUAL RESULTS MAY DIFFER MATERIALLY DUE TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING THE RISKS DETAILED BELOW IN "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS."


GENERAL
-------

Storage Technology Corporation (StorageTek or the Company) reported net income for the third quarter ended September 26, 1997, of $54.5 million on revenue of $525.2 million, compared to net income for the third quarter ended September 27, 1996, of $39.5 million on revenue of $486.1 million. Net income of $148.1 million was reported for the nine months of 1997 on revenue of $1.48 billion, compared to net income of $112.5 million for the nine months of 1996 on revenue of $1.42 billion. The Company's reported net income for the nine months of 1996 includes an extraordinary gain of $9.5 million, net of taxes, associated with the sale of substantially all of the Company's lease assets.

Revenue increased 8% and 4% during the third quarter and nine months of 1997, respectively, compared to the same periods in 1996. The increase in revenue in the third quarter of 1997 is primarily due to increased sales revenue from smaller-scale libraries designed for client/server attachment and sales of mainframe Nearline products associated with the Company's applications initiatives. This increase was partially offset by decreased sales revenue from mainframe online, network, and earlier generation mainframe Nearline products. The increase in revenue for the nine months of 1997 is primarily due to increased sales of client/server tape and disk storage products, mainframe online products, and application sales. The increase during the nine month period was partially offset by decreased sales revenue from earlier generation mainframe Nearline and network products. Revenue for the third quarter and nine months of 1997 was reduced by unfavorable foreign currency exchange rate movements. Overall gross profit margin increased to 46% and 45% during the third quarter and nine months of 1997, respectively, compared to 40% and 42% for the same periods in 1996. The increase was primarily a result of increased product sales margins which was partially offset by a decrease in maintenance margins.

The Company's future revenue and operating results are significantly dependent upon the continued demand for its mainframe Nearline product offerings in their traditional markets; expanding the markets for its mainframe Nearline products through the development of new products and applications; increasing sales of products targeted for the client/server market; satisfying its obligations under the OEM agreement with IBM; and expanding its product distribution channels. For discussion of these and other risk factors, see "Risk Factors That May Affect Future Results" below.

The Company's cash balances increased $66.1 million during the nine months of 1997. Cash generated from operations of $346.4 million was partially utilized by short-term investments of

                                                                    Form 10-Q
                                                                      Page 13


$216.8 million, repurchases of common stock at a cost of $40.7 million, and net investments in property, plant and equipment of $39.8 million.

The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information and revenue by product line which includes product sales, maintenance, and software revenue.

                                       Quarter Ended        Nine Months Ended
                                     -----------------------------------------
                                     09/26/97  09/27/96     09/26/97  09/27/96
                                     -----------------------------------------
Revenue:
  Nearline products                    66.8%     61.7%        65.7%     65.0%
  Online products                      21.5      25.1         22.6      20.4
  Network and other products           11.7      13.2         11.7      14.6
                                      -----     -----        -----     -----
     Total revenue                    100.0     100.0        100.0     100.0
Cost of revenue                        54.3      60.4         54.7      58.2
                                      -----     -----        -----     -----
     Gross profit                      45.7      39.6         45.3      41.8
Research and product development
  costs                                10.0       7.6         10.1       9.6
Marketing, general, administrative
  and other income and expense, net    23.0      21.5         22.9      22.3
                                      -----     -----        -----     -----
     Operating profit                  12.7      10.5         12.3       9.9
Interest income, net                    1.5       0.5          1.4       0.0
                                      -----     -----        -----     -----
     Income before income taxes and
       extraordinary item              14.2      11.0         13.7       9.9
Provision for income taxes             (3.8)     (2.9)        (3.7)     (2.6)
                                      -----     -----        -----     -----
     Income before
       extraordinary item              10.4       8.1         10.0       7.3
Extraordinary gain on sale of lease
  assets, net of income taxes                                            0.6
                                      -----     -----        -----     -----
     Net income                        10.4%      8.1%        10.0%      7.9%
                                      =====     =====        =====     =====


REVENUE
-------

NEARLINE PRODUCTS

Revenue from Nearline products increased 17% and 6% during the third quarter and nine months of 1997, respectively, compared to the same periods in 1996. These increases are primarily due to increased sales of TimberWolf, a family of smaller-scale libraries designed for client/server attachment, and RedWood SD-3 (RedWood), a high-capacity cartridge subsystem. The success of the Company's initiative to develop new applications was a significant contributor to the increase in RedWood sales. The Company's new applications include document management, scientific, check imaging, broadcast and medical applications. Sales of the Company's TimberLine 9490 (TimberLine), a 36-track cartridge subsystem, and PowderHorn 9310 (PowderHorn), an Automated Cartridge System (ACS) Library, also increased in the third quarter of 1997, as compared to the same period in 1996. Sales revenue from TimberLine and PowderHorn in the first half of 1997 was reduced due to delays in customer purchase decisions associated with their evaluation of new mainframe technology and the expansion of the client/server market. Nearline revenue for both the third quarter and

                                                                    Form 10-Q
                                                                      Page 14


nine months of 1997 was reduced by declining sales of earlier generation products. Nearline sales and maintenance revenue were unfavorably impacted during the third quarter and nine months of 1997 by foreign currency exchange rate movements, as compared to the same periods of 1996.

The Company anticipates a slow growth rate in the market for mainframe Nearline products as customers continue to transition to the client/server environment. Future revenue growth for Nearline products is dependent upon the continued demand for mainframe Nearline products, successfully introducing new products for the mainframe and client/server environments, and the continuing success of the Company's applications development initiative. The Company is developing new products and features designed to increase functionality and reduce the cost of data storage. In October 1997, the Company announced the Virtual Storage Manager (VSM) which is designed to improve performance, cartridge utilization, and overall storage management. VSM is planned to be compatible with most of the Company's current mainframe Nearline products and incorporates the Company's Iceberg technology. There can be no assurance that the Company will be successful in growing revenue from its mainframe Nearline products or that Nearline products targeted for the client/server and new applications markets will continue to gain market acceptance in the future. Additionally, there can be no assurances that VSM and new Nearline products and features currently under development will be completed in a timely manner or gain significant market acceptance.

ONLINE PRODUCTS

Revenue from online products decreased 7% in the third quarter, but increased 16% in the nine months of 1997, compared to the same periods in 1996. The decrease in revenue in the third quarter of 1997 as compared to 1996, is due to reduced sales revenue from mainframe online products. Sales revenue in the third quarter of 1996 included sales of mainframe online products both to IBM under the OEM agreement and to end-users through the Company's existing channels; whereas in the third quarter of 1997, mainframe online products were sold only to IBM under the OEM agreement. The decrease in revenue during the third quarter of 1997 was partially offset by increased sales of software for mainframe online products and sales of open storage disk products. The increase in online revenue for the nine months of 1997, as compared to the same period in 1996, is due to increased hardware and software sales revenue for mainframe online products under the OEM agreement with IBM and increased sales of open storage disk products.

The Company anticipates the OEM agreement with IBM will continue to benefit the Company through increased market penetration for mainframe online products, provided that the Company continues to satisfy its obligations under the agreement. See "Risk Factors That May Affect Future Results - Dependence on IBM," for description of risks which could adversely impact the success of the OEM agreement.

NETWORK AND OTHER PRODUCTS

Revenue from network and other products decreased 4% and 17% in the third quarter and nine months of 1997, respectively, as compared to the same periods of 1996. The decrease is primarily due to continued declines in revenue from the network products. This decrease in sales of network products was partially offset by an increase in revenue from professional consulting services.

                                                                    Form 10-Q
                                                                      Page 15


GROSS PROFIT
------------

Overall gross profit margins increased to 46% and 45% in the third quarter and nine months of 1997, respectively, compared to 40% and 42% for the same periods of 1996, due to an increase in product sales margins, attributable to favorable product mix and reduced costs. This increase was partially offset by a decrease in maintenance margins.

Product sales margins increased to 46% and 45% in the third quarter and nine months of 1997, respectively, compared to 36% and 40% for the same periods of 1996. The improvement in 1997 is primarily due to increased manufacturing volumes of mainframe online products and sales of higher margin software products. Sales margins for Nearline products decreased slightly in the third quarter and nine months of 1997 as compared to the same periods of 1996, primarily as a result of a decrease in margins associated with sales of earlier generation mainframe Nearline products. Product sales margins in the third quarter and nine months of 1997 benefited from a change in classification of approximately $8.5 million and $25.2 million, respectively, of advanced manufacturing costs, which are now included within research and product development costs in the Consolidated Statement of Operations.

Maintenance margins decreased to 46% and 45% in the third quarter and nine months of 1997, respectively, compared to 48% and 47% for the same periods of 1996. The decline is principally attributable to costs associated with the Company's professional consulting services business.

The Company's ability to sustain or improve product sales margins is significantly dependent upon the Company's continued success in reducing manufacturing costs in all of its product lines. The Company anticipates that the product sales margins for its mainframe online products will be pressured due to scheduled price reductions over the term of the OEM agreement with IBM. The Company expects that lower manufacturing costs resulting from increased volumes and operating expense savings will partially offset pricing pressures, but the Company must further reduce costs and expenses associated with manufacturing these products in order to achieve expected benefits. Product sales margins also may be affected by inventory reserves and writedowns resulting from rapid technological changes and delays in gaining market acceptance for new products. Maintenance margins may be impacted in the future by increased competition and the Company's ability to successfully establish its professional consulting services business.

RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------

Research and product development costs increased 42% and 10% in the third quarter and nine months of 1997, respectively, compared to the same periods in 1996. As a percent of revenue, research and product development costs were 10% in both the third quarter and nine months of 1997, compared to 8% and 10% in the third quarter and nine months of 1996, respectively. Research and product development costs for the third quarter and nine months of 1997 include incremental costs of approximately $8.5 million and $25.2 million, respectively, due to the reclassification of costs associated with certain advanced manufacturing activities which were previously included within cost of sales in the Consolidated Statement of Operations. The increase in research and product development costs in the third quarter of 1997, after

                                                                    Form 10-Q
                                                                      Page 16


considering this reclassification, reflects increased investments in products outside the Company's traditional markets and new mainframe Nearline products. The decrease in research and product development costs for the nine months of 1997, after considering this reclassification, reflects IBM's agreement to partially fund the development of enhancements for mainframe online products. The Company anticipates that research and product development costs will increase in the future primarily due to investments made in products targeted for the client/server environment.

MARKETING, GENERAL, ADMINISTRATIVE AND OTHER
--------------------------------------------

Marketing, general, administrative and other income and expense (MG&A and Other) increased 16% and 7% in the third quarter and nine months of 1997, respectively, compared to the same periods in 1996. The increase is primarily due to increased spending on internal business and financial information systems; employee profit-sharing and bonus expenses associated with higher levels of profitability; and increased advertising activities associated with the Company's client/server storage initiative. The increase was partially offset by gains realized on the sale of accounts receivable of $10.5 million and $22.6 million in the third quarter and nine months of 1997, respectively. See "Liquidity and Capital Resources - Available Financing Lines" for further description of these account receivable sales.

INTEREST INCOME AND EXPENSE
---------------------------

Interest income increased 33% and 10% in the third quarter and nine months of 1997, respectively, compared to the same periods in 1996, primarily as a result of an increase in cash available for investment. Interest expense decreased 81% and 84% in the third quarter and nine months of 1997, respectively, compared to the same periods of 1996, due to the redemption of all of the Company's outstanding 7% and 8% Convertible Subordinated Debentures in July 1996 and January 1997, respectively.

The Company anticipates its net interest income will decline in future periods as a result of the Company's plan to repurchase up to $800 million of its common stock. See "Liquidity and Capital Resources - Working Capital" for further discussion of the Company's stock repurchase plan.

INCOME TAXES
------------

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, management has determined that the Company will more likely than not realize $135.5 million of deferred income tax assets as of September 26, 1997. The Company's valuation allowance of $37.5 million as of September 26, 1997, was established based upon the consideration of a variety of factors, including the Company's earnings history, the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, near-term expectations, and the highly competitive nature of the high-technology marketplace.

The provision for income taxes relates primarily to U.S. federal and state taxes. The Company anticipates that the effective tax rate will increase in 1998 to the extent its remaining net

                                                                    Form 10-Q
                                                                      Page 17


deductible temporary differences, tax credit carryforwards, and net operating loss carryforwards in the United States become fully recognizable in future periods.

EXTRAORDINARY GAIN
------------------

In March 1996, StorageTek sold substantially all of the Company's net investment in sales-type leases, installment receivables, and equipment held subject to operating leases. This sale resulted in an extraordinary gain of $9.5 million, net of applicable taxes of $8.2 million, in the first quarter of 1996.

RESTRUCTURING
-------------

During the fourth quarter of 1995, the Company adopted a formal action plan for restructuring its enterprise and network businesses. The restructuring was adopted in an effort to establish a more cost efficient business structure in response to competition. Elements of the Company's restructuring plan included focusing on core businesses and outsourcing non-strategic activities, rearchitecting its distribution processes and channels, and accelerating the integration of Network Systems Corporation.

The following table summarizes the activity associated with the Company's restructuring reserves during the nine months ended September 26, 1997 (in thousands of dollars):

                                Employee       Lease         Other
                               Severance   Abandonments   Exit Costs     Total
                              ------------------------------------------------

Balances, December 27, 1996     $16,152       $15,477       $1,980     $33,609

Cash payments                    (3,222)       (1,304)        (569)     (5,095)
                                 ------        ------        -----      ------

Balances, September 26, 1997    $12,930       $14,173       $1,411     $28,514
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

                                                                    Form 10-Q
                                                                      Page 18


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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL

During the nine months of 1997, the Company's cash and short-term investment balances increased $66.1 million and $216.8 million, respectively. Operating activities generated $346.4 million in net cash during the nine months of 1997, which was partially utilized by an increase in short-term investments of $216.8 million, repurchases of common stock at a cost of $40.7 million, and net investments in property, plant and equipment of $39.8 million.
During the nine months of 1996, net cash from operating activities was $380.7 million, which included cash received from the sale of lease assets. Cash from operating activities during the nine months of 1996 was partially offset by net repayments of debt of $97.1 million, repurchases of common stock at a cost of $163.4 million, and an increase in short-term investments of $87.0 million.

In October 1997, the Company announced a program to repurchase up to $800 million of its common stock through open market purchases and privately negotiated transactions. The repurchases are expected to be completed by the end of fiscal year 1998 using existing cash and short-term investment balances, anticipated cash flows from operations, and debt. In connection with this plan, the Company repurchased and retired 8.0 million shares of its common stock in October 1997 for an initial purchase price of $431.3 million through a privately negotiated transaction. The final purchase price of the common stock is subject to adjustment based on the trading price of the stock during a defined period. Any price adjustment will be reflected as an adjustment to capital in excess of par value on the Consolidated Statement of Changes in Stockholders' Equity.

The current ratio increased to 2.8 as of September 26, 1997, from 2.4 as of December 27, 1996. The increase was principally due to the increase in cash and short-term investments. Accounts receivable decreased $61.5 million, from $554.2 million as of December 27, 1996, to $492.7 million as of September 26, 1997, primarily as a result of a decrease in the level of sales in the third quarter of 1997, as compared to the fourth quarter of 1996. Inventory balances decreased from $288.6 million as of December 27, 1996, to $276.0 million as of September 26, 1997, principally as a result of a reduction in raw materials.

AVAILABLE FINANCING LINES

In April 1997, the Company's $150 million secured credit agreement was replaced with a new $150 million unsecured credit agreement (the Revolver) which expires in May 2000. The interest rates under the Revolver depend on the type of advance selected. The primary advance rate is the agent bank's prime lending rate (8.5% as of September 26, 1997). Under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock.

                                                                    Form 10-Q
                                                                      Page 19


As of September 26, 1997, the Company had issued letters of credit for approximately $35.6 million and had approximately $114.4 million of available credit under the Revolver.

In October 1997, the Company replaced its $150 million unsecured credit agreement with a new $350 million unsecured credit agreement which expires in October 2001. The credit limit available under this facility will be reduced by $12.5 million per quarter beginning January 1999. The interest rates under the new credit agreement depend on the type of advance selected. The primary advance rate is the agent bank's prime lending rate. The new credit agreement requires that the Company comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock.

In August 1997, the Company amended an existing financing agreement with a bank to provide for the issuance of promissory notes in the principal amount of up to $120 million at any one time. The agreement will expire in January 1999 and provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies with the foreign currency exchange rate applicable to each note set at the time the Company commits to a future borrowing. The promissory notes, together with accrued interest, are payable in U.S. dollars within 90 to 110 days from the date of issuance and will bear interest at rates equal to the Eurodollar rate plus at least 0.50% (6.22% as of September 26, 1997). Under the terms of the agreement, the Company is required to comply with certain covenants which include the maintenance of compensating cash balances. As of September 26, 1997, the Company had committed to cumulative future borrowings of approximately $176.1 million under this facility. These borrowings are expected to be outstanding between February 1998 and January 1999.

In January 1996, the Company entered into a financing agreement with a bank which provides for the sale of certain U.S. and foreign based accounts receivable on a recourse basis. The agreement expires on January 31, 1998, and allows for receivable sales of up to $40 million at any one time. The Company's obligations under the agreement are secured by a letter of credit for the amount of the receivables sold. The selling price of the receivables is partially determined based upon foreign currency exchange rates, and any gains or losses on the sales are recognized within MG&A and Other in the Consolidated Statement of Operations at the time the receivables are sold. During the third quarter and nine months ended September 26, 1997, the Company sold approximately $74.3 million and $258.9 million, respectively, of receivables in connection with this agreement. As of September 26, 1997, the outstanding balance associated with receivables sold on a recourse basis, but not collected, was approximately $35.1 million. As of September 26, 1997, the Company had committed to future cumulative receivable sales of approximately $95.9 million. These receivable sales are expected to occur between October 1997 and January 1998. Gains and losses associated with receivable sales have not historically had, and are not expected in the future to have, a material effect on the Company's reported financial results after taking into consideration other transactions associated with the Company's international operations. Based upon the Company's past credit and collection experience with respect to the receivables that it expects to sell, the Company does not believe that it has a material credit risk under the recourse provisions included in the agreement.

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

                                                                    Form 10-Q
                                                                      Page 20


fund these activities through the issuance of additional equity or debt financing. Any equity or convertible debt financing could result in dilution to the Company's stockholders. There can be no assurance that additional financing, if required, can be completed on terms acceptable to the Company.

TOTAL DEBT-TO-CAPITALIZATION

The Company's total debt-to-capitalization ratio decreased from 12% as of December 27, 1996, to 2% as of September 26, 1997. The decrease is primarily a result of the redemption of the Company's 8% Convertible Subordinated Debentures in January 1997, and was partially offset by repurchases of common stock during the nine months of 1997. These repurchases were pursuant to a program announced in February 1997 to repurchase up to 1.5 million shares of the Company's common stock on an annual basis to offset dilution associated with stock purchase and stock option plans. As of September 26, 1997, the Company had repurchased 949,500 shares of common stock at a cost of $40.7 million. In October 1997, the Company announced a new program to repurchase up to $800 million of its common stock. See "Liquidity and Capital Resources - Working Capital" for a further description of this common stock repurchase plan.

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

INTERNATIONAL OPERATIONS AND HEDGING ACTIVITIES
-----------------------------------------------

During the third quarter and nine months of 1997, approximately 33% and 34%, respectively, of the Company's revenue was generated from international operations, and the Company expects that it will generate a significant portion of its revenue from international operations in the future. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe; principally Germany, France and the United Kingdom; Japan; Canada and Australia. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates.

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

                                                                    Form 10-Q
                                                                      Page 21


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

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------

PRODUCT DEVELOPMENT AND TECHNOLOGICAL CHANGE

The Company operates in markets characterized by rapid technological advances and changing customer demands, which necessitate frequent product introductions and enhancements. The Company's results of operations and competitive strength depend upon its ability to successfully and rapidly develop new products and enhancements to its existing products. Short product life cycles and product transitions are a recurring part of the Company's business cycle and require the Company to manage the risks inherent in the transition process. The Company must make significant investments in research and product development and successfully introduce competitive new products and enhancements on a timely basis. The development of new technology, products, and enhancements is complex and involves uncertainties, which increases the risk of delays in the introduction of new products and enhancements. From time to time, the Company has encountered product development delays that have adversely affected the Company's financial results and competitive position in the market. There can be no assurances that the Company will not encounter development or production delays, or that despite intensive testing by the Company, flaws in design or production will not occur and trigger substantial repair or replacement costs and damage the Company's reputation. As a result, the Company's operating results could be adversely affected by these factors.

The Company has historically generated a significant portion of its revenue and operating profits from the sale and maintenance of library and tape products designed for the mainframe marketplace. The Company anticipates that the marketplace for mainframe library and tape products will continue to experience a slower rate of growth as customers transition to the client/server environment. Future revenue growth for Nearline products is dependent upon the continued customer demand for mainframe Nearline products, successfully introducing new products for the mainframe Nearline and client/server environments, and the continuing success of the Company's application development initiative. The Company is focusing resources on expanding into new markets including: investing in research and development of new applications and products for the client/server marketplace; expanding its professional consulting services activities; and expanding the Company's distribution channels. There can be no assurance that the Company will be successful in entering or gaining significant market share in these new markets or expanding its distribution channels.

                                                                    Form 10-Q
                                                                      Page 22


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

On July 30, 1996, the Company received Civil Investigative Demands (CIDs) from the U.S. Department of Justice Antitrust Division concerning the OEM agreement with IBM for mainframe online storage subsystems. The Company received additional CIDs in October 1996, February 1997, May 1997, and June 1997. The CIDs requested production of documents and testimony in connection with a review of the agreement for compliance with the Sherman Act. Since June 1997, the Department of Justice has requested the Company to provide it with further information. The Company has provided information and is engaged in discussions with the Department of Justice regarding the resolution of the investigation. While the Company believes that the agreement is in compliance with antitrust laws, it is unable to predict the outcome of the investigation or the discussions. In the event of an unfavorable outcome, the Company could be required to pay penalties, or modify or terminate the agreement.

                                                                    Form 10-Q
                                                                      Page 23


COMPETITION

The market for the Company's products is intensely competitive and subject to continuous, rapid technological change, frequent product performance improvements and price reductions. Competition in the mainframe marketplace currently comes from companies with significant resources, including IBM, EMC Corp., and Hitachi, Ltd. As the mainframe and client/server markets evolve, the Company will encounter competition from its traditional rivals, as well as new competitors with significant resources and presence in these markets. The Company's ability to compete in both its existing and new markets will depend to a considerable extent on its ability to continuously develop and introduce new products and enhancements to existing products and expand the distribution channels for all of its products. The Company's competitiveness could also be affected by cooperative alliances between the Company's competitors or other relationships between its competitors, who may emerge and rapidly acquire market share or proprietary technology. These alliances and acquisitions may result in companies being at various times, collaborators, competitors and customers in different markets. Increased competition may result in significant price reductions, delays in purchasing decisions as customers evaluate new competitive product offerings, reduced profit margins and declining market share, any of which may have a material adverse effect on the Company's business and financial results.

INTELLECTUAL PROPERTY

The Company's intellectual property rights are material assets and key to its business and competitive strength. StorageTek protects its intellectual property rights through a combination of patents, trademarks, copyrights, confidentiality procedures, trade secret laws and licensing arrangements.
The Company's policy is to apply for patents, or other appropriate proprietary or statutory protection, when it develops new or improved technology that is important to its business. Such protection, however, may not preclude competitors from developing products similar to the Company's products. In addition, competitors may attempt to restrict the Company's ability to compete by advancing various intellectual property legal theories which could, if enforced by the courts, restrict the Company's ability to develop and manufacture interoperable products. Also, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. The Company also relies on certain technology that is licensed from others. The Company is unable to predict whether its license arrangements can be renewed on terms acceptable to the Company. The failure to successfully protect its intellectual property rights or obtain licenses from others as needed could have a material adverse effect on the Company's business and financial results. In 1996, the Company entered into an OEM agreement with IBM under which certain research and development activities are partially funded by IBM. Any technology that is developed under this agreement will be owned by IBM, subject to licensing rights by the Company.

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

                                                                    Form 10-Q
                                                                      Page 24


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

VOLATILITY OF STOCK PRICE

The trading price of the Company's common stock has fluctuated significantly in the past and, in the future, may continue to fluctuate. The Company's stock price may also be affected by industry conditions, new product or product development announcements by the Company or its competitors, announced acquisitions and joint ventures by the Company or its competitors, broad market trends unrelated to the Company's performance, general market and economic conditions, and foreign currency exchange rate fluctuations. If the Company's reported operating results are below the expectations of stock market analysts and investors, there could be an immediate and significant adverse effect on the trading price of the Company's common stock. Further, the volatility in the global financial markets has caused wide fluctuations in trading prices of stocks of high technology companies independent of their individual operating results.

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

                                                                    Form 10-Q
                                                                      Page 25


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

COMPUTER SYSTEMS RISKS ASSOCIATED WITH THE YEAR 2000

The Company's product lines include information storage systems and network products which store, retrieve and transmit data. In order to properly process this data, the Company's products must manage and manipulate data that includes both 20th and 21st century dates (Year 2000 Compliant). The Company believes its products are Year 2000 Compliant provided they have been upgraded to include all recommended engineering changes. There can be no assurances, however, that the Company's products are fully Year 2000 Compliant. The inability of these products to properly manage and manipulate data in the year 2000 could have a material adverse effect on the Company, including increased warranty costs, customer satisfaction issues, and potential lawsuits.

The Company is currently installing significant new internal business and financial information systems in connection with operating its business. These systems are believed to be Year 2000 Compliant. The Company is also identifying and implementing changes to its other information systems in order to make them Year 2000 Compliant. While the Company currently expects that the year 2000 will not pose operational problems or result in the Company incurring incremental costs; delays in the implementation of new information systems, or a failure to fully identify all year 2000 dependencies in the Company's systems could result in material adverse consequences, including delays in the delivery or sale of products or cause the Company to incur material costs to make its information systems Year 2000 Compliant.

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

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties. The suit sought injunctive relief and damages in the amount of $2,400,000,000. On December 28, 1995, the court dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals. In April 1996, the trial court stayed discovery on the Company's counterclaim for breach of the covenant not to sue pending resolution of the appeal. In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case back to the District Court for further proceedings. In July 1997, the Company filed a petition for certiori with the Colorado Supreme Court seeking a reversal of this decision. The remand to the trial court has been stayed pending a decision on the petition for certiori.

On February 15, 1994, the Company filed suit in Boulder County, Colorado, District Court against Array Technology Corporation (Array) and Tandem Computers Incorporated (Tandem). The suit asked that the court order Array and Tandem to either support certain disk drives purchased from them or provide the Company with technical data necessary for StorageTek to provide such customer support. In March 1994, Array and Tandem filed their answer and also filed counterclaims against the Company alleging breach of contract and claiming damages. In June 1994, the court ordered Array and Tandem to continue to provide support for these products and to maintain, in an independent escrow account, the materials necessary to enable the Company to support the products in the event Array and Tandem failed to provide such services. In May 1995, the Company filed an amended complaint seeking damages. A trial commenced on October 14, 1997.

On June 29, 1995, Odetics, Inc. (Odetics) filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company and two of its customers alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorneys fees and costs. In February 1996, a jury found that the Company's products did not infringe the 151 Patent. Odetics appealed and in June 1997, the U.S. Court of Appeals for the Federal Circuit reversed the district court's ruling and remanded the case back to the district court for further proceedings. A new trial date has not been set.

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

                                                                    Form 10-Q
                                                                      Page 27


On July 30, 1996, the Company received Civil Investigative Demands (CIDs) from the U.S. Department of Justice Antitrust Division concerning the original equipment manufacturer (OEM) agreement with IBM for mainframe online storage subsystems. The Company received additional CIDs in October 1996, February 1997, May 1997, and June 1997. The CIDs requested production of documents and testimony in connection with a review of the agreement for compliance with the Sherman Act. Since June 1997, the Department of Justice has requested the Company to provide it with further information. The Company has provided information and is engaged in discussions with the Department of Justice regarding the resolution of the investigation. In the event of an unfavorable outcome, the Company could be required to pay penalties, or modify or terminate the agreement.

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

                                                                    Form 10-Q
                                                                      Page 28


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

      (a) Exhibits

      10.1* First Amendment to Credit Agreement dated as of September 26, 1997, among the Company, Bank of America National Trust and Savings Association, and other financial institutions party thereto.

      11.0*       Computation of Earnings Per Common Share.

      27.0*       Financial Data Schedule.


      (b) Reports on Form 8-K

          No current reports on Form 8-K were filed during the quarter ended September 26, 1997.
































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


                                 STORAGE TECHNOLOGY CORPORATION
                                          (Registrant)




    November 7, 1997                   /s/ DAVID E. LACEY
-----------------------        ------------------------------------
         (Date)                            David E. Lacey
                                      Executive Vice President
                                     and Chief Financial Officer
                                    (Principal Financial Officer)






    November 7, 1997                  /s/ THOMAS G. ARNOLD
-----------------------        ------------------------------------
         (Date)                           Thomas G. Arnold
                               Vice President and Corporate Controller
                                     (Chief Accounting Officer)