Form 10-K
period 1997-12-26
STORAGE TECHNOLOGY CORP
filed 1998-03-06
CIK 94673

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 26, 1997
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from        to
                                              ----      ----

                          COMMISSION FILE NUMBER 1-7534

                         STORAGE TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                          84-0593263
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                       Identification Number)

2270 South 88th Street, Louisville, Colorado               80028-4309
 (Address of principal executive offices)                  (Zip Code)


       Registrant's Telephone Number, including area code: (303) 673-5151

           Securities Registered Pursuant to Section 12(b) of the Act:


                                                                   Name of Each Exchange
              Title of Each Class                                   on which Registered
-------------------------------------------------              -----------------------------
 Common Stock ($.10 par value), including related                 New York Stock Exchange
       preferred stock purchase rights


           Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $3,653,084,526 based on the last reported sale price of the common stock of the registrant on the New York Stock Exchange's consolidated transactions reporting system on February 27, 1998. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by certain officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

As of February 27, 1998, there were 53,525,048 shares of common stock of the registrant outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of its fiscal year ended December 26, 1997. Portions of the registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 21, 1998 are incorporated by reference into Part III of this Form 10-K.

                                     PART I


ITEM 1.     BUSINESS

GENERAL

Storage Technology Corporation and its subsidiaries ("StorageTek(R)" or the "Company") design, manufacture, market and maintain information storage systems and network products. The Company's principal product lines include tape and robotic storage subsystems (Nearline(R)), random access storage subsystems (online) and network products. Nearline products include magnetic tape storage devices and automated tape libraries. Online products include rotating magnetic disk devices that utilize fault-tolerant array technology (RAID). Network products include connectivity and security products. StorageTek maintains a worldwide customer service organization to install, maintain and service its own and third-party equipment. StorageTek also offers consulting services with a focus on information storage systems management and solution integration services. StorageTek's products are used by customers that include large corporations, governmental agencies, and educational, financial, medical and scientific institutions located worldwide.

StorageTek operates in one principal industry segment. StorageTek conducts its business through a number of business groups that are focused on dynamic markets. These groups include: the Enterprise Business Group, which develops and markets Nearline and online products that are designed for the mainframe and network-attached storage market, and network security and channel extension products; the Multiplatform Systems Business Group, which develops and markets products for the client/server market; and, the Solutions Business Group, which provides maintenance and consulting services in information storage management and solutions integration. The Company believes this organizational structure allows it to efficiently focus on developing and selling information storage products and solutions. The Company continually evaluates its organizational structure and at any time may create or discontinue business groups to meet changing customer demands and emerging technologies.

In 1997, the Company reorganized its sales and support field operations in North America. In Europe, the Company is implementing a Pan-European sales and service model. These new structures are designed to align the sales and support functions with the Company's business group model that focuses on specific market segments. The Company is also focusing activities on expanding its indirect distribution channels through OEM and value-added reseller arrangements, such as the Company's worldwide, non-exclusive OEM agreement with International Business Machines Corporation (IBM) for mainframe online products.

StorageTek's business model is focused on delivering information storage solutions for the mainframe and client/server marketplaces. The Company's strategy includes: identifying new storage solutions; developing or acquiring access to technologies that address the identified solutions through research and development activities or the development of strategic relationships; and delivering these solutions through the most effective distribution channels. To this end, the Company continues to establish strategic alliances and partnerships with other manufacturers, developers, distributors and suppliers. As a result of these relationships, it is possible for other companies to be at various times collaborators, competitors and customers in different markets.

Storage Technology Corporation was incorporated in Delaware in 1969. Its principal executive offices are located at 2270 South 88th Street, Louisville, Colorado 80028-0001, telephone (303) 673-5151.

THE ASSUMPTIONS, ANTICIPATIONS, EXPECTATIONS AND FORECASTS CONTAINED IN THE FOLLOWING DESCRIPTION REGARDING THE COMPANY'S FUTURE PRODUCT AND BUSINESS PLANS, FINANCIAL RESULTS, PERFORMANCE AND EVENTS ARE FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY BECAUSE OF A NUMBER OF RISKS AND UNCERTAINTIES, SOME OF THESE RISKS ARE DETAILED IN PART II, ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--RISK FACTORS THAT MAY AFFECT FUTURE RESULTS," AND ELSEWHERE IN THIS FORM 10-K.

STATEMENTS MADE HEREIN ARE ACCURATE ONLY AS OF THE DATE OF FILING OF THIS FORM 10-K WITH THE SECURITIES AND EXCHANGE COMMISSION AND MAY ONLY BE RELIED UPON AS OF THAT DATE. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE INFORMATION OR FORECASTS CONTAINED HEREIN, EXCEPT AS MAY OTHERWISE BE REQUIRED BY LAW.

PRINCIPAL PRODUCTS

Product sales, including software license fees, accounted for approximately 72% of total revenue in 1997, while maintenance revenue accounted for the balance. The following table presents revenue by product line, which includes both product sales and maintenance revenue:

                             REVENUE BY PRODUCT LINE

---------------------------------------------------------------------------------------------------------------
                                                              FISCAL YEAR ENDED DECEMBER

                                           1997                         1996                        1995
                                  ---------------------       ---------------------       ---------------------

                                  $ million         %         $ million         %         $ million         %
                                  ----------       ----       ----------      -----       ----------      -----
Nearline products                  $1,382.7        64.5        $1,328.2        65.1        $1,197.7        62.1
Online products                       519.6        24.2           429.3        21.1           375.9        19.5
Network and other products            242.4        11.3           282.1        13.8           355.9        18.4
                                   --------       -----        --------       -----        --------       -----
Total Revenue                      $2,144.7       100.0        $2,039.6       100.0        $1,929.5       100.0
                                   ========       =====        ========       =====        ========       =====
-----------------------------------------------------------------------------------------------------------------


Additional information concerning revenue from each of the Company's product lines is found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and geographic information is found in Part IV, Item 14, Note 14 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, of this Form 10-K.

NEARLINE PRODUCTS

StorageTek's Nearline products include its Automated Cartridge System (ACS) library and associated tape cartridge storage products. The Company's current library products include the PowderHorn(R)9310, which became available in the second quarter of 1993, and the first generation 4410 ACS library, which has been available since 1988. The Company also offers the TimberWolf(TM)automated tape library product family that is designed to provide high-capacity, low cost storage solutions for the client/server environment. The first TimberWolf library product became available in the second quarter of 1996.

The Company's tape cartridge storage products include: the TimberLine(R) 9490-M44, which has been available since October 1997; the TimberLine 9490, a high-performance 36-track cartridge subsystem, which became available in the fourth quarter of 1994; the Twin Peaks 4890 36-track cartridge subsystem, a cartridge subsystem designed for the client/server market, which has been available since the second quarter of 1996; the RedWood(R) SD-3, a high-capacity cartridge subsystem, which became available in the first quarter of 1995; the Silverton 4490, a 36-track cartridge subsystem, which became available in the third quarter of 1993; and the 4480 18-track cartridge subsystem, which has been available since 1987. The Company also develops and licenses software designed to expand the range of applications for and enhance the performance of its Nearline products.

The Company is currently developing new Nearline products and enhancements. In October 1997, the Company announced a new data storage management solution, Virtual Storage Manager (VSM(TM)), a mainframe tape subsystem designed to improve performance, cartridge utilization and storage management. VSM is currently in the engineering validation testing phase and is currently targeted to become available in the second half of 1998. The Company is also developing a number of other tape products, all of which are in the design, preliminary engineering or engineering validation testing phase and for which no availability dates have been announced. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K, which is incorporated by reference into Item 1 of Part I, for a discussion of operating results and certain risks associated with the development and introduction of new products that may affect future results.

ONLINE PRODUCTS

StorageTek's online products consist of direct access storage device (DASD) products targeted at the mainframe and client/server markets. The characteristics of these products differ principally in information storage capacity, transfer rate, access time, attachment protocol and cost. In 1996 and 1997, the Company entered into worldwide, non-exclusive OEM agreements with IBM. Under the 1997 OEM agreement, which replaced the parties' 1996 agreement, the Company develops and manufactures for IBM mainframe online storage products. IBM currently serves as the primary distribution channel for the Company's mainframe online storage products. Approximately 19% of the Company's total revenue during 1997 was derived from sales of mainframe online products to IBM and the Company currently anticipates that it will derive a significant portion of its revenue in

1998 from product sales to IBM. The Company's strategic plans include the development of other distribution channels for its mainframe online products. However, there can be no assurances that the Company will continue to supply products to IBM at current levels or that it will be successful in developing other distribution channels. A reduction in the level of purchases by IBM could have a significant adverse effect on the Company's operating results. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors That May Affect Future Results - Dependence on IBM," of this Form 10-K for a discussion of certain risks that may affect the Company's relationship with IBM and future results.

StorageTek introduced the OPENstorage(TM)Disk subsystem product family in the third quarter of 1996, which is designed for multiplatform environments and utilizes online disk storage array architecture. The OPENstorage product family is sold through both direct and indirect sales channels.

StorageTek is currently developing a number of online products for the mainframe and client/server markets. Under the OEM arrangement with IBM, the Company is developing new online technology, some of which will be owned by IBM, and IBM has granted the Company both royalty-bearing and royalty-free licenses to use such technology. The Company expects to supplement the OPENstorage Disk product family with additional client/server disk products designed to provide an integrated solution and increase storage management functionality. These products are currently in the design or preliminary engineering phase of development and no availability dates have been announced.

NETWORK AND OTHER PRODUCTS

The Company's network product offerings include connectivity and security solutions for high-performance, enterprise-wide information networks. In 1997, the Company formed the Solutions Business Group. Through the Solutions Business Group, the Company provides consulting services primarily in information storage management and solution integration services. The Solutions Business Group is also working with leading software vendors to provide storage solutions to customers in applications such as document management, scientific applications, check imaging, broadcasting and video solutions, and medical imaging.

MARKETING AND DISTRIBUTION; SERVICES

StorageTek is committed to a worldwide marketing and product maintenance strategy. StorageTek sells its products and services to customers through a combination of direct and indirect channels. StorageTek's direct sales and maintenance force operates in offices located in major metropolitan areas in the United States, Europe, Canada, Australia, Japan, Mexico, New Zealand, Singapore, Malaysia and Brazil. Direct sales revenue accounted for approximately 60% of the Company's total product sales revenue in 1997. The Company also sells its products in certain international markets through independent distributors, sometimes in tandem with direct sales operations, located in Africa, Asia, Europe and South America. In 1997, the Company reorganized its sales and support field operations in North America, and in Europe the Company is implementing a Pan-Europe model. See Part II, Item 7, "Management's Discussion and

Analysis of Financial Condition and Results of Operations -- Risk Factors That May Affect Future Results - New Products, Markets and Distribution Channels" of this Form 10-K for a discussion of certain risks associated with the reorganization.

Indirect channels include: Original equipment manufacturers (OEMs), system vendors that integrate the Company's products with other hardware and software and provide independent marketing, service and support programs to their customers; value-added resellers (VARs) and value-added dealers (VADs); and independent distributors, who primarily serve markets in which StorageTek does not have a direct presence. The indirect distribution channel accounted for approximately 40% of the Company's total product sales revenue in 1997.

Significant OEM partnerships include the Company's relationships with IBM for mainframe online products, NCR with respect to the TimberWolf 9710 ACS library and Hewlett-Packard for a number of the TimberWolf products. The Company's marketing activities include advertising in business and computer publications, direct mailings and participating in trade shows. Further expansion of the Company's direct and indirect sales channels is very important to achieving significant market penetration for current and future products and the Company's long-term success. Sales to IBM under the OEM agreement accounted for approximately 19% of the Company's total revenue in 1997. A significant reduction or delay in sales to IBM or other OEM customers or other major end-user customers could adversely affect the Company's operating results.

Revenue from outside the United States accounted for approximately 34% of total revenue in 1997, and 41% in each of 1996 and 1995. In each of these three fiscal periods, over two-thirds of the Company's revenue originating outside the United States was derived from Europe, with most of the remaining balance coming from Japan, Australia and Canada. The Company is subject to various risks associated with conducting business outside the United States. The Company believes that its current international diversification will lessen the impact of adverse economic changes in single regions. However, in the past, weak economic conditions in Europe have negatively affected the Company's results. There can be no assurances that an economic crisis in a particular geographic region will not adversely affect the Company's operations and financial results. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - International Operations and Market Risk Management/Foreign Currency Exchange Risk," and Note 13 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS of this Form 10-K for a discussion of risk factors associated with the Company's international business.

In 1997, maintenance revenue accounted for 28% of total revenue, compared to 27% in 1996 and 30% in 1995. The Company generally warrants the performance of products for a specified period of time, after which it services those products under maintenance agreements for a fee. In response to continuing competitive pressures, many of the Company's products include extended warranty periods. Extending warranty periods may reduce future maintenance revenue and profit margins.

The Company's primary distribution channel for mainframe online products is currently the OEM channel, and the Company is increasing its OEM partnership activities for other products. The increased reliance upon OEM relationships may negatively affect future maintenance revenue, as OEM customers generally maintain their own products. The Company expanded its maintenance services business model during 1997 to include providing customers full-shop maintenance services for StorageTek equipment and equipment manufactured by other vendors.

As of December 26, 1997, the order backlog was approximately $27 million, compared to approximately $43 million as of December 27, 1996. In 1997, approximately 63% of the backlog amount was attributable to the Company's library and tape products, as compared to 53% in 1996. In addition to these backlog amounts, the Company also had approximately $51 million of inventory held by customers on evaluation as of December 26, 1997, compared to approximately $90 million as of December 27, 1996. Backlog amounts are calculated on an "if sold" basis and include orders from end-users, OEMs, VARs, VADs and distributors for products that StorageTek expects to deliver during the following 12 months. Units held by customers on evaluation or covered by letters of intent are not included in backlog amounts. Unfilled orders and orders with respect to inventory held by customers on evaluation may be canceled by the customer. Accordingly, backlog levels are not a reliable indicator of future results, and there can be no assurance that orders in backlog or inventory held by customers on evaluation will ultimately be recognized as revenue.

MANUFACTURING AND MATERIALS

The Company's primary manufacturing facilities are located in Puerto Rico, Colorado, Minnesota, and France. The Company's manufacturing facilities are currently in compliance with the ISO 9001 or 9002 international quality standards.

StorageTek manufactures certain key components for its products. In addition, a substantial portion of the Company's production costs is related to the purchase of subassemblies, parts and components for its products from outside vendors located within and outside the United States. The balance of the Company's production costs relates to in-house assembly and testing. Certain of the parts and components included in the Company's products are obtained from a single source or a limited group of suppliers. In particular, a key component of the Company's tape drive heads is supplied by Sumitomo Corporation on a sole source basis. The Company is also dependent on IBM for disk drives used in the mainframe online products supplied to IBM under the OEM agreement. Dependence upon single or limited source vendors involves a number of risks, including the possibility of a shortage of key components, longer lead times, and reduced control over production and delivery schedules.

The Company has long-term supply contracts with certain vendors and suppliers; the remaining parts and components are obtained by delivering purchase orders to vendors specifying the required components. These vendors are not obligated to supply products for an extended period at specific quantities and prices. See
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Results - Sole Source Suppliers," of this Form 10-K for a discussion of factors that may affect the Company's ability to obtain materials from sole source suppliers, which information is incorporated by reference into Part I, Item 1 of this Form 10-K.

COMPETITION

The markets for the Company's products and services are intensely competitive and are subject to continuous, rapid technological change, frequent product performance improvements, short product life cycles and price reductions. The Company competes primarily on the basis of technology, performance, quality, reliability, price, distribution and customer service. The Company believes that its ability to compete depends on a number of factors, both within and outside of its control, including the price and cost of the Company's and its competitors' products, the timing and success of new product introductions by the Company and its competitors, and general economic conditions within and outside the United States. The Company expects that both the markets for its products and services, and its competitors within such markets, will continue to change in response to shifting customer storage requirements. In addition, stiff competition has resulted in price reductions in the past and the Company expects this trend to continue. As a result, the Company currently anticipates that it will continue to adjust the price of many of its products and services in the future.

In the mainframe information storage system market, the Company's competitors include IBM, EMC, Fujitsu, and Hitachi. Competition in the client/server market comes from the Company's traditional rivals, in addition to companies focused on the client/server industry, such as Sun Microsystems, Compaq and Hewlett-Packard. A number of the Company's competitors have significantly greater market presence and financial resource than StorageTek.

In order to increase the rate of revenue growth and profitability, the Company is focusing significant resources on product offerings for the client/server market. Competition in the client/server market is aggressive and is based primarily upon performance, quality, system scalability, price, service and name recognition. The client/server market includes a broad spectrum of customers including customers outside of the Company's traditional customer base. Many of the Company's potential customers in the client/server market purchase their storage requirements as part of a packaged server and storage product, which may provide a competitive advantage to the Company's rivals. The Company expects to address this issue by providing superior storage solutions and services that operate across multiple computer platforms and by establishing distribution relationships with these competitors.

In the consulting services and solutions integration market, the Company competes against a number of large companies with an established presence in this industry, including a number of equipment manufacturers with a larger installed base of customers. From time to time, in connection with specific projects, the Company partners with established companies in this market. The Company's ability to compete in the consulting services and solutions integration market is dependent upon its ability to attract and retain highly skilled employees and the quality and price competitiveness of the Company's solutions.

The quality and reliability of the Company's products and ongoing support for its products are key elements of the Company's competitive strategy. The Company's customer support organization operates worldwide and includes field service engineers, and product support and administrative support personnel. The customer support organization installs, maintains and services equipment manufactured by the Company, as well as equipment manufactured by third parties. The Company provides local customer support services from its offices located in major metropolitan cities, with spare parts stored at regional locations. The Company also has established several competency centers in the United States and Europe to provide concept/design and engineering services to customers. StorageTek believes that its installed base of products under maintenance agreements and the expertise of the Company's customer service engineers are valuable assets of the Company and believes they will be important competitive elements of the Company's business in the future.

NEW PRODUCT DEVELOPMENT

StorageTek invests substantial resources to develop new products and product enhancements. In 1997, 1996 and 1995, the Company recognized research and development costs of approximately $210 million, $176 million and $187 million, respectively. In order to expand the Company's access to new technologies and reduce the amount of time necessary to bring new products to the market, the Company in the past has acquired other companies and has entered into joint development and other similar relationships. For example, in 1995 the Company acquired a network company. In 1996 and 1997, the Company entered into OEM agreements with IBM under which IBM agreed to finance certain research and development activities conducted by the Company associated with future development and enhancements to mainframe online products. The Company's research and development costs in 1998 will be affected by the level of funding received from IBM, and other partners for new products. The Company anticipates that its research and development costs will increase during 1998 as it focuses on developing new mainframe products and products designed for the client/server market.

As of December 26, 1997, approximately 1,350 employees were engaged on a full-time basis in engineering and product development activities, primarily at several facilities located in the United States, including Colorado and Minnesota, and at facilities located in France and Australia. For further discussion of risk factors concerning product development, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Results - New Products, Markets and Distribution Channels," of this Form 10-K.

PATENTS AND LICENSES

StorageTek's ability to compete is affected by its ability to protect its proprietary information. StorageTek protects its proprietary rights through a combination of patents, trademarks, copyrights, confidentiality procedures, trade secret laws and licensing arrangements. The Company's policy is to apply for patents, or other appropriate proprietary or statutory protection, in both the United States and selected foreign countries to establish its proprietary rights in new or improved technology. StorageTek currently holds over 377 United States patents, as well as foreign counterparts to many of these patents in selected countries, covering various aspects of its products. These patents will expire from 1998 through 2015. The Company also has pending approximately 108 United States patent applications, including 6 that have been allowed and are expected to be formally issued soon, as well as pending foreign counterparts to many of these applications. In addition, StorageTek has licenses to use patents held by others. For example, under the OEM agreement between IBM and the Company, IBM has granted StorageTek both royalty-bearing and royalty-free licenses to use technology developed under the agreement. StorageTek owns, has license rights to, and/or has applied to register over 70 trademarks in the United States and foreign jurisdictions. Taken as a whole, these assets are material to the Company's business. However, no individual patent, trademark, license or other item of proprietary information is singularly material to the Company's business.

The Company has ongoing legal proceedings relating to certain of its patents. For a discussion of certain legal proceedings relating to the Company's patents, see Part I, Item 3, "Legal Proceedings" of this Form 10-K. For a discussion of certain risk factors concerning proprietary information see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Results - Patents and Licenses," of this Form 10-K.

ENVIRONMENT

Compliance by the Company with the provisions of federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material adverse effect on the Company. The Company did not have any material expenditures for environmental control facilities in 1997. The Company does not currently have pending and has not budgeted any material estimated expenditures for environmental control facilities during 1998. However, potential liability under environmental legislation is ongoing, regardless of whether or not the Company has complied with existing governmental guidelines.

Government regulation of the environment and related compliance costs has increased in recent years. The Company cannot predict the nature or scope of future environmental laws or regulations, how they will be administered, or whether compliance will require substantial expenditures. Based upon currently available information, the Company does not expect future compliance with existing environmental regulations will have a material effect on the financial results and operations of the Company.

RESTRUCTURING PLAN

During the fourth quarter of 1995, the Company recorded a restructuring charge of $167.2 million related to the adoption of a formal action plan for restructuring several businesses. The restructuring was adopted in an effort to establish a more cost-efficient business structure in response to competition. Elements of the Company's restructuring plan included focusing on core businesses, outsourcing non-strategic activities, rearchitecting its distribution processes and channels, and accelerating the integration of Network Systems Corporation. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restructuring and Other Charges," and Part IV, Item 14, Note 7 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, of this Form 10-K, for additional information concerning the 1995 Restructuring Plan.

YEAR 2000

The Company's product lines include information storage systems and network products which store, retrieve and transmit data. In order to properly process data, the Company's products must manage and manipulate data that includes both 20th and 21st century dates (Year 2000 Compliant). The Company believes its current products are Year 2000 Compliant provided they have been upgraded to include all recommended engineering changes. There can be no assurance that the Company's current products will be Year 2000 Compliant. In addition, the Company does not currently intend to develop modifications to certain of its older products to make them Year 2000 Compliant and plans to notify the affected maintenance customers of this plan. The Company's inability to effectively manage the year 2000 risks associated with its current and older product lines could have material adverse effects, including increased warranty costs, customer satisfaction issues and potential lawsuits.

The Company is currently in the process of replacing many of its internal business and financial information systems. These systems are being replaced by new systems which are believed to be Year 2000 Compliant. The Company is also identifying and implementing changes to other information systems which are not being replaced in order to make them Year 2000 Compliant. The Company anticipates that the installation of its new information systems and changes to its remaining information systems in order to make them Year 2000 Compliant will be completed by the first half of 1999. The Company currently does not expect that the year 2000 will cause operational problems or result in the Company incurring material costs incremental to the cost of the information systems projects currently underway. Delays in implementing these internal information systems or a failure to fully identify all year 2000 dependencies in the Company's internal information systems could have material adverse consequences, including delays in the delivery or sale of the Company's products, or cause the Company to incur increased costs.

EMPLOYEES

The Company employed approximately 8,300 persons on a full-time basis worldwide as of December 26, 1997. The Company's future success is dependent, in part, on its ability to continue to attract, retain and motivate skilled personnel.

OTHER MATTERS

The Company's results historically have experienced seasonality, with increased sales revenue in the fourth quarter compared to other quarters because of customers' tendencies to make purchase decisions near the end of the calendar year. There can be no assurance that this historical trend will continue in 1998 and that revenue during the fourth quarter will be higher than any other quarter.

During 1997, OEM sales to IBM accounted for approximately 19% of the Company's total revenue and, at year-end, approximately 26% of the Company's outstanding account receivable balance was due from IBM. No other single customer accounted for 10% or more of the Company's total revenue in 1997.

No material portion of the Company's business is subject to contract termination at the election of the United States government.

Reference is made to the following NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS set forth in Part IV, Item 14, of this Form 10-K for certain additional information, which information is incorporated by reference herein:

         Note 5 Description of the Company's debt, financing arrangements and leasing obligations.

         Note 9 Description of the Company's common stock repurchase programs.

         Note 13 Description of the Company's financial instruments and off-balance-sheet risks - concentrations of credit risks.

         Note 14 Information on the geographic operations of the Company's single business segment. See also Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- International Operations and Market Risk Management/Foreign Currency Exchange Risk," for further discussion of the risks associated with the Company's foreign operations.

Reference is also made to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K, for information regarding liquidity, including working capital practices, restructuring plans and risk factors that may affect future results.

ITEM 2.     PROPERTIES

StorageTek conducts its operations worldwide and occupies both leased and owned facilities. At the present time, such facilities are adequate for the Company's purposes.

Colorado. StorageTek occupies facilities in 16 separate buildings in Boulder County, Colorado, comprising approximately 1.9 million square feet. The Company owns facilities with approximately 1.6 million square feet; the remaining space is leased. These facilities include StorageTek's executive offices, as well as manufacturing, research and development, and spare parts storage facilities. Substantially all of the Boulder County space is fully utilized.

Other United States Properties. StorageTek owns approximately 199,000 square feet of manufacturing facilities in the Palm Bay/Melbourne, Florida, area. A majority of this space is leased to a third party. The Company owns 200,000 square feet of manufacturing, research and development, and administrative facilities in the Minneapolis, Minnesota area, which are approximately 85% utilized. The Company occupies manufacturing facilities in Puerto Rico, of which approximately 78,000 square feet are owned and 50,000 square feet are leased. The facilities in Puerto Rico are approximately 95% utilized. The Company also leases office and customer facilities throughout the United States at approximately 136 locations comprising approximately

725,000 square feet.

International Properties. StorageTek leases approximately 200,000 square feet of engineering, manufacturing and marketing facilities in Toulouse, France, which are approximately 60% utilized. In addition, StorageTek leases facilities at locations throughout the world, primarily for sales and customer support activities, spare parts storage, and limited research and product development activities. The Company maintains offices in 15 locations in Canada comprising 92,000 square feet, an office in Latin America comprising 7,000 square feet, over 70 offices in Europe comprising approximately 453,000 square feet, and 12 offices in the Asia/Pacific region comprising approximately 93,000 square feet. Many of the Company's leases throughout the world contain renewal rights, cancellation rights and rights of first refusal on contiguous expansion space.

ITEM 3.     LEGAL PROCEEDINGS

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties. The suit sought injunctive relief and damages in the amount of $2,400,000,000. On December 28, 1995, the court dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals. In April 1996, the trial court stayed discovery on the Company's counterclaim for breach of the covenant not to sue pending resolution of the appeal. In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. In December 1997, the Colorado Supreme Court rejected the Company's petition seeking a reversal of this decision. A new trial date has not been set.

On February 15, 1994, the Company filed suit in Boulder County, Colorado, District Court against Array Technology Corporation (Array) and Tandem Computers Incorporated (Tandem). The suit asked that the court order Array and Tandem to either support certain disk drives purchased from them or provide the Company with technical data necessary for StorageTek to provide such customer support. In March 1994, Array and Tandem filed their answer and also filed counterclaims against the Company alleging breach of contract and claiming damages. On November 20, 1997, a jury determined in favor of the Company and awarded it approximately $68 million in damages. Array and Tandem were awarded approximately $8 million for amounts owed by StorageTek for inventory purchases. On January 13, 1998, the parties filed a motion for dismissal to settle all outstanding claims.

On June 29, 1995, Odetics, Inc. (Odetics) filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company and two of its customers alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorney's fees and costs. In February 1996, a jury found that the Company's products did not infringe the 151 Patent. Odetics appealed and in June 1997, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's ruling and remanded the case back to the District Court for further proceedings. A new trial is scheduled to commence in March 1998.

On December 8, 1995, Odetics filed a second patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company. The complaint alleges that the "cartridge access port" in certain of the Company's tape library products also infringes the 151 Patent. The complaint seeks injunctive relief, treble damages in an unspecified amount, and an award of attorney's fees and costs. This case has been stayed pending the outcome of the case filed by Odetics on June 29, 1995, which is described above.

On July 30, 1996, the Company received Civil Investigative Demands (CIDs) from the U.S. Department of Justice Antitrust Division concerning the OEM agreement with IBM for mainframe online storage subsystems. The Company received additional CIDs in 1996 and 1997. The CIDs requested production of documents and testimony in connection with a review of the agreement for compliance with the Sherman Act. On December 18, 1997, the DOJ filed a complaint and a proposed settlement with the U.S. District Court for the District of Columbia. The proposed settlement is set forth in a proposed consent decree, which will be effective upon approval by the Court. The Court is expected to issue a ruling in March 1998.

On October 3, 1995, certain former employees of the Company filed suit in the U.S. District Court for the District of Colorado against the Company. The amended suit alleges violations of the Age Discrimination in Employment Act
(ADEA) and the Employee Retirement Income Security Act (ERISA) between the period of April 13, 1993, and December 31, 1996. On November 26, 1997, the Court granted the plaintiffs' request to proceed as a collective action on the ADEA claims and denied the plaintiffs' request to proceed as a class on the ERISA claims. The plaintiffs seek, among other things, compensatory damages in an unspecified amount, including the value of back pay and benefits; reinstatement as employees or alternatively the value of future earnings and benefits; and exemplary or liquidated damages. The Company has filed an answer denying both the ADEA and ERISA claims. This case is in the discovery phase.

The Company believes it has adequate legal defenses with respect to each of the actions cited above and intends to vigorously defend against these actions. However, it is reasonably possible that these actions could result in outcomes unfavorable to the Company. The Company is also involved in various other less significant legal actions. While the Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company's financial position or reported results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company's inability to ship products or components found to have violated third-party patent rights.

Information concerning these legal proceedings is also contained in Note 8 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included in Part IV, Item 14, of this Form 10-K.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of StorageTek security holders during the fourth quarter of the fiscal year ended December 26, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons were serving as executive officers of the Company as of March 6, 1998.


NAME                               POSITION WITH COMPANY                                               AGE
----------------------------------------------------------------------------------------------------------
David E. Weiss..............       Chairman of the Board, President and Chief                           53
                                   Executive Officer

David E. Lacey..............       Executive Vice President and Chief Financial Officer                 51


Victor Perez................       Executive Vice President,  Enterprise Operations                     47

Gary Francis................       Vice President and General Manager, Enterprise                       50
                                   Nearline Business Group

Sylvia Summers..............       Vice President and General Manager,                                  45
                                   Multiplatform Systems Business Group

Thomas G. Arnold............       Vice President and Corporate Controller                              36


Mr. Weiss has served as Chairman of the Board, President and Chief Executive Officer since May 23, 1996. He served as Chief Operating Officer of the Company from March 1995 to May 1996, Executive Vice President of Systems Development from January 1993 to March 1995, Senior Vice President of Marketing and Program Management Process from June 1992 to January 1993, and Corporate Vice President of Market Planning from August 1991 to June 1992. Mr. Weiss joined the Company in February 1991 as Staff Vice President.

Mr. Lacey was appointed Executive Vice President and Chief Financial Officer on May 23, 1996. From February 1995 to May 1996, Mr. Lacey served as Interim Chief Financial Officer and Corporate Vice President. Mr. Lacey was appointed a Corporate Vice President in December 1990 and served as Corporate Controller of the Company from October 1989 to February 1995. Mr. Lacey has been employed by the Company in various other capacities since 1985.

Mr. Perez was appointed Executive Vice President in October 1997. From June 1996 to November 1997, he served as Corporate Vice President and General Manager, Enterprise DASD and International Manufacturing. From November 1995 to June 1996, Mr. Perez served as Corporate Vice President World Wide Manufacturing. Mr. Perez was appointed Corporate Vice President in November 1994 and has been employed by the Company in various other capacities since 1979.

Mr. Francis was appointed as Vice President and General Manager of Nearline Business Group in February 1997. From September 1993 to February 1997, Mr. Francis served as Vice President of the Nearline Line of Business and from August 1992 to September 1993 served as Director of Strategic Planning. Mr. Francis has been employed by the Company in various other capacities since 1976.

Ms. Summers was appointed Vice President and General Manager, Multiplatform Business Group in May 1997. Prior to joining StorageTek, Ms. Summers was with Bull Corporation, Paris, France, where she served as Vice President, Storage Business Group from April 1996 to April 1997, and Vice President Software Solutions from February 1994 to April 1997.

Mr. Arnold was appointed Vice President and Corporate Controller in April 1997. From November 1995 to April 1997, he served as Director of Worldwide Consolidation and Reporting. Mr. Arnold served as Manager of External Reporting from April 1991 to November 1995. Mr. Arnold has been employed by the Company in various other capacities since 1989.

                                     PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

The common stock of Storage Technology Corporation is traded on the New York Stock Exchange under the symbol STK. The table below reflects the high and low closing sales prices of the common stock on the New York Stock Exchange composite tape as reported by The Wall Street Journal during each fiscal quarter of 1997 and 1996. On December 26, 1997, there were 13,151 record holders of common stock of StorageTek.


                  1997                              High                       Low
                  ------------------------------------------------------------------
                  First Quarter                    $53.875                   $37.250
                  Second Quarter                    46.125                    34.000
                  Third Quarter                     54.000                    45.125
                  Fourth Quarter                    66.375                    48.000

                  1996                              High                       Low
                  ------------------------------------------------------------------
                  First Quarter                    $31.250                   $22.375
                  Second Quarter                    42.875                    24.375
                  Third Quarter                     40.000                    31.875
                  Fourth Quarter                    51.000                    38.000


Dividends

StorageTek has never paid cash dividends on its common stock. The Company currently plans to continue to retain future earnings for use in its business. The Company's existing $350 million credit agreement contains provisions restricting the payment of cash dividends.

ITEM 6.       SELECTED FINANCIAL DATA

The following data, insofar as it relates to the three fiscal years 1995 through 1997 (except for the 1995 Balance Sheet Data), has been derived from the consolidated financial statements appearing elsewhere herein, including the Consolidated Balance Sheet as of December 26, 1997, and December 27, 1996, and the related Consolidated Statement of Operations for each of the three years in the period ended December 26, 1997, and notes thereto. The data, insofar as it relates to the Balance Sheet Data as of December 29, 1995, December 30, 1994, and December 31, 1993, and the Statement of Operations Data for the fiscal years 1994 and 1993, has been derived from the historical financial statements of the Company for such periods, restated as appropriate to reflect mergers accounted for as poolings of interests.

The following table data (in thousands of dollars, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.


                                                                             YEAR ENDED DECEMBER
                                               --------------------------------------------------------------------------------
                                                     1997         1996              1995                 1994             1993
                                               --------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Revenue                                         $ 2,144,656    $ 2,039,550       $ 1,929,485         $ 1,871,350    $ 1,617,691
Cost of revenue                                   1,171,530      1,192,777         1,217,622           1,186,942      1,072,784
                                                -----------    -----------       -----------         -----------    -----------
   Gross profit                                     973,126        846,773           711,863             684,408        544,907
Research and product development costs              209,526        176,422           187,275             206,083        191,048
Marketing, general, administrative and
  other income and expense, net                     472,839        444,870           445,889             425,490        393,991
Restructuring and other charges (Note 7)                                             212,207               8,000(b)      90,414(c)
                                                -----------    -----------       -----------         -----------    -----------
   Operating profit (loss)                          290,761        225,481          (133,508)             44,835       (130,546)
Interest income, net                                 25,356          1,211             8,978               6,103         18,585
                                                -----------    -----------       -----------         -----------    -----------
   Income (loss) before income taxes,
     accounting change and extra-
     ordinary item                                  316,117        226,692          (124,530)             50,938       (111,961)
Provision for income taxes                          (84,300)       (55,900)          (17,800)            (18,900)        (9,500)
                                                -----------    -----------       -----------         -----------    -----------
   Income (loss) before accounting
     change and extraordinary item                  231,817        170,792          (142,330)             32,038       (121,461)
Cumulative effect of accounting change                                                                                   40,000
Extraordinary gain, net of taxes                                     9,535
                                                -----------    -----------       -----------         -----------    -----------
   Net income (loss)                            $   231,817    $   180,327       $  (142,330)        $    32,038    $   (81,461)
                                                ===========    ===========       ===========         ===========    ===========
Basic earnings (loss) per common share: (a)
    Income (loss) before accounting
      change and extraordinary item             $      3.86    $      3.04       $     (2.91)        $      0.39    $     (2.59)
    Net income (loss)                                  3.86           3.21             (2.91)               0.39          (1.80)
Diluted earnings (loss) per common share: (a)
    Income (loss) before accounting
      change and extraordinary item             $      3.79    $      2.86       $     (2.91)        $      0.38    $     (2.59)
    Net income (loss)                                  3.79           3.01             (2.91)               0.38          (1.80)
BALANCE SHEET DATA
Working capital                                 $   661,206    $   724,171       $   425,351         $   501,065    $   492,576
Total assets                                      1,740,017      1,884,276         1,888,629           2,144,458      2,064,851
Total debt                                           22,391        155,257           449,222             464,690        469,490
Stockholders' equity                              1,112,503      1,180,983           962,833           1,265,285      1,215,877

----------------
(a) Earnings per share data has been restated for 1996 and prior years to conform with Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

(b) In 1994, the Company recognized restructuring charges of $8,000,000.

(c) In 1993, the Company recognized restructuring charges of $77,832,000; acquired research and development expenses of $7,060,000; and merger expenses of $5,522,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL ASSUMPTIONS, ANTICIPATIONS, EXPECTATIONS AND FORECASTS CONTAINED IN THE FOLLOWING DISCUSSION REGARDING THE COMPANY'S PRODUCT AND BUSINESS PLANS, FINANCIAL RESULTS, PERFORMANCE AND EVENTS ARE FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY BECAUSE OF A NUMBER OF RISKS AND UNCERTAINTIES, SOME OF THESE RISKS ARE DETAILED BELOW IN "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS FORM-10K.

STATEMENTS MADE HEREIN ARE ACCURATE ONLY AS OF THE DATE OF FILING THIS FORM 10-K WITH THE SECURITIES AND EXCHANGE COMMISSION AND MAY ONLY BE RELIED UPON AS OF THAT DATE. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE INFORMATION ON FORECASTS CONTAINED HEREIN, EXCEPT AS MAY BE OTHERWISE REQUIRED BY LAW.

GENERAL

The Company reported net income for the year ended December 26, 1997, of $231.8 million on revenue of $2.14 billion, compared to net income for the year ended December 27, 1996, of $180.3 million on revenue of $2.04 billion and a net loss for the year ended December 29, 1995, of $142.3 million on revenue of $1.93 billion. The Company's results include an extraordinary gain on sale of lease assets of $9.5 million in 1996, and restructuring and other charges of $212.2 million in 1995.

Revenue increased 5% in 1997 compared to 1996. The increase in revenue in 1997 is primarily because of increased sales of client/server tape and disk products, mainframe online products, and increased consulting services revenue. Mainframe Nearline product sales generated by the Company's applications initiative more than offset decreased sales of earlier generation Nearline products and price declines associated with the TimberLine(R)9490. Revenue associated with network products declined in 1997. Revenue during 1997 was reduced by unfavorable foreign currency exchange rate movements, particularly in Europe. The overall gross profit margin increased during 1997, principally because of increased manufacturing volumes of online products.

Revenue increased 6% in 1996 compared to 1995, primarily because of increased sales revenue from mainframe Nearline products, mainframe online products, client/server tape libraries, and application sales. Revenue from older generation Nearline products decreased during 1996 as compared to 1995. Revenue from network and other products also declined in 1996 as compared to 1995, primarily because of the continued decline in revenue from a number of older network products, the sale of a non-strategic network business during the third quarter of 1996, and the sale of substantially all of the Company's midrange lease assets and midrange service business in 1995.

The Company's future revenue and operating results are significantly dependent upon the continued demand for mainframe Nearline and online products in their traditional markets; expanding the market for and increasing sales of mainframe Nearline products and products for the client/server environment through the successful development and introduction of new products and applications; expanding marketing and distribution channels; and successfully establishing the Company's consulting services business. For discussion of these and other risk factors, see "Risk Factors That May Affect Future Results" below.

The Company's cash balances decreased $132.1 million during 1997. Net cash flows generated from operations of $446.7 million were more than offset by the repurchase of 9.2 million shares of the Company's common stock at a cost of $485.0 million, investments in property, plant and equipment of $65.9 million, and short-term investments of $48.1 million. The Company's cash balances increased $123.9 million during 1996. Net cash flows generated from operations in 1996 of $464.7 million include cash received from the sale of substantially all of the Company's lease assets. Cash from operating activities during 1996 was partially utilized by the repurchase of 4.5 million shares of the Company's common stock for $195.5 million, net repayments of debt of $100.0 million and net investments in property, plant and equipment of $68.9 million.

The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information and revenue by product line, which includes both product sales and maintenance revenue.


                                                                               Year Ended December
                                                                   1997               1996               1995
                                                              -----------------------------------------------

Revenue:
     Nearline products                                             64.5%              65.1%            62.1%
     Online products                                               24.2               21.1             19.5
     Network and other products                                    11.3               13.8             18.4
                                                                 ------             ------           ------
         Total revenue                                            100.0              100.0            100.0
Cost of revenue                                                    54.6               58.5             63.1
                                                                 ------             ------           ------
         Gross profit                                              45.4               41.5             36.9
Research and product development costs                              9.8                8.6              9.7
Marketing, general, administrative and other
  income and expense, net                                          22.0               21.8             23.1
Restructuring and other charges                                                                        11.0
                                                                 ------             ------           ------
         Operating profit (loss)                                   13.6               11.1             (6.9)
Interest income, net                                                1.1                                 0.4
                                                                 ------             ------           ------
         Income (loss) before income taxes and
           extraordinary item                                      14.7               11.1             (6.5)
Provision for income taxes                                         (3.9)              (2.7)            (0.9)
                                                                 ------             ------           ------
         Income (loss) before extraordinary item                   10.8                8.4             (7.4)
Extraordinary gain, net of income taxes                                                0.4
                                                                 ------             ------           ------
         Net income (loss)                                         10.8%               8.8%            (7.4)%
                                                                 ======             ======           ======


REVENUE

NEARLINE PRODUCTS

Revenue from Nearline products increased 4% in 1997 compared to 1996, primarily because of increased sales of TimberWolf, a line of smaller-scale tape libraries designed for client/server attachment; and sales of RedWood SD-3, a high capacity cartridge subsystem. The Company's initiative to develop new applications for its Nearline products was a significant contributor to the increase in RedWood sales in 1997. The Company's new applications include document management, scientific applications, check imaging, broadcasting and video solutions, and medical imaging. Unit sales of the TimberLine, a 36-track cartridge subsystem, increased in 1997, as compared to 1996, but sales revenue decreased as a result of a decline in the average selling price of these products. Sales of the PowderHorn 9310, an automated cartridge system library, and earlier generation Nearline products also decreased in 1997 as compared to 1996. Nearline revenue was unfavorably affected by foreign currency exchange rate movements during 1997.

Revenue from Nearline products increased 11% in 1996 compared to 1995, primarily because of increased sales revenue from TimberLine. RedWood, PowderHorn and TimberWolf also contributed to increased revenue during 1996. Revenue from earlier generation Nearline products decreased in 1996 as compared to 1995.

The Company anticipates a slow growth rate in the market for mainframe tape products as customers continue to transition to the client/server environment. Future revenue growth for Nearline products is dependent upon successfully developing and introducing new Nearline products, the continued success of the Company's applications development initiative and expanding the indirect distribution channels for the Company's client/server products through agreements such as the original equipment manufacturer (OEM) agreement with Hewlett-Packard announced in the fourth quarter of 1997. In October 1997, the Company announced the Virtual Storage Manager (VSM), a mainframe data storage management solution designed to improve performance, cartridge utilization, and overall storage management. Failure to timely develop and introduce VSM and other new Nearline products and features currently under development may negatively impact the Company's results and long-term success. There can be no assurance that the Company will continue to expand the Nearline market through its application development efforts or that it will continue to be successful in expanding the indirect distribution channels for its client/server Nearline products.

ONLINE PRODUCTS

Revenue from online products increased 21% in 1997 as compared to 1996 because of increased sales of mainframe online products under the OEM agreement with IBM and increased sales of products in the Company's OPENstorage Disk subsystem family for the client/server market.

Revenue from online products increased 14% in 1996 as compared to 1995. This increase in revenue was primarily because of increased sales volume of mainframe online products under the OEM agreement with IBM in the second half of 1996, coupled with end-user sales of mainframe online products in the first half of 1996. These increases were partially offset by a decrease in revenue contribution from earlier generation online products.

Approximately 19% of the Company's total revenue during 1997 was derived from a worldwide non-exclusive OEM agreement under which the Company develops and manufactures mainframe online storage products for IBM. In December 1997, the Company entered into a new OEM agreement with IBM which expires in December 2000. IBM is not subject to any long-term volume purchase commitments; however, IBM does receive volume-purchase discounts under this new agreement. IBM may elect to terminate the agreement for convenience or for cause, or upon certain instances of change in control or the occurrence of certain other conditions. The Company may elect to terminate the agreement for cause. There can be no assurance that the Company will continue to realize benefits associated with the agreement. See "Risk Factors That May Affect Future Results - Dependence on IBM," for further discussion of the risks associated with the OEM agreement.

The Company made significant investments during 1997 associated with its entrance into the client/server disk market. Success in the client/server disk market is critical to the Company's plans to grow revenue in the future. The Company plans to enhance its current product line in 1998 with new products which provide the customer with an integrated solution and increase storage management functionality. In addition to successfully managing the risks associated with introducing these new products, the Company must continue to establish new cost-effective, high-volume distribution channels for these products. There can be no assurance that the Company will be successful in its client/server disk initiative.

NETWORK AND OTHER PRODUCTS

Revenue from network and other products decreased 14% in 1997, as compared to 1996, primarily because of continued declines in sales from network products. This decrease was partially offset by an increase in consulting services revenue.

Revenue from network and other products decreased 21% in 1996 compared to 1995. This decrease was primarily because of the decline in revenue from network products, the sale of a non-strategic network business and the sale of the midrange lease assets and the midrange service business.

GROSS PROFIT

Overall gross profit margins increased to 45% in 1997, as compared to 42% in 1996 and 37% in 1995. The increase in 1997 was primarily because of increased manufacturing volumes of mainframe online products. The increase in 1996 was primarily because of cost savings achieved in connection with the Company's 1995 restructuring and increased manufacturing volumes.

Gross profit on product sales increased to 46% in 1997, as compared to 39% in 1996, principally as a result of increased manufacturing volumes of mainframe online products, increased sales of higher-margin software products and cost reductions associated with the manufacturing process. Product sales margins in 1997 also benefited from a change in the classification of advanced manufacturing costs of approximately $34.7 million, which are included within research and product development costs in the 1997 Consolidated Statement of Operations. Gross profit on product sales increased to 39% in 1996, as compared to 37% in 1995, primarily as a result of cost savings achieved in connection with the Company's 1995 restructuring, increased manufacturing volumes and lower purchase costs associated with components for online and Nearline products. Product sales margins in 1996 also benefited from reduced sales revenue contribution from lower-margin midrange products as a result of the sale of this business.

Gross profit on maintenance revenue decreased to 45% in 1997, as compared to 47% in 1996. The decline is principally attributable to reduced margins associated with the Company's consulting services business. Gross profit on maintenance revenue increased to 47% in 1996, as compared to 36% in 1995. This increase is primarily because of continued cost savings associated with the 1995 restructuring and reduced maintenance revenue contribution from lower-margin midrange services as a result of the sale of the midrange service business in 1995.

The market for most of the Company's products is subject to intense price competition. The Company anticipates it will continue to experience price competition as it expands into the client/server storage market. The Company's ability to sustain or improve product sales margins is significantly dependent upon continued success in reducing manufacturing costs in all of its product lines. The Company anticipates that the product sales margins for its mainframe online products may decline because of volume-purchase discounts under the terms of the OEM agreement with IBM. Product sales margins also may be affected by inventory reserves and writedowns resulting from rapid technological changes and delays in gaining market acceptance for new products. Maintenance margins may be adversely affected in the future as a result of increased competition and lower margins associated with mainframe products and the Company's consulting services business.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenditures increased 19% in 1997, as compared to 1996. Research and product development costs for 1997 include incremental costs of approximately $34.7 million because of a change in the classification of costs associated with certain advanced manufacturing activities that were previously included within cost of sales in the 1996 Consolidated Statement of Operations. After considering this reclassification, research and product development costs were relatively unchanged in 1997, as compared to 1996. Increased investments during 1997 in developing new client/server tape and disk products, and new mainframe Nearline products were offset by the receipt of additional funding from IBM for certain research and development activities on mainframe online products under the terms of the OEM agreement. Research and product development expenditures decreased 6% in 1996, as compared to 1995, primarily as a result of research and development funding from IBM. The Company's research and development costs in 1998 will be affected by the level of funding received from IBM and other partners for the development of new products. The Company anticipates that its research and development costs will increase during 1998 as it focuses on developing new mainframe products and products designed for the client/server market.

MARKETING, GENERAL, ADMINISTRATIVE AND OTHER

Marketing, general, administrative and other income and expense (MG&A) increased 6% in 1997, as compared to 1996. The increase is primarily because of spending on internal business and financial information systems, employee profit-sharing and bonus expenses associated with increased earnings levels, and marketing expenses associated with the Company's client/server storage initiative. The increase was partially offset by gains realized on the sale of accounts receivable of $33.8 million in 1997. MG&A remained relatively unchanged in 1996, as compared to 1995, as cost savings associated with the 1995 restructuring were partially offset by increased marketing expenses.

Gains and losses associated with foreign currency transactions and translation adjustments, net of associated hedging results, are included in MG&A and aggregated a net gain of $0.5 million for 1997, compared to net losses of $0.5 million in 1996 and $4.3 million in 1995. See "INTERNATIONAL OPERATIONS" and "MARKET RISK MANAGEMENT / FOREIGN CURRENCY EXCHANGE RISK," below, for further discussion of the foreign exchange risks associated with the Company's international operations and the related foreign currency hedging activities.

INTEREST INCOME AND EXPENSE

Interest income increased 10% in 1997, as compared to 1996, primarily as a result of an increase in cash available for investment. Interest expense decreased 82% in 1997, as compared to 1996, primarily because of the redemption of all of the Company's outstanding convertible debentures. Interest income decreased 37% and interest expense decreased 24% in 1996, as compared to 1995, primarily because of the Company's sale of its lease financing business.

The Company anticipates its net interest income will decline during 1998 primarily as a result of the Company's plan to use some of its cash to complete the repurchase of up to $800 million of its common stock. See "Liquidity and Capital Resources - Working Capital," for further discussion of the Company's stock repurchase plan.

INCOME TAXES

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, management has determined that the Company will more likely than not realize $140.0 million of deferred income tax assets as of December 26, 1997. The Company's valuation allowance of approximately $22.5 million as of December 26, 1997, was established based upon the consideration of a variety of factors, including the Company's earnings history, the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, near-term expectations, and the highly competitive nature of the high-technology marketplace.

The Company anticipates that the effective tax rate will exceed the U.S. federal income tax rate of 35% in 1998 as the Company has recognized substantially all of its remaining net deductible temporary differences, tax credit carryforwards and net operating loss carryforwards in the United States.

RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges for the year ended December 29, 1995, consisted of the following (in thousands of dollars):


          Restructuring charges                 $167,175
          Litigation settlement                   30,680
          Merger and consolidation charges        14,352
                                                --------
                                                $212,207
                                                ========

The following table summarizes the activity in the Company's restructuring reserves (in thousands of dollars):


                                    Employee      Asset        Lease      Other
                                    Severance   Writedowns  Abandonments Exit Costs      Total
                                   -----------------------------------------------------------
Balances, December 30, 1994        $   3,036     $      0    $  5,782   $  3,612   $    12,430

Restructuring charges                 49,265       91,609      16,660      9,641       167,175
Cash payments                         (9,613)                  (3,904)    (3,081)      (16,598)
Asset writedowns                                  (91,609)                             (91,609)
                                   ---------     --------    --------   --------   -----------

Balances, December 29, 1995           42,688            0      18,538     10,172        71,398

Cash payments                        (26,837)                  (2,907)    (9,414)      (39,158)
Reclassifications                        301                     (154)     1,222         1,369
                                   ---------     --------    --------   --------   -----------

Balances, December 27, 1996           16,152            0      15,477      1,980        33,609


Cash payments                         (6,718)                  (1,550)      (577)       (8,845)
Reclassifications                      5,560                   (1,858)    (1,174)        2,528
                                   ---------     --------    --------   --------   -----------
Balances, December 26, 1997        $  14,994     $      0    $ 12,069   $    229   $    27,292
                                   =========     ========    ========   ========   ===========


RESTRUCTURINGS

During the fourth quarter of 1995, the Company recorded a restructuring charge of $167.2 million in connection with the adoption of a formal action plan for restructuring its enterprise and network businesses. The restructuring was adopted in an effort to establish a more cost-efficient business structure in response to competition. Elements of the Company's restructuring plan included focusing on core businesses and outsourcing non-strategic activities, rearchitecting its distribution processes and channels, and accelerating the integration of Network Systems Corporation, which was acquired in March 1995. Reclassifications were made in 1997 and 1996 to reflect revised estimates of the various components of the restructuring. Reclassifications had no effect on the Consolidated Statement of Operations.

The remaining restructuring reserves relate principally to the Company's plans to further integrate its sales administration organization and rearchitect its distribution processes in the United States and Europe. While the majority of these remaining accruals are expected to result in future cash outflows, these outflows are not expected to have a material effect on the Company's liquidity.

The Company believes that its restructuring programs have eliminated certain non-essential functions and excess costs. There can be no assurance, however, that the Company's restructuring activities will be successful or sufficient to allow the Company to continue to generate improved operating results in future periods. It is possible that changes in the Company's business or in its industry may necessitate restructuring charges in the future.

LIQUIDITY AND CAPITAL RESOURCES

WORKING CAPITAL

The Company's cash balances decreased $132.1 million from December 27, 1996, to December 26, 1997. Cash generated from operations of $446.7 million during 1997 was more than offset by the cash used to repurchase 9.2 million of the Company's common shares. Net purchases of property, plant and equipment of $65.9 million and an increase in short-term investments of $48.1 million also contributed to the decrease in cash balances during 1997. In October 1997, the Company announced a plan to repurchase up to $800 million of its common stock through open market purchases and privately negotiated transactions. In connection with the plan announced in October 1997, the Company repurchased and retired 8.0 million shares of its common stock during 1997 pursuant to a privately negotiated transaction, resulting in an initial cash outflow of $431.3 million. The final purchase price of the common stock is subject to adjustment based on the trading price of the common stock during a defined period. Any price adjustment will be reflected as an adjustment to capital in excess of par value on the Consolidated Statement of Changes in Stockholders' Equity. Repurchases of common stock associated with the plan announced in October 1997 are expected to be completed by the end of 1998. In February 1997, the Company announced a program to repurchase up to 1.5 million shares of common stock on an annual basis. As of December 26, 1997, the Company had repurchased 1.2 million shares of common stock under this program, resulting in a total cash outflow of $53.7 million.

The Company's cash balances increased $123.9 million from December 29, 1995, to December 27, 1996. The increase in cash balances in 1996 primarily resulted from cash generated from operations of $464.7 million, which was offset by net repayments of debt of $100.0 million, the repurchase of 4.5 million shares of common stock for a purchase price of approximately $195.5 million, investments in property, plant and equipment of $68.9 million and an increase of short-term investments of $29.2 million. Net cash from operating activities during 1996 includes cash received from the sale of lease assets and cash payments associated with the 1995 restructuring.

The current ratio decreased to 2.1 as of December 26, 1997, from 2.4 as of December 27, 1996, primarily because of an increase in accounts payable and accrued liabilities. Accounts receivable increased from $554.2 million as of December 27, 1996, to $628.0 million as of December 26, 1997, primarily as a result of increased sales revenue and a receivable from IBM which was collected in January 1998. Inventories decreased from $288.6 million as of December 27, 1996, to $205.5 million as of December 26, 1997, principally as a result of a reduction in raw materials and benefits associated with a recently implemented finished goods inventory delivery process.

AVAILABLE FINANCING LINES

In 1997, the Company replaced its $150 million unsecured credit agreement with a $350 million unsecured credit agreement which expires in October 2001 (the Revolver). The credit limit available under the Revolver will be reduced by $12.5 million on the last day of each calendar quarter beginning December 31, 1998. The interest rates under the Revolver depend on the type of advance selected. The basic advance rate is no less than the London Interbank Offered Rate (LIBOR) plus 0.75% (6.75% as of December 26, 1997). Under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. As of December 26, 1997, the

Company had issued letters of credit for approximately $25.4 million and had approximately $324.6 million of available credit under the Revolver.

The Company has a financing agreement with a bank which provides for the sale of promissory notes in the principal amount of up to $140 million at any one time. The agreement, which expires in July 1999, provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. The notes must be repaid only to the extent of future revenue of the Company and obligations under the agreement are not cancelable by the Company or the bank. Transaction gains and losses related to the notes are deferred and recognized as an adjustment to the revenue supporting the note repayment. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance and bear interest at rates no less than the LIBOR rate plus 0.35% (6.35% as of December 26, 1997). Under the terms of the agreement, the Company is required to comply with certain covenants which include the maintenance of a collateral account, including cash and qualifying investments, in an amount of no less than the outstanding promissory notes. As of December 26, 1997, the Company had no outstanding borrowings and had committed to borrowings between January 1998 and December 1998 in the cumulative principal amount of approximately $198.3 million.

The Company had a financing agreement with a bank which provided for the sale of certain U.S. and foreign based accounts receivable on a recourse basis which expired on January 31, 1998. This agreement allowed for receivable sales of up to $40 million at any one time with the Company's obligations under the agreement secured by a letter of credit for the amount of the receivables sold. The selling price of the receivables was partially determined based upon foreign currency exchange rates, and any gains or losses on the sales were recognized within MG&A in the Consolidated Statement of Operations at the time the receivables were sold. During 1997, the Company sold approximately $308.1 million of receivables in connection with this agreement. As of December 26, 1997, the outstanding balance associated with receivables sold on a recourse basis, but not collected, was approximately $24.8 million. As of December 26, 1997, the Company had committed to receivable sales of approximately $39.9 million. Gains and losses associated with receivable sales did not have a material effect on the Company's reported financial results after taking into consideration other transactions associated with the Company's international operations.

The Company intends to continue to commit substantial resources to research and development projects and may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company believes it has adequate working capital and financing capabilities to meet its anticipated operating and capital requirements for the next 12 months. Over the longer term, the Company may choose to fund these activities through the issuance of additional equity or debt financing. The issuance of equity or convertible debt securities could result in dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, can be completed on terms acceptable to the Company.

TOTAL DEBT-TO-TOTAL CAPITALIZATION

The Company's total debt-to-total capitalization ratio decreased from 12% as of December 27, 1996, to 2% as of December 26, 1997 as a result of the conversion of the Company's convertible debentures in 1997.

INTERNATIONAL OPERATIONS

During 1997, 1996 and 1995, approximately 34%, 41% and 41%, respectively, of the Company's revenue was generated by its international operations. The decrease in 1997 is principally because of the OEM sales of mainframe online products to IBM, which occurred domestically in 1997. The Company's 1997 international operating income includes $40.0 million of expense associated with the transfer of technology to a wholly-owned subsidiary in anticipation of a future off-shore manufacturing operation. The Company expects that a significant portion of revenue will be generated from international operations in the future. The majority of the Company's international operations involves transactions denominated in the local currencies of countries within Western Europe, principally Germany, France and the United Kingdom; Japan; Canada and Australia. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates. In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a hedging program which utilizes foreign currency options and forward exchange contracts. See "MARKET RISK MANAGEMENT / FOREIGN CURRENCY EXCHANGE RISK," below.

The Company's international business may be affected by changes in demand resulting from localized economic and market conditions. For example, in the past, the Company's business has been adversely affected by weak economic conditions in Europe. The Company does not currently anticipate that the economic crisis in Asia will have a material adverse effect on the Company's future financial results. The Company is subject to the risks of conducting business outside the United States, including changes in, or impositions of, legislative or regulatory requirements, tariffs, quotas, difficulty in obtaining export licenses, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors outside the Company's control. There can be no assurances that one or more of the foregoing factors will not have a material adverse effect on the Company's business or financial results in the future.

MARKET RISK MANAGEMENT / FOREIGN CURRENCY EXCHANGE RISK

The market risk inherent in the Company's financial instruments relates primarily to changes in foreign currency exchange rates. To mitigate the impact of foreign currency fluctuations, the Company seeks opportunities to reduce exposures through financing activities and utilizes foreign currency options and forward exchange contracts to further reduce any remaining exposures. All foreign currency options and forward exchange contracts are authorized and executed pursuant to the Company's policies. Foreign currency options and forward exchange contracts that are designated as and qualify as hedging transactions are subject to hedge accounting treatment. The Company does not hold or issue financial instruments, foreign currency options or forward exchange contracts for trading purposes. See Note 13 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion of the Company's financial instruments and off-balance-sheet risks.

The Company has a financing agreement with a bank which provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. Transaction gains and losses related to the notes are deferred and recognized as an adjustment to the revenue supporting the note repayment. See "Available Financing Lines" above for further discussions of the financing agreement.

The Company periodically utilizes foreign currency options, generally with maturities of less than one year, to hedge a portion of its exposure to exchange-rate fluctuations in connection with anticipated revenue from its international operations. Gains and losses associated with the options are deferred and recognized as an adjustment to the associated revenue at the same time as the underlying anticipated transactions. To the extent that an option which qualified for hedge accounting is terminated or ceases to be effective as a hedge, any deferred gains and losses up to that point continue to be deferred and are recognized as an adjustment to the associated revenue.

The Company also utilizes forward exchange contracts, generally with maturities of less than two months, to hedge its exposure to exchange-rate fluctuations in connection with anticipated monetary assets and liabilities held in foreign currencies and anticipated revenues from its international operations. The carrying amounts of these forward foreign exchange contracts equal their fair value as the contracts are adjusted at each balance sheet date for changes in exchange rates. Gains and losses on the forward contracts used to hedge monetary assets and liabilities are recognized as incurred within MG&A on the Consolidated Statement of Operations as adjustments to the foreign exchange gains and losses on the translation of net monetary assets. Gains and losses on the forward contracts used to hedge anticipated revenue are recognized as incurred as an adjustment to revenue.

A hypothetical 10% adverse movement in foreign exchange rates applied to the Company's foreign currency exchange rate sensitive instruments held as of December 26, 1997, would result in a hypothetical loss of approximately $26.6 million. This hypothetical loss does not take into consideration the Company's underlying international operations. The Company anticipates that any hypothetical loss associated with the Company's foreign currency exchange rate sensitive instruments would be offset by gains associated with its underlying international operations.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

NEW PRODUCTS, MARKETS AND DISTRIBUTION CHANNELS

The Company's results of operations and competitive strength depend upon its ability to successfully develop, manufacture and market innovative new products and product enhancements. Short product life cycles are inherent to the high-technology market. The Company must devote significant resources to research and product development projects and effectively manage the risks inherent in new product transitions. Developing new technology and products is complex and involves uncertainties. Delays in product development, manufacturing, or in customer purchasing decisions can make product transitions difficult. In addition, product transitions make the process of production and inventory planning more difficult as the Company must accurately anticipate product mix and configuration demands, and accurately forecast inventory levels. The Company has experienced product development delays in the past that adversely affected the Company's financial results and competitive position. There can be no assurances that the Company will be able to successfully manage the development and introduction of new products and product enhancements in the future.

The Company historically has generated a significant portion of its revenue and operating profits from mainframe products. The rate of growth in the mainframe market has slowed as a result of customers shifting their storage requirements from the mainframe to the client/server environment. The Company's future financial results are significantly dependent upon successfully introducing new products for the client/server environment. The Company currently is making significant investments in research and development activities focused on new products for the client/server markets currently planned for introduction in 1998. The Company must also establish new cost-effective, high-volume distribution channels for these products. There can be no assurances that the Company will be successful in these activities.

The Company also has implemented an applications development initiative, which is intended to develop new applications for its products. The new applications initiative was successful in developing new markets for the Company's mainframe Nearline products during 1997. However, there can be no assurances that the Company's client/server products and applications development activities will result in increased revenue and profitability during 1998.

In the fourth quarter of 1997, the Company reorganized its sales and support field operations in North America. In Europe, the Company is implementing a Pan-European sales and service model. These new structures are designed to align the sales and support functions with the Company's business group model that focuses on specific market segments. The Company believes the reorganization will allow it to more effectively deliver information storage solutions to its customers and achieve cost-savings. The reorganization may cause temporary disruptions in sales and support field operations and may adversely affect the Company's revenue and operating results.

The Company's greater dependence on indirect distribution channels, such as OEMs and value-added resellers, will make production and inventory planning more complex. In the event an indirect partner establishes a new relationship with a competitor or experiences financial difficulties, the Company's operating and financial results may be adversely affected. See "Dependence on IBM," below, for a discussion of issues associated with the Company's distribution channels for its mainframe online products.

DEPENDENCE ON IBM

In 1997, approximately 19% of the Company's total revenue was derived from OEM sales of mainframe online products to IBM. The Company currently anticipates that it will derive a significant portion of its sales revenue in 1998 from product sales to IBM. Under the worldwide, non-exclusive OEM agreement entered into during December 1997, IBM is not subject to any long-term volume purchase commitments, however, IBM does receive volume-purchase discounts. IBM may terminate the agreement under certain conditions. The Company's success under the OEM agreement is significantly dependent upon achieving certain product development, delivery and performance milestones. The Company's success is also dependent upon IBM continuing to successfully market the mainframe online products, and developing and delivering to the Company disk drives for inclusion in the products. Because of the volume-purchase discounts included in the OEM agreement, the Company must continue to reduce costs and expenses associated with manufacturing the products in order to achieve the expected benefits. The OEM relationship may also cause the Company to incur additional costs associated with unanticipated increases or decreases in manufacturing and inventory volumes. There can be no assurances that the Company will achieve the milestones contained in the OEM agreement or that IBM will successfully market these products in the future.

In December 1997, the Company and IBM agreed to a settlement with the United States Department of Justice (DOJ) concerning the Company's OEM relationship with IBM. The terms of the settlement are contained in a proposed consent decree which was filed with the U.S. District Court for the District of Columbia on December 18, 1997. The proposed consent decree will be effective upon approval by the court. The court is expected to issue a ruling in

March 1998. Under the terms of the proposed consent decree, which will expire in December 2002, the Company must develop new distribution channels for its online products during 1998 or the Company will be subject to limitations on its sales to IBM in the future. The Company's OEM agreement with IBM expires in December 2000 and IBM has indicated that it is currently developing a competitive online product. Failure to develop new distribution channels for the Company's mainframe online products could adversely affect the Company's ability to sell its mainframe online products in future periods. See Note 8 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further information regarding the DOJ investigation.

COMPETITION

The markets for the Company's products and services are intensely competitive. In the mainframe market, the Company's traditional competitors include IBM, EMC, Fujitsu and Hitachi. In an effort to increase the rate of revenue growth and profitability, the Company has entered the client/server storage market. Competition in the client/server market comes from the Company's traditional rivals, in addition to companies focused on the client/server industry, such as Sun Microsystems, Compaq and Hewlett-Packard. A number of the Company's competitors have significantly greater market presence and financial resources than the Company. In addition, many of the Company's potential customers in the client/server market purchase their storage requirements as part of a packaged server and storage product, which may provide a competitive advantage to the Company's rivals. The Company expects to address this issue by providing superior storage solutions that operate across multiple computer platforms and by establishing distribution relationships with these competitors. There can be no assurances that the Company will be able to successfully compete against other companies in the mainframe and client/server market.

PATENTS AND LICENSES

The Company's patents and other proprietary rights are material assets and key elements of the business and competitive strength. The Company protects its proprietary information through a combination of patents, trademarks, copyrights, confidentiality procedures, trade secret laws and licensing arrangements. The Company's policy is to apply for patents, or other appropriate proprietary or statutory protection in the United States and other selected countries to establish its proprietary rights in new and improved technology. There can be no assurances, however, that these arrangements will successfully preclude competitors from developing products similar to the Company's products, or that the Company's proprietary rights will not be challenged, invalidated, or circumvented, or that these rights will provide significant competitive advantages. The Company also relies on technology that is licensed from others, such as IBM. The Company is unable to predict whether its licensing arrangements can be renewed in the future on terms acceptable to the Company.

In order to protect and enforce its proprietary rights, from time to time the Company has commenced legal actions against other companies. Similarly, other companies have brought legal actions against the Company claiming infringement of patent or other proprietary rights. Licenses or royalty arrangements are generally offered in these situations. However, any litigation by or against the Company, with or without merit, may result in significant expense and divert the efforts of the Company's technical and management personnel. In the event of a successful claim of infringement against the Company, the Company could be required to pay substantial damages; cease the manufacture, use and sale of infringing products; expend significant resources to develop non-infringing technology; or discontinue the use of certain processes if the Company is unable to enter into royalty arrangements. As a result of an increasingly complex and diverse competitive environment, the Company anticipates that the volume of proprietary rights claims will grow. There can be no assurances that litigation will not be commenced against the Company in the future involving patents, copyrights, trademarks or trade secrets, or that the Company will be able to obtain any licensing, royalty or other rights on acceptable terms. The Company currently is involved in legal proceedings involving its proprietary rights and alleging patent infringement. See Note 8 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for additional information with respect to these legal proceedings.

VOLATILITY OF STOCK PRICE; EARNINGS FLUCTUATIONS

The trading price of the Company's common stock has fluctuated significantly in the past and may fluctuate significantly in the future. Industry conditions, new product or product development announcements by the Company or its competitors, announced acquisitions and joint ventures by the Company or its competitors, broad market trends unrelated to the Company's performance, changes in revenue or earnings estimates by the investment community, global economic conditions and foreign currency exchange rate fluctuations are among the factors that can affect the Company's stock price. In addition, if the Company's reported operating results are below the expectations of stock market analysts and investors, there could be an immediate and significant adverse effect on the trading price of the Company's common stock.

The Company's operating results have fluctuated significantly in the past and may continue to fluctuate in the future. Fluctuations are caused by factors such as customers' historical tendencies to make purchase decisions near the end of the quarter, the timing of the announcement and availability of new products by the Company and its competitors, fluctuating foreign currency exchange rates, changes in the mix and configuration of products sold, rapid price erosion, the purchasing patterns of the Company's OEM partners and global economic conditions.

SOLE SOURCE SUPPLIERS

The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and components. Certain of the Company's key components and products are purchased from single suppliers that the Company believes are currently the only manufacturers of the particular components that meet the Company's qualification requirements and other specifications or for which alternative sources of supply are not readily available. In particular, a key component of the Company's tape drive heads is supplied by Sumitomo Corporation on a sole source basis and the Company is dependent on IBM for disk drives used in products manufactured for IBM under an OEM agreement. Certain of the Company's suppliers have experienced occasional technical, financial or other problems in the past that have delayed deliveries, but without significant effect on the Company. An unanticipated failure of any sole source supplier to meet the Company's requirements for an extended period, or an interruption in the Company's ability to secure comparable components, could have a material adverse effect on the Company's revenue and operating results. In the event a sole source supplier was unable or unwilling to continue to supply components, the Company would have to identify and qualify other acceptable suppliers. This process could take an extended period, and no assurance can be given that any additional source would become available or would be able to satisfy the Company's production requirements on a timely basis.

RISKS ASSOCIATED WITH THE YEAR 2000

The Company's product lines include information storage systems and network products which store, retrieve and transmit data. In order to properly process data, the Company's products must manage and manipulate data that includes both 20th and 21st century dates (Year 2000 Compliant). The Company believes its current products are Year 2000 Compliant provided they have been upgraded to include all recommended engineering changes. There can be no assurance that the Company's current products will be Year 2000 Compliant. In addition, the Company does not currently intend to develop modifications to certain of its older products to make them Year 2000 Compliant and plans to notify the affected maintenance customers of this plan. The Company's inability to effectively manage the year 2000 risks associated with its current and older product lines could have material adverse effects, including increased warranty costs, customer satisfaction issues and potential lawsuits.

The Company is currently in the process of replacing many of its internal business and financial information systems. These systems are being replaced by new systems which are believed to be Year 2000 Compliant. The Company is also identifying and implementing changes to other information systems which are not being replaced in order to make them Year 2000 Compliant. The Company anticipates that the installation of its new information systems and changes to its remaining information systems in order to make them Year 2000 Compliant will be completed by the first half of 1999. The Company currently does not expect that the year 2000 will cause operational problems or result in the Company incurring material costs incremental to the cost of the information systems projects currently underway. Delays in implementing these internal information systems or a failure to fully identify all year 2000 dependencies in the Company's internal information systems could have material adverse consequences, including delays in the delivery or sale of the Company's products, or cause the Company to incur increased costs.

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

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors required by this Item is incorporated by reference from the information set forth under the caption "Proposal 1--Election of Directors" in the Company's definitive Proxy Statement concerning the Annual Meeting of Stockholders to be held May 21, 1998 (the "1998 Proxy Statement"). The information concerning the Company's executive officers required by this Item is incorporated by reference to the information set forth under the caption "Executive Officers of the Registrant," in Part I of this Annual Report on Form 10-K.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers -- Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement.

ITEM 11.          EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information under the captions "Compensation of Executive Officers" and "Standard Arrangements for Compensation of Directors" in the 1998 Proxy Statement.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the information under the caption "Voting Securities of the Company -- Security Ownership" in the 1998 Proxy Statement.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS

The information required by this Item is incorporated by reference to the information under the captions "Standard Arrangements for Compensation of Directors" and "Compensation of Executive Officers" in the 1998 Proxy Statement.

                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
             REPORTS ON FORM 8-K

  (a) The following documents are filed as a part of this report:


1.  Financial Statements:                                                                        PAGE

    Consolidated Balance Sheet at December 26, 1997,
       and December 27, 1996                                                                      F-1

    Consolidated Statement of Operations for the
       Years Ended December 26, 1997, December 27, 1996,
       and December 29, 1995                                                                      F-2

    Consolidated Statement of Cash Flows for the
       Years Ended December 26, 1997, December 27, 1996,
       and December 29, 1995                                                                      F-3

    Consolidated Statement of Changes in Stockholders'
       Equity for the Years Ended December 26, 1997,
       December 27, 1996, and December 29, 1995                                                   F-4

    Notes to Consolidated Financial Statements                                                    F-5

    Report of Independent Accountants                                                             F-26

2.  Financial Statement Schedules:

    Schedule II - Valuation and Qualifying Accounts and Reserves                                  F-27

All other schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3.  Exhibits:

    The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated by reference into this Annual Report on Form 10-K:

    3.1 Restated Bylaws of Storage Technology Corporation dated July 28, 1987 (filed as Exhibit 3 to the Company's Quarterly Report on
              Form 10-Q for the quarter ended September 25, 1987, and as Exhibit 3.1(ii) to the Company's Quarterly Report on Form 10-Q, for the quarter ended September 29, 1995, filed on November 13, 1995, and incorporated herein by reference).

    3.2 Certificate of Amendment dated May 22, 1989, to the Restated Certificate of Incorporation dated July 28, 1987 (filed as Exhibit
              (c)(1) to the Company's Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference).

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

    3.5 Second Amendment dated May 25, 1995, to the Restated Bylaws of Storage Technology Corporation, amending Article II (filed as
              Exhibit 3.3(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 29, 1995, filed on November 13, 1995, and incorporated herein by reference).

    4.1 Specimen Certificate of Common Stock, $0.10 par value of Registrant (filed as Exhibit (c)(2) as to the Company's Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference).

    4.2 Rights Agreement dated as of August 20, 1990, between Storage Technology Corporation and First Fidelity Bank, N.A., New Jersey, Rights Agent (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 20, 1990, and incorporated herein by reference).

    4.3 Certificate of Designations of Series B Junior Participating Preferred Stock (filed as Exhibit A to Exhibit 4.1 to the Company's Current Report on Form 8-K dated August 8, 1990, and incorporated herein by reference).

    10.1(1) 1987 Employee Stock Purchase Plan, as amended (filed as part of the Company's Registration Statement on Form S-8 filed September 8, 1994, File No. 33-42818, and incorporated herein by reference).

    10.2(1) 1987 Equity Participation Plan (filed as part of the Company's Registration Statement on Form S-8, filed December 28, 1987, File No. 33-19426, and incorporated herein by reference).

    10.3(1) Amendment to the 1987 Equity Participation Plan (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 1990, File No. 1-7534, and incorporated herein by reference).

    10.4(1) 1995 Equity Participation Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, filed on August 11, 1995, and incorporated herein by reference).

    10.5(1) Storage Technology Corporation MBO Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 1994, filed on August 12, 1994, and incorporated herein by reference).

    10.6(1) Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (filed as an Exhibit to the Company's Registration Statement on Form S-8, filed September 18, 1991, File No. 33-42817, and incorporated herein by reference).

    10.7(1) Employment Agreement between the Company and L. Thomas Gooch, dated February 17, 1995 (filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K, for the fiscal year ended December 30, 1994, and incorporated herein by reference).

    10.8(1) Amendment to Employment Agreement between the Company and L. Thomas Gooch, dated December 1, 1995 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995, and incorporated herein by reference).

    10.9(1) Employment Agreement between the Company and W. Russell Wayman, dated February 17, 1995 (filed as Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1994, and incorporated herein by reference).


---------------

(1) Contract or compensatory plan or arrangement in which directors and/or officers participate.

    10.11(1) Employment Agreement between the Company and John V. Williams, dated February 17, 1995 (filed as Exhibit 10.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 1994, and incorporated herein by reference).

    10.12(1) Employment and Termination Agreement dated June 26, 1997, between the Company and John Williams (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1997, and incorporated herein by reference).

    10.13 Multicurrency Receivables Transfer Agreement dated as of January 29, 1996 (filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1995, and incorporated herein by reference).

    10.14(1) Tenth Amendment and Restatement of Storage Technology Corporation 1987 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference).

    10.15(1) Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference).

    10.16(1) Employment Agreement between the Company and David E. Weiss, dated June 24, 1996 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference).

    10.17(1) Employment Agreement between the Company and David E. Lacey, dated June 24, 1996 (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference).

    10.18 Amendment dated July 26, 1996, to Multicurrency Receivables Transfer Agreement dated January 29, 1996 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996, filed on November 8, 1996, and incorporated herein by reference).

    10.19 Amendment dated August 26, 1996, to Multicurrency Receivables Transfer Agreement dated January 29, 1996 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996, filed on November 8, 1996, and incorporated herein by reference).

---------------

(1) Contract or compensatory plan or arrangement in which directors and/or officers participate.

                                                                         Page 39
    10.20(1) Storage Technology Corporation 1995 Equity Participation Plan, as amended September 1996 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996, filed on November 8, 1996, and incorporated herein by reference).

    10.21(1) Storage Technology Corporation 1995 Equity Participation Plan, as amended February 1997 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1997, filed on August 8, 1997, and incorporated herein by reference).

    10.22 Contingent Multicurrency Note Purchase Commitment Agreement dated as of December 12, 1996, between the Company and Bank of America National Trust and Savings Association (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 27, 1996, and incorporated herein by reference).

    10.23(1/2)Eleventh Amendment to the Storage Technology Corporation 1987
              Employee Stock Purchase Plan, as amended.

    10.24(1/2)Termination Agreement between the Company and W. Russell Wayman dated October 16, 1997.

    10.25(1/2)Agreement between the Company and Gary Francis, dated
              August 19, 1997.

    10.26(1/2)Employment Agreement between the Company and Victor Perez, dated
              February 17, 1995.

    10.27     OEM Agreement between the Company and IBM dated as of June 7,
              1996 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, and Exhibit 10.5 to the Form 10-Q Amendment No. 1, filed on October 30, 1996, and incorporated herein by reference).

    10.28(2) OEM Agreement between the Company and International Business Machines Corporation ("IBM") dated December 18, 1997. Concurrent with the filing of this Annual Report on Form 10-K, the Company is submitting to the Commission a request for confidential treatment to omit certain information pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

---------------

(1) Contract or compensatory plan or arrangement in which directors and/or officers participate.

(2) Indicates exhibits filed with this Annual Report on Form 10-K.

    10.29(2) Credit Agreement dated as of October 23, 1997, among the Company and Bank of America National Trust and Savings Association, as Agent, Swingline Bank, and Letter of Credit Issuing Bank, and the other financial institutions party thereto.


    21.0(2)  Subsidiaries of Registrant.

    23.1(2)  Consent of Price Waterhouse LLP.

    24.0(2)  Power of Attorney (See Page 41).

    27.0(2)  Financial Data Schedule.

(b) Reports on Form 8-K.

    On October 29, 1997, the Company filed a Current Report on Form 8-K regarding the Company's announcement on October 23, 1997, of a stock repurchase program for up to $800 million of the Company's common stock, and its announcement on October 28, 1997, that it had repurchased and retired 8 million shares of common stock in a privately negotiated transaction with a financial institution.

(c) Exhibits.

    The Exhibits listed in Item 14(a)(3) hereof are filed as part of this Annual Report on Form 10-K.

(d) Financial Statement Schedules.

    See Item 14(a)(3) above.

---------------

(2) Indicates exhibits filed with this Annual Report on Form 10-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 6, 1998                 STORAGE TECHNOLOGY CORPORATION




                                       By: /s/ David E. Weiss
                                           ------------------------------------
                                           David E. Weiss
                                           Chairman of the Board,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David E. Weiss and David E. Lacey, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



      SIGNATURE                                       TITLE                                                    DATE

/s/ David E. Weiss                         Chairman of the Board,                                          March 6, 1998
------------------------                   President and Chief
David E. Weiss                             Executive Officer (Principal
                                           Executive Officer)


/s/ David E. Lacey                         Executive Vice President and                                    March 6, 1998
------------------------                   Chief Financial Officer
David E. Lacey                             (Principal Financial Officer)


/s/ Thomas G. Arnold                       Vice President and                                              March 6, 1998
------------------------                   Corporate Controller (Principal
Thomas G. Arnold                           Accounting Officer)





        SIGNATURE                                            TITLE                                          DATE


/s/ William L. Armstrong                                    Director                                    March 6, 1998
---------------------------
William L. Armstrong



/s/ J. Harold Chandler                                      Director                                    March 6, 1998
---------------------------
J. Harold Chandler



/s/ Paul Friedman                                           Director                                    March 6, 1998
---------------------------
Paul Friedman



/s/ William R. Hoover                                       Director                                    March 6, 1998
---------------------------
William R. Hoover



/s/ Stephen J. Keane                                        Director                                    March 6, 1998
---------------------------
Stephen J. Keane



/s/ Robert E. La Blanc                                      Director                                    March 6, 1998
---------------------------
Robert E. La Blanc



/s/ Robert E. Lee                                           Director                                    March 6, 1998
---------------------------
Robert E. Lee



/s/ Harrison Shull                                          Director                                    March 6, 1998
---------------------------
Harrison Shull



/s/ Richard C. Steadman                                     Director                                    March 6, 1998
---------------------------
Richard C. Steadman


                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (In Thousands of Dollars)


                                                                                  December 26,     December 27,
                                                                                     1997              1996
                                                                                  -----------------------------
ASSETS
Current assets:
 Cash, including cash equivalents of $186,958 in 1997 and
    $315,795 in 1996                                                                $  256,319       $  388,401
 Short-term investments                                                                 77,275           29,176
 Accounts receivable, net of allowance for doubtful accounts
    of $17,924 in 1997 and $12,907 in 1996                                             627,981          554,159
 Inventories (Note 2)                                                                  205,461          288,615
 Deferred income tax assets, net (Note 6)                                              102,575
                                                                                    ----------       ----------
    Total current assets                                                             1,269,611        1,260,351
Property, plant and equipment, at cost net of accumulated
   depreciation (Note 3)                                                               305,122          327,534
Spare parts for maintenance, at cost net of accumulated
   amortization of $49,739 in 1997 and $53,872 in 1996                                  27,523           29,625
Deferred income tax assets, net (Note 6)                                                37,468          122,190
Other assets                                                                           100,293          144,576
                                                                                    ----------       ----------
                                                                                    $1,740,017       $1,884,276
                                                                                    ==========       ==========

LIABILITIES
Current liabilities:
 Current portion of other long-term debt (Note 5)                                   $    3,282       $    4,451
 Accounts payable                                                                      103,483           82,949
 Accrued liabilities (Note 4)                                                          406,384          369,309
 Income taxes payable (Note 6)                                                          95,256           79,471
                                                                                    ----------       ----------
    Total current liabilities                                                          608,405          536,180
Deferred income tax liabilities (Note 6)                                                                 16,307
Other long-term debt (Note 5)                                                           19,109          150,806
                                                                                    ----------       ----------
    Total liabilities                                                                  627,514          703,293
                                                                                    ----------       ----------
Commitments and contingencies (Notes 5 and 8)

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 150,000,000 shares authorized;
  54,004,041 shares issued in 1997, and 58,175,120 shares
  issued in 1996                                                                         5,400            5,818
Capital in excess of par value                                                       1,161,997        1,444,939
Accumulated deficit                                                                    (33,617)        (265,434)
Treasury stock of 459,448 shares in 1997 and 62,514
  shares in 1996                                                                       (18,874)            (790)
Unearned compensation                                                                   (2,403)          (3,550)
                                                                                    ----------       ----------
    Total stockholders' equity                                                       1,112,503        1,180,983
                                                                                    ----------       ----------
                                                                                    $1,740,017       $1,884,276
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

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                                                                                 Year Ended
                                                            -----------------------------------------------------
                                                                 December 26,      December 27,    December 29,
                                                                    1997             1996             1995
                                                            -----------------------------------------------------
Sales revenue                                                     $1,541,635       $1,478,685        $1,345,260
Maintenance revenue                                                  603,021          560,865           584,225
                                                                  ----------       ----------        ----------
  Total revenue                                                    2,144,656        2,039,550         1,929,485
                                                                  ----------       ----------        ----------

Cost of sales                                                        838,931          897,548           841,583
Cost of maintenance                                                  332,599          295,229           376,039
                                                                  ----------       ----------        ----------
  Total cost of revenue                                            1,171,530        1,192,777         1,217,622
                                                                  ----------       ----------        ----------

  Gross profit                                                       973,126          846,773           711,863
Research and product development costs                               209,526          176,422           187,275
Marketing, general, administrative and other income
  and expense, net                                                   472,839          444,870           445,889
Restructuring and other charges (Note 7)                                                                212,207
                                                                  ----------       ----------        ----------

  Operating profit (loss)                                            290,761          225,481          (133,508)
Interest income                                                       30,065           27,333            43,325
Interest expense                                                      (4,709)         (26,122)          (34,347)
                                                                  ----------       ----------        ----------

  Income (loss) before income taxes and
     extraordinary item                                              316,117          226,692          (124,530)
Provision for income taxes (Note 6)                                  (84,300)         (55,900)          (17,800)
                                                                  ----------       ----------        ----------

  Income (loss) before extraordinary item                            231,817          170,792          (142,330)
Extraordinary gain on sale of lease assets, net of
   income taxes of $8,200                                                               9,535
                                                                  ----------       ----------        ----------

  Net income (loss)                                                  231,817          180,327          (142,330)

Preferred dividend requirement                                                                          (11,544)
                                                                  ----------       ----------        ----------

  Income (loss) applicable to common shares                       $  231,817       $  180,327        $ (153,874)
                                                                  ==========       ==========        ==========

EARNINGS (LOSS) PER COMMON SHARE (Notes 1 and 10)
Basic:
  Income (loss) before extraordinary item                         $     3.86       $     3.04        $    (2.91)
  Extraordinary gain, net                                                                 .17
                                                                  ----------       ----------        ----------
                                                                  $     3.86       $     3.21        $    (2.91)
                                                                  ==========       ==========        ==========
Diluted:
  Income (loss) before extraordinary item                         $     3.79       $     2.86        $    (2.91)
  Extraordinary gain, net                                                                 .15
                                                                  ----------       ----------        ----------

                                                                  $     3.79       $     3.01        $    (2.91)
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

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In Thousands of Dollars)

                                                                                          Year Ended
                                                                       ----------------------------------------------
                                                                         December 26,     December 27,   December 29,
                                                                            1997             1996           1995
                                                                       ----------------------------------------------
OPERATING ACTIVITIES
Cash received from customers                                            $ 2,110,587      $ 2,158,927      $ 2,036,789
Cash paid to suppliers and employees                                     (1,615,636)      (1,662,990)      (1,715,669)
Interest received                                                            29,103           26,448           53,362
Interest paid                                                                (3,640)         (21,866)         (30,401)
Income taxes paid, net                                                      (73,754)         (35,819)         (38,056)
                                                                        -----------      -----------      -----------
   Net cash from operating activities                                       446,660          464,700          306,025
                                                                        -----------      -----------      -----------
INVESTING ACTIVITIES
Short-term investments, net                                                 (48,099)         (29,176)           5,508
Purchase of property, plant and equipment, net                              (65,893)         (68,946)         (69,168)
Other assets, net                                                             8,366           10,059           (8,842)
                                                                        -----------      -----------      -----------
   Net cash used in investing activities                                   (105,626)         (88,063)         (72,502)
                                                                        -----------      -----------      -----------
FINANCING ACTIVITIES
Repayments of nonrecourse borrowings and other debt, net                     (5,245)        (100,036)        (201,914)
Repurchases of common stock (Note 9)                                       (484,996)        (195,498)
Proceeds from employee stock plans                                           29,790           39,154           12,443
Preferred stock dividend payments                                                                             (12,075)
                                                                        -----------      -----------      -----------
   Net cash used in financing activities                                   (460,451)        (256,380)        (201,546)
                                                                        -----------      -----------      -----------
   Effect of exchange rate changes on cash                                  (12,665)           3,642            4,444
                                                                        -----------      -----------      -----------
Increase (decrease) in cash and cash equivalents                           (132,082)         123,899           36,421
   Cash and cash equivalents - beginning of the year                        388,401          264,502          228,081
                                                                        -----------      -----------      -----------
Cash and cash equivalents - end of the year                             $   256,319      $   388,401      $   264,502
                                                                        ===========      ===========      ===========
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   FROM OPERATING ACTIVITIES
Net income (loss)                                                       $   231,817      $   180,327      $  (142,330)
Depreciation and amortization expense                                       112,317          174,763          208,991
Translation (gain) loss                                                      17,793            4,193           (2,910)
Restructuring and other charges (Note 7)                                                                       91,609
Other non-cash adjustments to income                                         32,862           16,208           40,975
Increase in accounts receivable                                             (67,955)        (143,103)         (41,351)
Decrease in notes receivable and sales-type leases                                           246,297          149,158
Decrease in inventories                                                      83,499           11,886           36,615
Increase in equipment held for sale or lease, net                                            (24,080)         (59,773)
Increase in spare parts, net                                                 (9,300)          (9,316)          (7,243)
Increase in net deferred income tax asset, net                              (13,635)         (42,689)         (22,750)
Increase (decrease) in accounts payable                                      22,889           (9,360)         (31,699)
Increase (decrease) in accrued liabilities                                   20,219          (11,396)          85,102
Increase in income taxes payable                                             16,154           70,970            1,631
                                                                        -----------      -----------      -----------
   Net cash from operating activities                                   $   446,660      $   464,700      $   306,025
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

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)

                                                                                                                 Notes
                                                          Capital in                                          Receivable
                                    Preferred    Common    Excess of   Accumulated   Treasury     Unearned       From
                                        Stock     Stock    Par Value     Deficit       Stock    Compensation  Stockholders
                                    -------------------------------------------------------------------------------------
  Balances, December 30, 1994           $35      $5,252    $1,562,568   $(291,356)   $  (773)     $(6,150)      $(4,291)

  Preferred stock exchanged and
    retired (3,450,000 shares)          (35)                 (165,194)

  Shares issued under stock
    purchase plan, and for
    exercises of options
    (743,432 shares)                                 74        14,620

  Cash dividends paid on preferred
    stock ($3.50 per share)                                               (12,075)

  Net loss                                                               (142,330)

  Other                                               9         2,557                     (4)        (277)          203
                                       ----      ------    ----------   ---------   --------      -------       -------

  Balances, December 29, 1995             0       5,335     1,414,551    (445,761)      (777)      (6,427)       (4,088)

  7% Convertible Subordinated
    Debentures exchanged for stock
    (7,282,536 shares)                              728       168,273

  8% Convertible Subordinated
    Debentures exchanged for stock
    (566,410 shares)                                 57        19,628

  Shares issued under stock
    purchase plan, and for
    exercises of options
    (1,472,312 shares)                              147        37,555

  Repurchases of common stock
    (4,500,000 shares)                             (450)     (195,048)

  Net income                                                              180,327

  Other                                               1           (20)                   (13)       2,877         4,088
                                       ----      ------    ----------   ---------   --------      -------       -------

  Balances, December 27, 1996             0       5,818     1,444,939    (265,434)      (790)      (3,550)            0

  8% Convertible Subordinated
    Debentures exchanged for stock
    (3,553,204 shares)                              355       123,560

  Shares issued under stock
    purchase plan, and for
    exercises of options (1,073,394
    shares, including 553,270
    shares issued from treasury)                     52        37,409                 22,681

  Repurchases of common stock
    (9,174,500 shares) (Note 9)                    (823)     (443,447)               (40,726)

  Net income                                                              231,817

  Other                                              (2)         (464)                   (39)       1,147
                                       ----      ------    ----------   ---------   --------      -------       -------
  Balances, December 26, 1997          $  0      $5,400    $1,161,997   $ (33,617)  $(18,874)     $(2,403)      $     0
                                       ====      ======    ==========   =========   ========      =======       =======

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

NATURE OF OPERATIONS

StorageTek designs, manufactures, markets and maintains information storage and network product solutions for end-user customers, original equipment manufacturers (OEMs), and value-added resellers. The principal markets for the Company's products and services are located in the United States and Europe.

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Significant estimates have been made by management in several areas including the possible outcome of outstanding litigation (see Note 8), the realizability of the Company's deferred tax assets (see Note 6), and future obligations associated with the Company's 1995 restructuring (see Note 7). Actual results could differ materially from these estimates making it reasonably possible that a change in these estimates could occur in the near term.

REVENUE RECOGNITION

Revenue from end-user equipment sales, and associated software licenses, is recognized at the time of acceptance by the customer, generally after installation at a customer site. Revenue from OEMs and value-added resellers is generally recognized at the time of shipment. Costs associated with post-installation warranty obligations are estimated and accrued at the time of revenue recognition.

StorageTek customers generally contract with the Company for equipment maintenance, which includes normal maintenance, repair or replacement of product components, and software support. Maintenance revenue is recognized as earned and the associated costs are expensed as incurred.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have original maturities of three months or less at the time of acquisition. The carrying value of the Company's cash equivalents approximates fair value. Investments that do not qualify as cash equivalents are classified as short-term investments. Short-term investments are principally comprised of commercial paper and are recorded at cost plus accrued interest, which approximates fair value.

CAPITALIZED SOFTWARE COSTS

The Company capitalized costs associated with acquiring and developing software products to be marketed to customers of $616,000 in 1997, $510,000 in 1996, and $25,463,000 in 1995. Other assets as shown on the Consolidated Balance Sheet include unamortized software costs of $13,907,000 as of December 26, 1997, and $33,988,000 as of December 27, 1996. Amortization expense is recognized over the estimated useful lives of the related products, generally four years. Amortization expense and write-offs associated with capitalized software costs were $20,697,000 in 1997, $20,556,000 in 1996, and $26,627,000 in 1995. The
Company evaluates the realizability of the carrying value of the capitalized software based upon estimates of the associated future revenue.

DEPRECIATION AND GOODWILL AMORTIZATION

Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the related assets. Other assets as shown on the Consolidated Balance Sheet include unamortized goodwill of $23,200,000 as of December 26, 1997, and $32,226,000 as of December 27, 1996. Amortization of goodwill is calculated on a straight-line basis over a period not exceeding 10 years. The Company evaluates the realizability of the carrying value of goodwill based upon estimated future cash flows calculated on an undiscounted basis.

TRANSLATION OF FOREIGN CURRENCIES

The functional currency for StorageTek's foreign subsidiaries is the U.S. dollar, reflecting the significant volume of intercompany transactions and associated cash flows that result from the fact that the majority of the Company's products sold worldwide are manufactured in the United States. Accordingly, monetary assets and liabilities are translated at year-end exchange rates, while non-monetary items are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates in effect during the year, except for cost of sales and depreciation, which are translated at historical exchange rates. See Note 13 for information with respect to the Company's accounting policies for financial instruments utilized in its foreign currency hedging program.

STOCK-BASED COMPENSATION PLANS

Stock-based compensation plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees."

EARNINGS (LOSS) PER COMMON SHARE

Effective for the year ended December 26, 1997, earnings (loss) per common share (EPS) is computed using Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting EPS and supersedes all prior EPS guidance found in APB Opinion 15. Basic EPS is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares. All prior periods have been restated to conform with SFAS No. 128.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130, which is effective for all periods beginning after December 15, 1997, establishes standards for reporting and displaying comprehensive income and its components with the same prominence as other financial statements. All prior periods must be restated to conform with the provisions of SFAS No. 130. The Company will adopt SFAS No. 130 during the first quarter of 1998, but does not expect the new accounting standard to have a material effect on the Company's reported financial results.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997, establishes new disclosure requirements for operating segments, including products, services, geographic areas, and major customers. The Company will adopt SFAS No. 131 for the 1998 fiscal year, but does not expect the new accounting standard to have a material effect on the Company's reported financial results.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 97-2, "Software Revenue Recognition," which provides guidance on recognizing revenue on software transactions. SOP 97-2 is effective for transactions in fiscal years beginning after December 15, 1997. The Company does not expect the SOP to have a material effect on its reported financial results.

NOTE 2 - INVENTORIES


Inventories include material, labor and factory overhead and are accounted for at the lower of cost (first-in, first-out method) or market. The Company evaluates the need for reserves associated with obsolete, slow-moving and nonsalable inventory by reviewing net realizable values on a quarterly basis. The components of inventories, net of the associated reserves, are as follows (in thousands of dollars):

                                                                 December 26,            December 27,
                                                                   1997                     1996
                                                              ---------------------------------------
     Raw materials                                               $  32,607                 $  76,152
     Work-in-process                                                57,235                    78,834
     Finished goods                                                115,619                   133,629
                                                                 ---------                 ---------
                                                                 $ 205,461                 $ 288,615
                                                                 =========                 =========

 NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands of dollars):

                                                                 December 26,            December 27,
                                                                    1997                     1996
                                                               --------------------------------------
     Machinery and equipment                                     $ 617,956                 $ 640,932
     Buildings and building improvements                           158,395                   169,327
     Land and land improvements                                     18,502                    18,863
                                                                 ---------                 ---------
                                                                   794,853                   829,122
     Less:  Accumulated depreciation                              (489,731)                 (501,588)
                                                                 ---------                 ---------
                                                                 $ 305,122                 $ 327,534
                                                                 =========                 =========

Machinery and equipment includes capitalized leases of $26,886,000 as of December 26, 1997, and $34,940,000 as of December 27, 1996. Accumulated depreciation includes accumulated amortization on capitalized leases of $10,076,000 as of December 26, 1997, and $12,228,000 as of December 27, 1996.

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands of dollars):

                                                                 December 26,             December 27,
                                                                   1997                      1996
                                                               --------------------------------------
     Deferred revenue                                            $  97,654                 $  66,813
     Accrued payroll                                                32,359                    22,922
     Restructuring costs (see Note 7)                               27,292                    33,609
     Other                                                         249,079                   245,965
                                                                 ---------                 ---------
                                                                 $ 406,384                 $ 369,309
                                                                 =========                 =========

Other accrued liabilities consists of items that are individually immaterial.

NOTE 5 - DEBT, FINANCING ARRANGEMENTS AND LEASE OBLIGATIONS

Long-term debt, including capitalized lease obligations, consists of the following (in thousands of dollars):

                                                                December 26,            December 27,
                                                                   1997                    1996
                                                              --------------------------------------
     8% Convertible Subordinated Debentures due 2015                                        $125,677
     Capitalized lease obligations                               $  21,159                    27,420
     Other                                                           1,232                     2,160
                                                                 ---------                  --------
                                                                    22,391                   155,257
     Less:  Current portion                                         (3,282)                   (4,451)
                                                                 ---------                  --------
                                                                 $  19,109                  $150,806
                                                                 =========                  ========

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

FINANCING ARRANGEMENTS

In 1997, the Company replaced its $150,000,000 unsecured credit agreement with a $350,000,000 unsecured credit agreement which expires in October 2001 (the Revolver). The credit limit available under the Revolver will be reduced by $12,500,000 on the last day of each calendar quarter beginning December 31, 1998. The interest rates under the Revolver depend on the type of advance selected. The basic advance rate is no less than the London Interbank Offered Rate (LIBOR) plus 0.75% (6.75% as of December 26, 1997). Under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. As of December 26, 1997, the Company had issued letters of credit for approximately $25,363,000 and had approximately $324,637,000 of available credit under the Revolver.

The Company has a financing agreement with a bank which provides for the sale of promissory notes in the principal amount of up to $140,000,000 at any one time. The agreement, which expires in July 1999, provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. The notes must be repaid only to the extent of future revenue of the Company and obligations under the agreement are not cancelable by the Company or the bank. Transaction gains and losses related to the notes are deferred and recognized as an adjustment to the revenue supporting the note repayment. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance and bear interest at rates no less than the LIBOR rate plus 0.35% (6.35% as of December 26, 1997). Under the terms of the agreement, the Company is required to comply with certain covenants which include the maintenance of a collateral account, including cash and qualifying investments, in an amount of no less than the outstanding promissory notes. As of December 26, 1997, the Company had no outstanding borrowings and had committed to borrowings between January 1998 and December 1998 in the cumulative principal amount of approximately $198,326,000.

The Company had a financing agreement with a bank which provided for the sale of certain U.S. and foreign based accounts receivable on a recourse basis which expired on January 31, 1998. This agreement allowed for receivable sales of up to $40,000,000 at any one time with the Company's obligations under the agreement secured by a letter of credit for the amount of the receivables sold. The selling price of the receivables was partially determined based upon foreign currency exchange rates, and any gains or losses on the sales were recognized within marketing, general, administrative and other income and expense, net (MG&A) in the Consolidated Statement of Operations at the time the receivables were sold. During 1997, the Company sold approximately $308,118,000 of receivables in connection with this agreement. As of December 26, 1997, the outstanding balance associated with receivables sold on a recourse basis, but not collected, was approximately $24,780,000. As of December 26, 1997, the Company had committed to receivable sales of approximately $39,885,000. Gains and losses associated with receivable sales did not have a material effect on the Company's reported financial results after taking into consideration other transactions associated with the Company's international operations.

SCHEDULED DEBT MATURITIES

Scheduled maturities of debt as of December 26, 1997, are as follows (in thousands of dollars):

                                                    Capitalized      Other         Total Debt
                                                     Leases          Debt          Commitments
                                                 ---------------------------------------------
         1998                                     $   5,332     $      441        $   5,773
         1999                                         3,538            520            4,058
         2000                                         2,443            124            2,567
         2001                                         2,108            134            2,242
         2002                                         1,709             13            1,722
         Thereafter                                  17,090                          17,090
                                                  ---------     ----------        ---------
                                                     32,220     $    1,232        $  33,452
                                                                ==========        =========

         Less:  Amount representing interest        (11,061)
                                                  ---------

         Present value of capitalized lease
            obligations (including $2,841
            classified as current)                $  21,159
                                                  =========

OPERATING LEASE OBLIGATIONS

StorageTek has operating leases in effect for certain buildings, sales offices, and machinery and equipment. Rent expense was $41,200,000 in 1997; $41,144,000 in 1996; and $50,643,000 in 1995. Future minimum rental commitments required under all noncancellable operating leases with terms of one year or more as of December 26, 1997, were as follows: $33,013,000 in 1998; $23,945,000 in 1999;
$16,798,000 in 2000; $11,326,000 in 2001; $7,425,000 in 2002; and $22,461,000
thereafter.

NOTE 6 - INCOME TAXES

Income (loss) before income taxes and extraordinary item consists of the following (in thousands of dollars):

                                                                   Year Ended
                                         -------------------------------------------------------------
                                          December 26,              December 27,          December 29,
                                              1997                     1996                   1995
                                         -------------------------------------------------------------
      United States                        $ 339,346                $220,495              $ (98,450)
      International                          (23,229)                  6,197                (26,080)
                                           ---------                --------              ---------
                                           $ 316,117                $226,692              $(124,530)
                                           =========                ========              =========

The provision for income taxes attributable to the amounts shown above consists of the following (in thousands of dollars):

                                                                   Year Ended
                                         -------------------------------------------------------------
                                              December 26,          December 27,         December 29,
                                                 1997                 1996                  1995
                                         -------------------------------------------------------------
      Current tax provision:
         U.S. federal                            $102,900           $ 44,400              $ 11,900
         International                              5,700             38,800                14,200
         State                                     10,600             15,100                11,900
                                                 --------           --------              --------
                                                  119,200             98,300                38,000
                                                 --------           --------              --------
      Deferred tax provision (benefit):
         U.S. federal                             (32,400)           (31,300)              (12,100)
         International                              7,500            (11,200)               (7,300)
         State                                    (10,000)               100                  (800)
                                                 --------           --------              --------
                                                  (34,900)           (42,400)              (20,200)
                                                 --------           --------              --------
                                                 $ 84,300           $ 55,900              $ 17,800
                                                 ========           ========              ========

The provision for income taxes attributable to income (loss) before income taxes and extraordinary item includes benefits of $5,590,000 in 1997; $53,900,000 in 1996; and $4,098,000 in 1995 from the utilization of net operating loss carryforwards. Benefits from the Company's Grant of Industrial Tax Exemption issued by the Commonwealth of Puerto Rico (Tax Grant) included reduced tax rates and, through 1995, included the ability to utilize U.S. net operating losses to further reduce Puerto Rico tax liabilities. The Tax Grant provision allowing reduced tax rates expires in 2007.

The deferred income tax balances on the Consolidated Balance Sheet consist of the following (in thousands of dollars):

                                                                 December 26,            December 27,
                                                                   1997                     1996
                                                           ------------------------------------------
      Deferred income tax assets, net
         of valuation allowance:
           Current                                                $102,575
           Non-current                                              37,468                 $122,190
      Deferred income tax liabilities                                                       (16,307)
                                                                  --------                 --------
      Net deferred income tax asset                               $140,043                 $105,883
                                                                  ========                 ========

The Company's net deferred income tax asset consists of the following (in thousands of dollars):

                                                                 December 26,              December 27,
                                                                   1997                       1996
                                                           ---------------------------------------------
      Gross deferred income tax assets:
          Net operating loss carryforwards                        $ 17,226                 $  15,482
          Tax credit carryforwards                                  15,865                    37,205
          Restructuring accruals                                     6,150                     9,939
          Other accrued liabilities and reserves                    52,356                    56,265
          Capitalized inventory costs                               31,941                    47,103
          Deferred intercompany profit                              15,183                    12,172
          Other                                                     29,907                    45,424
                                                                  --------                 ---------
                                                                   168,628                   223,590
      Less: Valuation allowance                                    (22,512)                 (100,523)
                                                                  --------                 ---------
                                                                   146,116                   123,067
                                                                  --------                 ---------
      Gross deferred income tax liabilities:
          Depreciation                                                                       (11,148)
          Other                                                     (6,073)                   (6,036)
                                                                  --------                 ---------
                                                                    (6,073)                  (17,184)
                                                                  --------                 ---------

      Net deferred income tax asset                               $140,043                 $ 105,883
                                                                  ========                 =========

The net change in the valuation allowance for deferred income tax assets was a decrease of $78,011,000 and $88,960,000 in 1997 and 1996, respectively. The valuation allowance relates primarily to net deductible temporary differences, tax credit carryforwards and net operating loss carryforwards. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, "Accounting for Income Taxes," including the Company's earnings history, the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, near-term earnings expectations and the highly competitive nature of the high-technology market. StorageTek is also subject to alternative minimum tax and had approximately $14,700,000 of alternative minimum tax credit carryforwards available as of December 26, 1997. Although realization is not assured, management believes it is more likely than not that all of the net deferred income tax asset will be realized.

StorageTek has not provided for income taxes on the cumulative undistributed earnings of its foreign subsidiaries to the extent they are considered to be reinvested indefinitely (approximately $27,200,000 as of December 26, 1997). It is not currently practicable to estimate the tax liability that might be payable on the foreign earnings.

The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income (loss) before income taxes and extraordinary item for the following reasons (in thousands of dollars):

                                                                         Year Ended
                                                    ---------------------------------------------------
                                                     December 26,       December 27,       December 29,
                                                         1997               1996              1995
                                                    ---------------------------------------------------
    U.S. federal income tax at statutory rate         $110,641           $ 79,342           $(43,586)

    Increase (decrease) in income taxes
        resulting from:
      (Recognized) unrecognized net operating
        losses, future deductions and credits          (56,753)           (72,755)            39,209
      Foreign tax rate and exchange rate
        differentials                                   17,340             29,325              9,989
      Nondeductible items                                7,095              4,644             13,362
      State income taxes, net of federal benefits        9,867             13,545              2,467
      Effect of Puerto Rico operations                  (4,530)             5,190             (4,075)
      Other, net                                           640             (3,391)               434
                                                      --------           --------           --------

    Income tax expense attributable to
      income (loss) before extraordinary item         $ 84,300           $ 55,900           $ 17,800
                                                      ========           ========           ========

The Internal Revenue Service is currently auditing the Company's federal income tax returns for 1992 through 1994.

NOTE 7 - RESTRUCTURING AND OTHER CHARGES

Restructuring and other charges for the year ended December 29, 1995, consisted of the following (in thousands of dollars):

         Restructuring charges                                      $167,175
         Litigation settlement                                        30,680
         Merger and consolidation charges                             14,352
                                                                    --------
                                                                    $212,207
                                                                    ========

Litigation settlement charges relate to a shareholder class action and derivative litigation, which was settled with the Company agreeing to pay $30,680,000 without admitting any wrongdoing. Merger and consolidation charges in the amount of $14,352,000 were recognized in connection with the merger with Network Systems Corporation.

The following table summarizes the activity in the Company's restructuring reserves (in thousands of dollars):

                                       Employee         Asset             Lease           Other
                                      Severance       Writedowns       Abandonments    Exit Costs          Total
                                      ---------------------------------------------------------------------------
Balances, December 30, 1994           $  3,036        $      0           $ 5,782          $ 3,612        $ 12,430

Restructuring charges                   49,265          91,609            16,660            9,641         167,175
Cash payments                           (9,613)                           (3,904)          (3,081)        (16,598)
Asset writedowns                                       (91,609)                                           (91,609)
                                      --------        --------           -------          -------        --------
Balances, December 29, 1995             42,688               0            18,538           10,172          71,398

Cash payments                          (26,837)                           (2,907)          (9,414)        (39,158)
Reclassifications                          301                              (154)           1,222           1,369
                                      --------        --------           -------          -------        --------
Balances, December 27, 1996             16,152               0            15,477            1,980          33,609

Cash payments                           (6,718)                           (1,550)            (577)         (8,845)
Reclassifications                        5,560                            (1,858)          (1,174)          2,528
                                      --------        --------           -------          -------        --------
Balances, December 26, 1997           $ 14,994        $      0           $12,069          $   229        $ 27,292
                                      ========        ========           =======          =======        ========

RESTRUCTURING

During the fourth quarter of 1995, the Company recorded a restructuring charge of $167,175,000 related to the adoption by the Company of a formal action plan for restructuring its enterprise and network businesses. The restructuring was adopted in an effort to establish a more cost-efficient business structure in response to competition. Elements of the Company's restructuring plan include focusing on core businesses and outsourcing non-strategic activities, rearchitecting its distribution processes and channels, and accelerating the integration of Network Systems Corporation.

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

Charges of approximately $16,660,000 were incurred in connection with the abandonment of real estate leases. Other exit costs of approximately $9,641,000 were incurred primarily as a result of equipment lease terminations and the discontinuation of engineering support agreements.

Reclassifications were made in 1997 and 1996 to reflect revised estimates of the various components of the restructuring. These reclassifications had no effect on the Consolidated Statement of Operations.

NOTE 8 - LITIGATION

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties. The suit sought injunctive relief and damages in the amount of $2,400,000,000. On December 28, 1995, the court dismissed the complaint.
Stuff appealed the dismissal to the Colorado Court of Appeals. In April 1996, the trial court stayed discovery on the Company's counterclaim for breach of the covenant not to sue pending resolution of the appeal. In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. In December 1997, the Colorado Supreme Court rejected the Company's petition seeking a reversal of this decision. A new trial date has not been set.

On February 15, 1994, the Company filed suit in Boulder County, Colorado, District Court against Array Technology Corporation (Array) and Tandem Computers Incorporated (Tandem). The suit asked that the court order Array and Tandem to either support certain disk drives purchased from them or provide the Company with technical data necessary for StorageTek to provide such customer support. In March 1994, Array and Tandem filed their answer and also filed counterclaims against the Company alleging breach of contract and claiming damages. On November 20, 1997, a jury determined in favor of the Company and awarded it approximately $68,000,000 in damages. Array and Tandem were awarded approximately $8,100,000 for amounts owed by StorageTek for inventory purchases. On January 13, 1998, the parties filed a motion for dismissal to settle all outstanding claims.

On June 29, 1995, Odetics, Inc. (Odetics) filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company and two of its customers alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorneys fees and costs. In February 1996, a jury found that the Company's products did not infringe the 151 Patent. Odetics appealed and in June 1997, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's ruling and remanded the case back to the District Court for further proceedings. A new trial is scheduled to commence in March 1998.

On December 8, 1995, Odetics filed a second patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company. The complaint alleges that the "cartridge access port" in certain of the Company's tape library products also infringes the 151 Patent. The complaint seeks injunctive relief, treble damages in an unspecified amount, and an award of attorneys fees and costs. This case has been stayed pending the outcome of the case filed by Odetics on June 29, 1995, which is described above.

On July 30, 1996, the Company received Civil Investigative Demands (CIDs) from the U.S. Department of Justice Antitrust Division concerning the OEM agreement with IBM for mainframe online storage subsystems. The Company received additional CIDs in 1996 and

1997. The CIDs requested production of documents and testimony in connection with a review of the agreement for compliance with the Sherman Act. On December 18, 1997, the DOJ filed a complaint and a proposed settlement with the U.S. District Court for the District of Columbia. The proposed settlement is set forth in a proposed consent decree, which will be effective upon approval by the Court. The Court is expected to issue a ruling in March 1998.

On October 3, 1995, certain former employees of the Company filed suit in the U.S. District Court for the District of Colorado against the Company. The amended suit alleges violations of the Age Discrimination in Employment Act
(ADEA) and the Employee Retirement Income Security Act (ERISA) between the period of April 13, 1993 and December 31, 1996. On November 26, 1997, the Court granted the plaintiffs' request to proceed as a collective action on the ADEA claims and denied the plaintiffs' request to proceed as a class on the ERISA claims. The plaintiffs seek, among other things, compensatory damages in an unspecified amount, including the value of back pay and benefits; reinstatement as employees or alternatively the value of future earnings and benefits; and
exemplary or liquidated damages.   The Company has filed an answer denying both
the ADEA and ERISA claims.  This case is in the discovery phase.

The Company believes it has adequate legal defenses with respect to each of the actions cited above and intends to vigorously defend against these actions. However, it is reasonably possible that these actions could result in outcomes unfavorable to the Company. The Company is also involved in various other less significant legal actions. While the Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company's financial position or reported results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company's inability to ship products or components found to have violated third-party patent rights.

NOTE 9 - REPURCHASE OF COMMON STOCK

In October 1997, the Company announced a plan to repurchase up to $800,000,000 of its common stock through open market purchases and privately negotiated transactions to enhance shareholder value. The repurchases are expected to be completed by the end of fiscal year 1998. In connection with the plan announced in October 1997, the Company repurchased and retired 8,000,000 shares of its common stock in October 1997 for an initial purchase price of $431,262,000 through a privately negotiated transaction. The final purchase price of the common stock is subject to adjustment based on the trading price of the common stock during a defined period. Any price adjustment will be reflected as an adjustment to capital in excess of par value on the Consolidated Statement of Changes in Stockholders' Equity.

In February 1997, the Company announced a program to repurchase up to 1,500,000 shares of common stock on an annual basis. The intent of the repurchase program is to offset dilution associated with the Company's stock purchase and stock option plans. As of December 26, 1997, the Company had repurchased 1,174,500 shares of common stock at a cost of $53,734,000 under this program.

NOTE 10 - EARNINGS (LOSS) PER COMMON SHARE

Effective for the year ended December 26, 1997, earnings (loss) per common share
(EPS) is computed using SFAS No. 128, "Earnings Per Share." All prior periods have been restated to conform with SFAS No. 128. The following is a reconciliation between the basic and diluted earnings per common share for income (loss) before income taxes and extraordinary item as calculated under SFAS No. 128 (in thousands, except per share amounts):

                                                           For the Year Ended
                         ---------------------------------------------------------------------------------------
                             December 26, 1997              December 27, 1996             December 29, 1995
                         -------------------------     -------------------------  ------------------------------
                          Income    EPS     Shares      Income    EPS     Shares     Loss       EPS       Shares
                         --------  -----    ------     --------  -----    ------  ---------    ------     ------
   Income (loss) before
     extraordinary item  $231,817                      $170,792                   $(142,330)
   Preferred dividend
        requirement                                                                 (11,544)
                         --------           ------     --------           ------  ---------               ------
Basic EPS                $231,817  $3.86    60,132     $170,792  $3.04    56,160  $(153,874)   $(2.91)    52,798

Effects of dilutive
 securities:
   Common stock
     equivalents                               980                           925
   8% Convertible
     Debentures               255              145        9,773            4,120
   7% Convertible
     Debentures                                           5,277            3,750
                         --------           ------     --------           ------  ---------               ------
Diluted EPS              $232,072  $3.79    61,257     $185,842  $2.86    64,955  $(153,874)   $(2.91)    52,798
                         ========           ======     ========           ======  =========               ======

Options to purchase 656,078 shares of common stock were outstanding at December 26, 1997, but not included in the computation of Diluted EPS, because the options' exercise price exceeded the average market price of the Company's common stock during 1997.

NOTE 11 - EMPLOYEE BENEFIT PLANS AND OPTIONS

EMPLOYEE STOCK PURCHASE PLAN

Under the Company's 1987 Employee Stock Purchase Plan (Purchase Plan), as amended, employees may be offered the option to collectively purchase a maximum of 300,000 shares of StorageTek's common stock, plus any remaining shares from earlier offering periods, in consecutive six-month offering periods. As of December 26, 1997, the Company had an aggregate of 1,126,564 common shares reserved for issuance under the Purchase Plan. Eligible employees may contribute up to 10% of their pay toward the purchase of StorageTek common stock at a price equal to 85% of the lower of the fair market price on the first or the last day of each offering period. Proceeds received from the issuance of shares are credited to stockholders' equity in the fiscal year the shares are issued. Under the Purchase Plan, the Company issued 468,997, 558,750 and 622,810 shares of StorageTek common stock in 1997, 1996 and 1995, respectively. The weighted average fair market value of grants made under the Purchase Plan are estimated as $10.63, $9.35 and $5.55 per share during 1997, 1996 and 1995, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%; volatility of 36.40% in 1997, 37.60% in 1996 and 37.84% in 1995; risk-free interest rate of
5.65% in 1997, 5.68% in 1996 and 5.84% in 1995; and an expected life of 0.5 years.

STOCK OPTION AND RESTRICTED STOCK PLANS

As of December 26, 1997, the Company had an aggregate of 4,994,265 common shares reserved for issuance under its equity plans (Equity Plans). These plans provide for the issuance of common shares pursuant to stock option exercises, restricted stock awards and other equity based awards. There were 2,547,427 shares available for grant under the Equity Plans as of December 26, 1997.

Stock options are granted under the Equity Plans at the fair market value of the common stock on the date of grant and generally vest over a period of between three and six years. Options granted under the Equity Plans have a maximum term of 10 years from the date of grant.

Restricted stock awards of the Company's common stock are made pursuant to its Equity Plans at a purchase price per share equal to par value. Unearned compensation, which is determined as the difference between par value and fair market value of the Company's common stock on the date of the award, is charged to stockholders' equity and amortized to expense over the vesting period of the stock. A total of 1,519 shares of restricted stock with a weighted average grant-date fair value of $49.30 per share using the Black-Scholes option pricing model were awarded during 1997. No restricted stock shares were awarded during 1996. A total of 70,237 shares of restricted stock with a weighted average grant-date fair value of $25.92 per share using the Black-Scholes option pricing model were awarded during 1995. Total compensation expense recognized in the Consolidated Statement of Operations for restricted stock awards was $592,012, $2,057,378 and $538,570 during 1997, 1996 and 1995, respectively. A total of 160,381 shares of restricted stock were outstanding as of December 26, 1997.

The Company also has a Nonemployee Director Stock Option Plan (Director Plan) under which the Company grants stock options to nonemployee directors for the purchase of an aggregate maximum of 530,000 shares of common stock. Stock options are granted at the fair market value of the common stock on the date of grant. There were 368,286 shares reserved for issuance and 71,334 shares available for grant under the Director Plan as of December 26, 1997.

The following summarizes information with respect to options granted under the Company's Equity and Director Plans:

                                                    Weighted Average
                                                   Exercise Price of
                                 Number of Shares  Shares Under Plans
                                 ------------------------------------
Outstanding, December 30, 1994       2,912,019           $29.36
      Granted                        1,665,591            25.84
      Exercised                       (162,363)           20.53
      Forfeited or expired          (1,004,204)           33.73
                                    ----------           ------
Outstanding, December 29, 1995       3,411,043            26.77
      Granted                          618,725            41.62
      Exercised                       (913,562)           26.00
      Forfeited or expired            (325,378)           31.16
                                    ----------           ------
Outstanding, December 27, 1996       2,790,828            29.81
      Granted                          689,497            46.67
      Exercised                       (604,397)           27.26
      Forfeited or expired            (132,138)           29.64
                                    ----------           ------
Outstanding, December 26, 1997       2,743,790           $34.61
                                    ==========           ======

The following table summarizes information concerning outstanding and exercisable options as of December 26, 1997:

                                       Outstanding                             Exercisable
                       --------------------------------------------     --------------------------
                                           Weighted
                                            Average        Weighted                       Weighted
        Range of                           Remaining       Average                        Average
        Exercise          Number          Contractual      Exercise       Number          Exercise
         Price         Outstanding       Life in Years      Price       Exercisable        Price
       ---------       -----------       -------------     --------     -----------       --------
       $ 0 - $20          155,404            3.23          $15.94         155,404          $15.94
        20 -  30        1,243,677            7.10           26.71         801,842           26.34
        30 -  45          606,989            8.47           37.35         155,655           34.90
        45 -  76          737,720            9.29           49.62          80,978           49.30
                        ---------                                       ---------
                        2,743,790                                       1,193,879
                        =========                                       =========

EMPLOYEE PROFIT SHARING AND THRIFT PLAN

StorageTek has a Profit Sharing and Thrift Plan whereby participants may contribute a percentage of compensation, but not in excess of the maximum allowed under the Internal Revenue Code. Effective January 1, 1996, the plan provides for a matching contribution by the Company equal to 50% of the participant's contribution for each pay period, up to a maximum of 3% of the participant's base compensation for the pay period. The Company's matching contribution was $7,772,000 and $7,463,000 for the years 1997 and 1996, respectively. Company contributions in excess of the matching contribution are contingent upon realization of profits by the Company which, at the sole discretion of the Board of Directors, are adequate to justify a corporate contribution. The Board authorized additional contributions of $11,100,000 in 1997, $5,550,000 in 1996 and $3,000,000 in 1995.

SFAS NO. 123

The Company applies the intrinsic value method set forth in APB No. 25 in accounting for its stock-based compensation plans. Net income and earnings per share as reported and as calculated pursuant to SFAS No. 123 to reflect the fair value method of accounting for stock-based compensation plans were as follows (in thousands, except per share amounts):

                                                                             Year Ended
                                                        ----------------------------------------------------
                                                           December 26,      December 27,      December 29,
                                                              1997              1996              1995
                                                        ----------------------------------------------------
  Net income(loss):                   As reported            $231,817          $180,327         $(142,330)
                                      SFAS 123                221,976           169,703          (147,036)

  Basic earnings per share: (a)       As reported            $   3.86          $   3.21         $   (2.91)
                                      SFAS 123                   3.69              3.02             (2.78)

  Diluted earnings per share: (a)     As reported            $   3.79          $   3.01         $   (2.91)
                                      SFAS 123                   3.65              2.64             (2.78)

  (a) Earnings per share data for years 1996 and 1995 has been restated to conform with SFAS No. 128, "Earnings Per Share."

The estimated weighted average fair value of options granted during 1997, 1996 and 1995 were $19.77, $21.91 and $13.29 per option, respectively, using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0%; volatility of 42.15% in 1997, 52.00% in 1996 and 60.60% in 1995; risk-free interest rate of 6.25% in 1997, 6.28% in 1996 and 5.91% in 1995; and an expected life of 4.3, 5.4 and 4.2 years in 1997, 1996 and 1995, respectively. Compensation cost for the options granted is computed reflecting the actual forfeitures of options with the respective years.

NOTE 12 - STOCKHOLDER RIGHTS PLAN

In 1990, the Board of Directors adopted a Stockholder Rights Plan (Rights
Plan). The Rights Plan is designed to deter coercive or unfair takeover tactics and to prevent an acquiring entity from gaining control of the Company without offering a fair price to all of the Company's shareholders.

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

NOTE 13 - FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISKS

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

The Company periodically utilizes foreign currency options, generally with maturities of less than one year, to hedge a portion of its exposure to exchange-rate fluctuations in connection with anticipated revenue from its international operations. The Company utilizes hedge accounting for its foreign currency options with gains and losses associated with the options recognized at the same time as the underlying anticipated transactions. The Company held no foreign currency options as of December 26, 1997, or as of December 27, 1996.

The Company also utilizes forward exchange contracts, generally with maturities of less than two months, to hedge its exposure to exchange-rate fluctuations in connection with anticipated monetary assets and liabilities held in foreign currencies and anticipated revenue from its international operations. The carrying amounts of these forward foreign exchange contracts equal their fair value as the contracts are adjusted at each balance sheet date for changes in exchange rates. Gains and losses on the forward contracts used to hedge monetary assets and liabilities are recognized as incurred within MG&A on the Consolidated Statement of Operations as adjustments to the foreign exchange gains and losses on the translation of net monetary assets. Gains and losses on the forward contracts used to hedge anticipated revenues are recognized as incurred as adjustments to revenue. The Company held forward foreign exchange contracts with a face value of approximately $61,355,000 as of December 26, 1997, and $87,513,000 as of December 27, 1996.

The forward exchange contracts and foreign currency options do not subject the Company to risk due to exchange rate movements, as gains and losses on the contracts offset gains and losses on the transactions being hedged. The foreign currency hedging instruments utilized by StorageTek are generally traded over the counter. The Company does not believe there is significant credit risk associated with these contracts, as the counterparties consist of major international financial institutions, and the Company monitors the amount of the contracts it enters into with any one party. There was no credit exposure with respect to the Company's foreign currency forward contracts as of December 26, 1997, as the fair value of these contracts was approximately zero.

Gains associated with foreign currency translation adjustments and foreign currency transactions, net of associated hedging results, aggregated $482,000 in 1997, compared to losses of $447,000 in 1996 and $4,303,000 in 1995.

CONCENTRATIONS OF CREDIT RISK

Other financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments, trade receivables, and outstanding letters of credit under the Company's Revolver. The Company has a cash investment policy which restricts investments to ensure preservation of principal and maintenance of liquidity. Substantially all of the Company's trade receivable balances are unsecured. As of December 26, 1997, approximately 26% of the Company's outstanding accounts receivable balance was due from IBM. The Company monitors this concentration and does not believe any significant credit risk exists as of December 26, 1997. The concentration of credit risk with respect to the remaining trade receivables is limited due to the large number of customers comprising the Company's customer base, and their dispersion across different industries and geographic areas.
As further discussed in Note 5, the Company's outstanding letters of credit of approximately $25,363,000 as of December 26, 1997, relate principally to the sale of certain U.S. and foreign based accounts receivable on a recourse basis. These receivables were subsequently collected in January 1998 with no credit losses associated with the recourse provisions of the agreement.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's accounts receivable, accounts payable and accrued liabilities are either equal to or approximate their fair values. The Company's foreign currency forward contracts, which are an off-balance-sheet financial instrument, were entered into on December 26, 1997, and accordingly, had a carrying value and fair value approximating zero. As of December 26, 1997, the Company had committed to sales of promissory notes denominated in a number of foreign currencies in the aggregate amount of $198,326,000 (see
Note 5). These commitments are an off-balance-sheet financial instrument and had a fair value of approximately $196,682,000 at December 26, 1997. Transaction gains and losses related to the notes are deferred and recognized as an adjustment to the revenue supporting the note repayment. The carrying and estimated fair values of the Company's 8% Convertible Debentures were $125,677,000, as of December 27, 1996. The fair value of the 8% Convertible Debentures was based upon the closing sales prices on the New York Stock Exchange as of December 27, 1996.

NOTE 14 - OPERATIONS OF BUSINESS SEGMENTS AND IN GEOGRAPHIC AREAS

SIGNIFICANT CUSTOMERS

In 1997, sales to IBM accounted for approximately 19% of total revenue.

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


                                                                                                Consolidated
1997                            United States         Europe         Other      Eliminations       Total
-----------------------------------------------------------------------------------------------------------
Revenue from unaffiliated
  customers                      $ 1,478,796(1)    $   499,297    $   166,563                   $ 2,144,656
Transfers between areas              355,154                                     $  (355,154)
                                 -----------       -----------    -----------    -----------    -----------
  Total revenue                  $ 1,833,950       $   499,297    $   166,563    $  (355,154)   $ 2,144,656
                                 ===========       ===========    ===========    ===========    ===========

Operating profit (loss)          $   374,926       $    10,164    $   (36,931)   $    (7,949)   $   340,210
                                 ===========       ===========    ===========    ===========
Interest income (expense), net                                                                       25,356
General corporate expenses                                                                          (49,449)
                                                                                                -----------
  Income before income taxes                                                                    $   316,117
                                                                                                ===========

Identifiable assets              $ 1,316,653       $   612,113    $   160,707    $  (614,617)   $ 1,474,856
                                 ===========       ===========    ===========    ===========
General corporate assets                                                                            265,161
                                                                                                -----------
  Total assets                                                                                  $ 1,740,017
                                                                                                ===========

                                                                                                Consolidated
1996                            United States         Europe         Other      Eliminations       Total
-----------------------------------------------------------------------------------------------------------
Revenue from unaffiliated
  customers                      $ 1,281,118(1)    $   587,951    $   170,481                   $ 2,039,550
Transfers between areas              370,814                                     $  (370,814)
                                 -----------       -----------    -----------    -----------    -----------
  Total revenue                  $ 1,651,932       $   587,951    $   170,481    $  (370,814)   $ 2,039,550
                                 ===========       ===========    ===========    ===========    ===========

Operating profit (loss)          $   243,447       $      (886)   $    (4,400)   $    17,424    $   255,585
                                 ===========       ===========    ===========    ===========
Interest income (expense), net                                                                        1,211
General corporate expenses                                                                          (30,104)
                                                                                                -----------
  Income before income taxes                                                                    $   226,692
                                                                                                ===========

Identifiable assets              $ 1,060,243       $   560,993    $   156,062    $  (252,975)   $ 1,524,323
                                 ===========       ===========    ===========    ===========
General corporate assets                                                                            359,953
                                                                                                -----------
  Total assets                                                                                  $ 1,884,276
                                                                                                ===========

                                                                                                Consolidated
1995                            United States         Europe         Other      Eliminations       Total
-----------------------------------------------------------------------------------------------------------
Revenue from unaffiliated
  customers                      $ 1,227,509(1)    $   553,064    $   148,912                   $ 1,929,485
Transfers between areas              380,194                                     $  (380,194)
                                 -----------       -----------    -----------    -----------    -----------
  Total revenue                  $ 1,607,703       $   553,064    $   148,912    $  (380,194)   $ 1,929,485
                                 ===========       ===========    ===========    ===========    ===========

Operating loss                   $   (22,769)      $   (27,296)   $    (7,047)   $    (7,631)   $   (64,743)
                                 ===========       ===========    ===========    ===========


Interest income (expense), net                                                                        8,978
General corporate expenses                                                                          (68,765)(2)
                                                                                                -----------
  Loss before income taxes                                                                      $  (124,530)
                                                                                                ===========

Identifiable assets              $ 1,304,606       $   494,499    $   122,149    $  (233,300)   $ 1,687,954
                                 ===========       ===========    ===========    ===========
General corporate assets                                                                            200,675
                                                                                                -----------
  Total assets                                                                                  $ 1,888,629
                                                                                                ===========

--------------------------

    (1) U.S. revenue from unaffiliated customers includes international export sales to customers of $59,359,000 in 1997; $67,636,000 in 1996; and
         $79,714,000 in 1995.

    (2) General corporate expenses in 1995 include a charge of $30,680,000 associated with the settlement of litigation, as well as merger and consolidation expenses of $14,352,000.

Sales between geographic areas are generally priced to reflect market value and to provide an appropriate gross margin to the affiliate. Operating profit, for the purpose of this footnote, consists of total revenue less operating expenses, and excludes interest income, interest expense and general corporate expenses for all years presented. United States operating profit includes profit recognized in the United States on transfers to other geographic areas. Identifiable assets are those assets that are associated with the operations in each geographic area. General corporate assets are primarily cash and short-term investments not used in the operations of the individual geographic regions.

NOTE 15 - QUARTERLY INFORMATION (UNAUDITED)

The consolidated results of operations on a quarterly (13-week) basis were as follows (in thousands of dollars, except per share amounts):



                                                                Quarter Ended 1997
                                          ----------------------------------------------------------------
                                             March 28         June 27       September 26      December 26
                                          ----------------------------------------------------------------
Revenue                                   $     438,595    $     517,024    $     525,168    $     663,869
Cost of revenue                                 241,672          283,284          285,383          361,191
                                          -------------    -------------    -------------    -------------
  Gross profit                                  196,923          233,740          239,785          302,678
Operating expenses                              148,237          166,375          173,042          194,711
                                          -------------    -------------    -------------    -------------
Operating profit                                 48,686           67,365           66,743          107,967
Interest income, net                              5,603            6,619            7,987            5,147
                                          -------------    -------------    -------------    -------------
  Income before income taxes                     54,289           73,984           74,730          113,114
Provision for income taxes                      (14,700)         (20,000)         (20,200)         (29,400)
                                          -------------    -------------    -------------    -------------
Net income                                $      39,589    $      53,984    $      54,530    $      83,714
                                          =============    =============    =============    =============

Earnings per common share:
  Basic                                   $        0.65    $        0.88    $        0.89    $        1.49
                                          =============    =============    =============    =============
  Diluted                                 $        0.63    $        0.87    $        0.87    $        1.46
                                          =============    =============    =============    =============

                                                                Quarter Ended 1996
                                          ----------------------------------------------------------------
                                            March 29         June 28         September 27     December 27
                                          ----------------------------------------------------------------
Revenue                                   $     453,481    $     479,305    $     486,085    $     620,679
Cost of revenue                                 259,567          272,989          293,551          366,670
                                          -------------    -------------    -------------    -------------
  Gross profit                                  193,914          206,316          192,534          254,009
Operating expenses                              157,736          153,511          141,282          168,763
                                          -------------    -------------    -------------    -------------
Operating profit                                 36,178           52,805           51,252           85,246
Interest income (expense), net                   (1,189)            (945)           2,248            1,097
                                          -------------    -------------    -------------    -------------
  Income before income taxes                     34,989           51,860           53,500           86,343
Provision for income taxes                       (9,400)         (14,000)         (14,000)         (18,500)
                                          -------------    -------------    -------------    -------------
Income before extraordinary item                 25,589           37,860           39,500           67,843
Extraordinary gain, net of income taxes           9,535
                                          -------------    -------------    -------------    -------------
Net income                                $      35,124    $      37,860    $      39,500    $      67,843
                                          =============    =============    =============    =============

Earnings per common share:
  Basic                                   $        0.66    $        0.70    $        0.66    $        1.18
                                          =============    =============    =============    =============
  Diluted                                 $        0.62    $        0.65    $        0.64    $        1.12
                                          =============    =============    =============    =============

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and
Board of Directors of
Storage Technology Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14.(a)1. and 2. on page 35 present fairly, in all material respects, the financial position of Storage Technology Corporation and its subsidiaries at December 26, 1997 and December 27, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Denver, Colorado
February 20, 1998

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           (In Thousands of Dollars)

                                                                                 Deductions
                                                                                  Accounts
                                          Balance          Additions             Receivable
                                       Beginning of        Charged to            Written Off      Balance End
                                           Year          Other Expenses       Net of Recoveries     of Year
                                    -------------------------------------------------------------------------

Allowance for doubtful accounts on
  accounts receivable:

         December 26, 1997                $12,907            $  7,625           $  2,608            $17,924
                                          =======            ========           ========            =======
         December 27, 1996                $14,665            $  3,838           $  5,596            $12,907
                                          =======            ========           ========            =======
         December 29, 1995                $13,387            $  8,198           $  6,920            $14,665
                                          =======            ========           ========            =======




                                          Balance             Additions
                                       Beginning of         Charged to         Reductions         Balance End
                                           Year            Cost of Sales        Write-offs          of Year
                                    -------------------------------------------------------------------------

Inventory reserves:

         December 26, 1997                $51,338             $40,915            $46,391            $45,862
                                          =======             =======            =======            =======
         December 27, 1996                $45,290             $55,771            $49,723            $51,338
                                          =======             =======            =======            =======
         December 29, 1995                $51,803             $37,353            $43,866            $45,290
                                          =======             =======            =======            =======



                                                            Additions
                                          Balance           Charged to        Deductions
                                       Beginning of          Cost of          Spare Parts         Balance End
                                           Year            Maintenance        Written Off           of Year
                                    -------------------------------------------------------------------------
Amortization of spare parts for
  maintenance:

         December 26, 1997                $53,872             $12,568            $16,701            $49,739
                                          =======             =======            =======            =======

         December 27, 1996                $87,980             $ 9,159            $43,267            $53,872
                                          =======             =======            =======            =======

         December 29, 1995                $74,685             $43,378            $30,083            $87,980
                                          =======             =======            =======            =======





                INDEX TO EXHIBITS FILED AS PART OF REGISTRANT'S
                           ANNUAL REPORT ON FORM 10-K


EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
 10.23        Eleventh Amendment to the Storage Technology Corporation 1987
              Employee Stock Purchase Plan, as amended.

 10.24 Termination Agreement between the Company and W. Russell Wayman dated October 16, 1997.

 10.25        Agreement between the Company and Gary Francis, dated
              August 19, 1997.

 10.26        Employment agreement between the Company and Victor Perez, dated
              February 17, 1995.

 10.28        OEM Agreement between the Company and International Business
              Machines Corporation ("IBM") dated December 18, 1997. Concurrent with the filing of this Annual Report on Form 10-K, the Company is submitting to the Commission a request for confidential treatment to omit certain information pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.



    10.29 Credit Agreement dated as of October 23, 1997, among the Company and Bank of America National Trust and Savings Association, as
             Agent, Swingline Bank, and Letter of Credit Issuing Bank, and the other financial institutions party thereto.


    21.0     Subsidiaries of Registrant.

    23.1     Consent of Price Waterhouse LLP.

    24.0     Power of Attorney (See Page 42).

    27.0     Financial Data Schedule.