Form 10-Q
period 1998-03-27
STORAGE TECHNOLOGY CORP
filed 1998-05-08
CIK 94673

FORM 10-Q
===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1998
                                       OR
        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to
                                             ---------   -----------


                         -----------------------------
                         COMMISSION FILE NUMBER 1-7534
                         -----------------------------


                         STORAGE TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


            Delaware                              84-0593263
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification
                                                    Number)

    2270 South 88th Street,                       80028-4309
      Louisville, Colorado
(Address of principal executive                   (Zip Code)
            offices)


       Registrant's Telephone Number, including area code:  (303)  673-5151


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ YES / / NO
                                    --        --


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

COMMON STOCK ($.10 PAR VALUE) - 53,647,827 SHARES OUTSTANDING AT MAY 1, 1998.

                                                                       Form 10-Q
                                                                          Page 2

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                 MARCH 27, 1998

                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

              Consolidated Balance Sheet                                    3

              Consolidated Statement of Operations                          4

              Consolidated Statement of Cash Flows                          5

              Consolidated Statement of Changes in
                 Stockholders' Equity                                       6

              Notes to Consolidated Financial Statements                    7

      Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       12

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                           25

      Item 6 - Exhibits and Reports on Form 8-K                            27

                                                                       Form 10-Q
                                                                          Page 3

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (In Thousands of Dollars)

                                                        03/27/98
                                                       (Unaudited)    12/26/97
                                                       -----------------------
ASSETS
Current assets:
 Cash, including cash equivalents                       $  416,599  $  256,319
 Short-term investments                                     20,701      77,275
 Accounts receivable                                       504,587     627,981
 Inventories (Note 2)                                      235,449     205,461
 Deferred income tax assets                                102,377     102,575
                                                         ---------   ---------
     Total current assets                                1,279,713   1,269,611
Property, plant and equipment, at cost                     301,593     305,122
Spare parts for maintenance, at cost                        29,951      27,523
Deferred income tax assets                                  25,295      37,468
Other assets                                                95,018     100,293
                                                         ---------   ---------
                                                        $1,731,570  $1,740,017
                                                         =========   =========


LIABILITIES
Current liabilities:
 Current portion of other long-term debt                $    1,993  $    3,282
 Accounts payable                                          105,391     103,483
 Accrued liabilities                                       366,441     406,384
 Income taxes payable                                       90,071      95,256
                                                         ---------   ---------
     Total current liabilities                             563,896     608,405
Other long-term debt                                        17,793      19,109
                                                         ---------   ---------
     Total liabilities                                     581,689     627,514
                                                         ---------   ---------

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 150,000,000 shares authorized;
 53,772,856 shares issued at March 27, 1998, and
 54,004,041 shares issued at December 26, 1997               5,377       5,400
Capital in excess of par value                           1,145,425   1,161,997
Retained earnings (accumulated deficit)                      6,953     (33,617)
Treasury stock of 137,785 shares at March 27, 1998,
 and 459,448 shares at December 26, 1997                    (5,660)    (18,874)
Unearned compensation                                       (2,214)     (2,403)
                                                         ---------   ---------
     Total stockholders' equity                          1,149,881   1,112,503
                                                         ---------   ---------
                                                        $1,731,570  $1,740,017
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

                                                                       Form 10-Q
                                                                          Page 4

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                            Quarter Ended
                                                       --------------------
                                                       03/27/98    03/28/97
                                                       --------------------

Sales revenue                                          $337,414    $297,670
Maintenance revenue                                     147,477     140,925
                                                        -------     -------
    Total revenue                                       484,891     438,595
                                                        -------     -------

Cost of sales                                           169,099     165,405
Cost of maintenance                                      84,290      76,267
                                                        -------     -------
    Total cost of revenue                               253,389     241,672
                                                        -------     -------

    Gross profit                                        231,502     196,923

Research and product development costs                   55,973      45,699
Marketing, general, administrative and
   other income and expense, net                        114,822     102,538
                                                        -------     -------
    Operating profit                                     60,707      48,686

Interest income                                           5,792       6,962
Interest expense                                         (1,129)     (1,359)
                                                        -------     -------

    Income before income taxes                           65,370      54,289

Provision for income taxes                              (24,800)    (14,700)
                                                        -------     -------

    Net income                                         $ 40,570    $ 39,589
                                                         ======      ======


EARNINGS PER COMMON SHARE

Basic earnings per share                               $   0.76    $   0.65
                                                        =======      ======

Weighted average shares                                  53,314      61,222
                                                        =======     =======


Diluted earnings per share                             $   0.74    $   0.63
                                                        =======      ======

Weighted average and dilutive potential shares           54,630      62,785
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

                                                                      Form 10-Q
                                                                         Page 5

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                          (In Thousands of Dollars)

                                                          Quarter Ended
                                                      --------------------
                                                      03/27/98    03/28/97
                                                      --------------------
OPERATING ACTIVITIES
Cash received from customers                          $ 605,266  $  558,904
Cash paid to suppliers and employees                   (459,382)   (379,541)
Interest received                                         5,792       6,522
Interest paid                                              (845)     (1,220)
Income taxes paid                                       (16,786)    (21,614)
                                                       --------     -------
   Net cash from operating activities                   134,045     163,051
                                                       --------     -------

INVESTING ACTIVITIES
Short-term investments, net                              56,574      12,214
Purchase of property, plant and equipment, net          (19,328)    (21,178)
Other assets                                               (959)      1,607
                                                       --------    --------
   Net cash provided by (used in)
      investing activities                               36,287      (7,357)
                                                       --------    --------

FINANCING ACTIVITIES
Repurchases of common stock                             (13,836)    (17,600)
Repayments of other long-term debt                       (2,064)     (1,919)
Proceeds from employee stock plans                        8,909       7,072
                                                       --------    --------
   Net cash used in financing activities                 (6,991)    (12,447)
                                                       --------    --------
   Effect of exchange rate changes on cash               (3,061)     (9,997)
                                                       --------    --------
Increase in cash and cash equivalents                   160,280     133,250
   Cash and cash equivalents - beginning
      of the period                                     256,319     388,401
                                                       --------    --------
Cash and cash equivalents - end of the period        $  416,599  $  521,651
                                                       ========    ========

RECONCILIATION OF NET INCOME TO NET CASH
   FROM OPERATING ACTIVITIES
Net income                                           $   40,570  $   39,589
Depreciation and amortization expense                    33,583      41,976
Translation loss                                          4,866      11,454
Other non-cash adjustments to income                     (3,383)      4,795
Decrease in accounts receivable                         119,753     120,309
Increase in inventories                                 (29,988)    (12,878)
Increase in spare parts, net                             (8,572)       (914)
Decrease in net deferred income tax asset                12,107         682
Decrease in accounts payable and accrued
   liabilities                                          (29,698)    (34,366)
Decrease in income taxes payable                         (5,193)     (7,596)
                                                       --------    --------
   Net cash from operating activities                $  134,045  $  163,051
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

                                                                       Form 10-Q
                                                                          Page 6


               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (Unaudited)
                          (In Thousands of Dollars)

                                                                   Retained
                                                   Capital in      Earnings
                                         Common    Excess of     (Accumulated   Treasury        Unearned
                                          Stock    Par Value       Deficit)       Stock       Compensation          Total
                                        ---------------------------------------------------------------------------------
Balances, December 26, 1997              $5,400   $1,161,997       $(33,617)    $(18,874)       $(2,403)        $1,112,503

Shares issued for exercises of options
  (324,886 shares issued from treasury)               (2,741)                     13,346                            10,605

Repurchases of common stock
   (225,000 shares)                         (23)     (13,813)                                                      (13,836)

Net income                                                           40,570                                         40,570

Other                                                    (18)                       (132)           189                 39
                                          -----    ---------      ---------      -------         ------          ---------
Balances, March 27, 1998                 $5,377   $1,145,425     $    6,953     $ (5,660)       $(2,214)        $1,149,881
                                          =====    =========      =========      =======         ======          =========

   The accompanying notes are an integral part of the consolidated financial statements.

                                                                    Form 10-Q
                                                                       Page 7

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1 - BASIS OF PREPARATION
-----------------------------

The accompanying consolidated financial statements of Storage Technology Corporation and its subsidiaries (StorageTek or the Company) have been prepared in accordance with the Securities and Exchange Commission requirements for Form 10-Q. In the opinion of management, these statements reflect all adjustments necessary for the fair presentation of results for the periods presented, and such adjustments are of a normal, recurring nature. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 26, 1997.

NOTE 2 - INVENTORIES
--------------------

Inventories consist of the following (in thousands of dollars):

                                             03/27/98           12/26/97
                                           -----------------------------

      Raw materials                          $ 47,390           $ 32,607
      Work-in-process                          87,869             57,235
      Finished goods                          100,190            115,619
                                              -------            -------
                                             $235,449           $205,461
                                              =======            =======

NOTE 3 - DEBT AND FINANCING ARRANGEMENTS
----------------------------------------

The Company has a $350,000,000 unsecured credit agreement (the Revolver) which expires in October 2001. The credit limit available under the Revolver will be reduced by $12,500,000 on the last day of each calendar quarter beginning December 31, 1998. The interest rates under the Revolver depend on the type of advance selected. The basic advance rate is no less than the London Interbank Offered Rate (LIBOR) plus 0.625% (6.31% as of March 27,
1998). Under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. As of March 27, 1998, the Company had issued letters of credit for approximately $363,000 and had approximately $349,637,000 of available credit under the Revolver.

The Company has a financing agreement with a bank which provides for the sale of promissory notes in the principal amount of up to $140,000,000 at any one time. The agreement, which expires in July 1999, provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. The notes must be repaid only to the extent of future revenue of the Company and obligations under the agreement are not cancelable by the Company or the bank. Transaction gains and losses related to the notes are deferred and recognized as an adjustment to the revenue supporting the note repayment. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of

                                                                    Form 10-Q
                                                                       Page 8

issuance and bear interest at rates no less than the LIBOR rate plus 0.35% (6.04% as of March 27, 1998). Under the terms of the agreement, the Company is required to comply with certain covenants which include the maintenance of a collateral account, including cash and qualifying investments, in an amount of no less than the outstanding promissory notes. As of March 27, 1998, the Company had no outstanding borrowings and had committed to borrowings between May 1998 and December 1998 in the cumulative principal amount of approximately $237,386,000.

The Company had a financing agreement with a bank which provided for the sale of certain U.S. and foreign based accounts receivable on a recourse basis which expired on January 31, 1998. This agreement provided for sales of receivables up to $40,000,000 at any one time. The selling price of the receivables was partially determined based upon foreign currency exchange rates, and any gains or losses on the sales were recognized within marketing, general, administrative and other income and expense, net in the Consolidated Statement of Operations at the time the receivables were sold. During the first quarter of 1998, the Company sold approximately $34,924,000 of receivables under this agreement. Gains and losses associated with receivable sales did not have a material effect on the Company's reported financial results after taking into consideration other transactions associated with the Company's international operations.

NOTE 4 - RESTRUCTURING RESERVES
-------------------------------

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

The following table summarizes the activity associated with the Company's restructuring reserves during the three months ended March 27, 1998 (in thousands of dollars):

                              Employee       Lease         Other
                             Severance   Abandonments   Exit Costs    Total
                             ------------------------------------------------

Balances, December 26, 1997   $14,994      $12,069          $229      $27,292

Cash payments                  (3,474)        (288)           (1)      (3,763)
                              -------     --------         -----      -------

Balances, March 27, 1998      $11,520      $11,781          $228      $23,529
                               ======       ======           ===       ======

The remaining restructuring reserves relate principally to the Company's plans to further integrate its sales administration organization and rearchitect its distribution processes in the United States and Europe. While the majority of these remaining accruals are expected to result in future cash outflows, these outflows are not expected to have a material effect on the Company's liquidity.

                                                                    Form 10-Q
                                                                       Page 9

NOTE 5 - LITIGATION
-------------------

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties. The suit sought injunctive relief and damages in the amount of $2,400,000,000. On December 28, 1995, the court dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals. In April 1996, the trial court stayed discovery on the Company's counterclaim for breach of the covenant not to sue pending resolution of the appeal. In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. In December 1997, the Colorado Supreme Court rejected the Company's petition seeking a reversal of this decision. A new trial date has not been set. The case is in the discovery phase.

On June 29, 1995, Odetics, Inc. (Odetics) filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorney's fees and costs. In February 1996, a jury found that the Company's products did not infringe the 151 Patent. Odetics appealed and in June 1997, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's ruling and remanded the case back to the District Court for further proceedings. On March 27, 1998, a second trial was held and a jury found that a pass-through port in certain of the Company's tape library products willfully infringes the 151 Patent and awarded actual damages to Odetics of $70,600,000. A post-trial hearing commenced on May 1, 1998. At the hearing, the Court heard the parties' several post-trial motions. On May 7, 1998, the Company received a written order from the Court dated May 1, 1998, denying the Company's requests to overturn the jury verdict and reduce the amount of actual damages awarded, or to grant a new trial. The Court granted Odetics' motion for prejudgment interest, after reducing the applied interest rate, and denied its request for attorney's fees and costs. The Court is expected to enter a final judgment on the jury verdict and rule on Odetics' request for enhanced damages and a permanent injunction order against the Company against future direct and indirect infringement of the 151 Patent in the second quarter of 1998. The Company intends to appeal the final judgment.

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

On July 30, 1996, the Company received Civil Investigative Demands (CIDs) from the U.S. Department of Justice (DOJ) Antitrust Division concerning the OEM agreement with IBM for mainframe online storage subsystems. The Company received additional CIDs in 1996 and 1997. The CIDs requested production of documents and testimony in connection with a review of the agreement for compliance with the Sherman Act. On December 18, 1997, the DOJ filed a complaint and a proposed settlement set forth in the consent decree with the U.S. District

                                                                    Form 10-Q
                                                                      Page 10

Court for the District of Columbia. On March 20, 1998, the Court approved the proposed settlement.

On October 3, 1995, certain former employees of the Company filed suit in the U.S. District Court for the District of Colorado against the Company. The amended suit alleges violations of the Age Discrimination in Employment Act
(ADEA) and the Employee Retirement Income Security Act (ERISA) between the period of April 13, 1993, and December 31, 1996. On November 26, 1997, the Court granted the plaintiffs' request to proceed as a collective action on the ADEA claims and denied the plaintiffs' request to proceed as a class on the ERISA claims. The period for joining the ADEA class action suit terminated in March 1998. Approximately 400 persons elected to join the ADEA class. The plaintiffs seek, among other things, compensatory damages in an unspecified amount, including the value of back pay and benefits; reinstatement as employees or alternatively the value of future earnings and benefits; and exemplary or liquidated damages. The Company has filed an answer denying both the ADEA and ERISA claims. In March 1998, the plaintiffs filed a second request to proceed as a collective action on the ERISA claims. The Court has not ruled on this request. A trial date has been set for October 1999.

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

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997, establishes new disclosure requirements for operating segments, including products, services, geographic areas, and major customers. The Company will adopt SFAS No. 131 for the 1998 fiscal year, but does not expect the new accounting standard to have a material impact on the Company's reported financial results.

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1, which is effective for transactions in fiscal years beginning after December 15, 1998, provides guidance on accounting for the costs of computer software developed or obtained for internal use. The Company will adopt SOP 98-1 for the 1999 fiscal year, but does not expect the new SOP to have a material effect on its reported financial results.

                                                                    Form 10-Q
                                                                      Page 11

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

The Company repurchased and retired 8,000,000 shares of its common stock in October 1997 for an initial purchase price of $431,262,000 through a privately negotiated transaction. In April 1998, a final market price adjustment was made resulting in an additional payment by the Company of $86,780,000. This price adjustment will be reflected as an adjustment to capital in excess of par value on the Consolidated Statement of Changes in Stockholders' Equity in the second quarter of 1998.

                                                                    Form 10-Q
                                                                      Page 12

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               MARCH 27, 1998


ALL ASSUMPTIONS, ANTICIPATIONS, EXPECTATIONS AND FORECASTS CONTAINED IN THE FOLLOWING DISCUSSION REGARDING THE COMPANY'S PRODUCT AND BUSINESS PLANS, FINANCIAL RESULTS, PERFORMANCE AND EVENTS ARE FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY BECAUSE OF A NUMBER OF RISKS AND UNCERTAINTIES, SOME OF THESE RISKS ARE DETAILED BELOW IN "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS FORM 10-Q.

STATEMENTS MADE HEREIN ARE ACCURATE ONLY AS OF THE DATE OF FILING THIS FORM 10-Q WITH THE SECURITIES AND EXCHANGE COMMISSION AND MAY ONLY BE RELIED UPON AS OF THAT DATE. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE INFORMATION ON FORECASTS CONTAINED HEREIN, EXCEPT AS MAY BE OTHERWISE REQUIRED BY LAW.

GENERAL
-------

The Company reported net income for the first quarter ended March 27, 1998, of $40.6 million on revenue of $484.9 million, compared to net income for the first quarter ended March 28, 1997, of $39.6 million on revenue of $438.6 million.

Revenue increased 11% during the first quarter of 1998 compared to the same period in 1997. This increase is primarily a result of increased sales of Nearline(R) client/server and mainframe products and increased sales of mainframe online products. Revenue associated with network products decreased in the first quarter of 1998 as compared to the same period in 1997. Overall gross profit margin increased to 48% during the first quarter of 1998, compared to 45% for the same period in 1997. This increase was principally due to cost reductions associated with increased manufacturing volumes of mainframe online products and increased sales of higher-margin software products.

The Company's future revenue and operating results are significantly dependent upon the continued demand for mainframe Nearline and online products in their traditional markets; expanding the market for and increasing sales of mainframe Nearline products and products for the client/server environment through the successful development and introduction of new products and applications; expanding the marketing and distribution channels for the Company's products; and successfully expanding the Company's consulting services business. For discussion of these and other risk factors, see "Risk Factors That May Affect Future Results" below.

The Company's cash balances increased $160.3 million during the first quarter of 1998 due primarily to cash generated from operations of $134.0 million and a decrease in short-term investments of $56.6 million. These increases were partially offset by net investments in property, plant and equipment of $19.3 million, and the repurchase of 225,000 shares of the Company's common stock at a cost of $13.8 million.

                                                                    Form 10-Q
                                                                      Page 13

The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information and revenue by product line, which includes both product sales and maintenance revenue.
                                                           Quarter Ended
                                                        ------------------
                                                        03/27/98  03/28/97
                                                        ------------------
Revenue:
  Nearline products                                        65.8%     64.3%
  Online products                                          23.8      23.7
  Network and other products                               10.4      12.0
                                                         ------    ------
     Total revenue                                        100.0     100.0
Cost of revenue                                            52.3      55.1
                                                         ------    ------
     Gross profit                                          47.7      44.9
Research and product development costs                     11.5      10.4
Marketing, general, administrative and other
  income and expense, net                                  23.7      23.4
                                                         ------    ------
     Operating profit                                      12.5      11.1
Interest income, net                                        1.0       1.3
                                                         ------    ------
     Income before income taxes                            13.5      12.4
Provision for income taxes                                 (5.1)     (3.4)
                                                         ------    ------
     Net income                                             8.4%      9.0%
                                                         ======    ======

REVENUE
-------

NEARLINE PRODUCTS

Revenue from Nearline products increased 13% in the first quarter of 1998, compared to the same period in 1997, primarily because of increased sales of TimberWolfTM, a family of OPENstorage tape libraries designed for client/server attachment; and PowderHorn(R) 9310, a large-scale Automated Cartridge System Library. Sales revenue from TimberWolf increased substantially in the first quarter of 1998 as compared to 1997 primarily as a result of the Company expanding the product family and its indirect distribution channels for these products. Sales revenue from the TimberLine(R) 9490, a 36-track cartridge subsystem, and RedWood SD-3, a high capacity cartridge subsystem, also increased slightly in the first quarter of 1998. The increase in sales of mainframe Nearline products was primarily a result of the Company's initiative to develop new applications for these products.

The Company anticipates a slow growth rate in the market for mainframe tape products as customers continue to transition to the client/server environment. Future revenue growth for Nearline products is dependent upon successfully developing, distributing and managing the introduction of new Nearline products, the continued success of the Company's applications development initiative and expanding the indirect distribution channels for the Company's client/server products through agreements such as the original equipment manufacturer (OEM) agreement with Hewlett-Packard announced in the fourth quarter of 1997. In October 1997, the Company announced the Virtual Storage Manager (VSM), a mainframe data storage management solution designed to improve performance, cartridge utilization, and overall storage management. Failure to timely develop and introduce VSM and other new Nearline products and features currently under development may negatively impact the Company's results and long-term success. There can be no assurance that the Company will continue to

                                                                    Form 10-Q
                                                                      Page 14

expand the Nearline market through its application development efforts or that it will continue to be successful in expanding the indirect distribution channels for its client/server Nearline products.

ONLINE PRODUCTS

Revenue from online products increased 11% in the first quarter of 1998, compared to the same period in 1997, because of increased sales of mainframe online products under the Company's OEM agreement with IBM. Sales of the Company's online products targeted for the client/server market decreased slightly in the first quarter of 1998 primarily as a result of delays in customer purchase decisions and as a result of the Company's transition to new indirect distribution channels. During the first quarter of 1998, the Company announced availability of its new OPENstorage disk subsystems which provide high-performance, high-availability storage to the client/server environment.

Approximately 19% of the Company's total revenue during the first quarter of 1998 was derived from a worldwide non-exclusive OEM agreement under which the Company develops and manufactures mainframe online storage products for IBM. In December 1997, the Company entered into a new OEM agreement with IBM which expires in December 2000. IBM is not subject to any long-term volume purchase commitments; however, IBM does receive volume-purchase discounts under the new OEM agreement. IBM may elect to terminate this agreement for convenience or for cause, or upon certain instances of change in control or the occurrence of certain other conditions. The Company may elect to terminate the agreement for cause. There can be no assurance that the Company will continue to realize benefits associated with the agreement. See "Risk Factors That May Affect Future Results - Dependence on IBM," for further discussion of the risks associated with the OEM agreement.

The Company has made significant investments in conjunction with its entrance into the client/server disk market. Success in the client/server disk market is critical to the Company's plans to grow revenue in the future. In addition to successfully managing the risks associated with introducing new products for the client/server disk market, the Company must continue to establish new cost-effective, high-volume distribution channels for these products. There can be no assurance that the Company will be successful in its client/server disk initiative.

NETWORK AND OTHER PRODUCTS

Revenue from network and other products decreased 4% in the first quarter of 1998, compared to the same period in 1997, primarily because of continued declines in sales from network products. This decrease was partially offset by an increase in consulting services revenue.

GROSS PROFIT
------------

Overall gross profit margins increased to 48% in the first quarter of 1998, compared to 45% for the same period in 1997. The increase was primarily the result of increased manufacturing volumes of mainframe online products.

Gross profit on product sales increased to 50% in the first quarter of 1998, compared to 44% for the same period in 1997. This increase is primarily a result of cost reductions associated with increased manufacturing volumes of mainframe online products, increased sales of higher-

                                                                    Form 10-Q
                                                                      Page 15

margin software products and cost reductions in the Company's manufacturing processes. The increase in gross profit as a percent of sales was partially offset by increased sales of lower-margin client/server tape products.

Gross profit on maintenance revenue decreased to 43% the first quarter of 1998, compared to 46% for the same period in 1997. The decline is principally attributable to reduced margins associated with the Company's consulting services business.

The markets for most of the Company's products are subject to intense price competition. The Company anticipates it will continue to experience price competition as it expands into the client/server storage market. The Company's ability to sustain or improve product sales margins is significantly dependent upon continued success in reducing manufacturing costs in all of its product lines. The Company anticipates that the product sales margins for its mainframe online products will decline during the remainder of 1998 because of volume-purchase discounts included in the OEM agreement with IBM. Product sales margins also may be affected by inventory reserves and writedowns resulting from rapid technological changes and delays in gaining market acceptance for new products. Maintenance margins may be adversely affected in the future as a result of increased competition and lower margins associated with the Company's consulting services business.

RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------

Research and product development expenditures increased 22% in the first quarter of 1998, compared to the same period in 1997, and increased as a percent of revenue to 12% in the first quarter of 1998 from 10% in 1997. The increased investment in new products during the first quarter of 1998 was partially offset by the receipt of additional funding for certain research and development activities from Compaq for client/server data storage solutions and networking products, and funding from IBM for enhancements to the Company's mainframe online products. The Company's research and development costs in 1998 will be affected by the level of funding received from partners such as Compaq and IBM for the development of new products.

MARKETING, GENERAL, ADMINISTRATIVE AND OTHER
--------------------------------------------

Marketing, general, administrative and other income and expense (MG&A) increased 12% in the first quarter of 1998 compared to the same period in 1997. The increase is primarily a result of increased investment in internal business and financial information systems; and increased marketing expenses associated with the Company's client/server storage initiative. MG&A for the first quarter of 1997 also included a gain realized on the sale of accounts receivable of approximately $5.3 million.

INTEREST INCOME AND EXPENSE
---------------------------

Interest income decreased 17% in the first quarter of 1998, compared to the same period in 1997, primarily because of a decrease in cash available for investment. Interest expense decreased 17% in the first quarter of 1998, compared to the same period in 1997, because of the redemption of all of the Company's outstanding 8% Convertible Subordinated Debentures in January 1997.

                                                                    Form 10-Q
                                                                      Page 16

INCOME TAXES
------------

The Company's effective tax rate increased from 27% for the first quarter of 1997 to 38% for the first quarter of 1998. This increase is primarily because the Company has recognized substantially all of its remaining net deductible temporary differences, tax credit carryforwards and net operating loss carryforwards in the United States.

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, management has determined that the Company will more likely than not realize $127.7 million of deferred income tax assets as of March 27, 1998. The Company's valuation allowance of approximately $22.0 million as of March 27, 1998, was established based upon the consideration of a variety of factors, including the Company's earnings history, the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, near-term expectations, and the highly competitive nature of the high-technology marketplace.

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

The following table summarizes the activity associated with the Company's restructuring reserves during the three months ended March 27, 1998 (in thousands of dollars):

                             Employee       Lease        Other
                            Severance   Abandonments  Exit Costs     Total
                            ------------------------------------------------

Balances, December 26, 1997  $14,994       $12,069        $229      $27,292

Cash payments                 (3,474)         (288)         (1)      (3,763)
                             -------      --------       -----      -------

Balances, March 27, 1998     $11,520       $11,781        $228      $23,529
                              ======        ======         ===       ======

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

                                                                    Form 10-Q
                                                                      Page 17

improved operating results in future periods. It is possible that changes in the Company's business or in its industry may necessitate restructuring charges in the future.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL

During the first quarter of 1998, the Company's cash balances increased $160.3 million. The increase in cash during the first quarter of 1998 primarily resulted from cash generated from operations of $134.0 million and a decrease in short-term investments of $56.6 million. These increases were partially offset by net purchases of property, plant and equipment of $19.3 million, and the repurchase of 225,000 shares of the Company's common stock at a cost of $13.8 million. The Company has a program to repurchase up to
1.5 million shares of common stock on an annual basis. In addition, the Company repurchased and retired 8.0 million shares of its common stock in October 1997 for an initial purchase price of $431.3 million through a privately negotiated transaction. In April 1998, a final market price adjustment was made resulting in an additional payment by the Company of $86.8 million. This price adjustment will be reflected as an adjustment to capital in excess of par value on the Consolidated Statement of Changes in Stockholders' Equity in the second quarter of 1998.

The current ratio increased to 2.3 as of March 27, 1998, from 2.1 as of December 26, 1997, primarily because of an increase in cash and cash equivalents, and a decrease in accrued liabilities. Accounts receivable decreased from $628.0 million as of December 26, 1997, to $504.6 million as of March 27, 1998, primarily as a result of reduced sales revenue in the first quarter of 1998, as compared to the fourth quarter of 1997, and the collection of a large receivable from IBM in January 1998.

AVAILABLE FINANCING LINES

The Company has a $350 million unsecured credit agreement (the Revolver) which expires in October 2001. The credit limit available under the Revolver will be reduced by $12.5 million on the last day of each calendar quarter beginning December 31, 1998. The interest rates under the Revolver depend on the type of advance selected. The basic advance rate is no less than the London Interbank Offered Rate (LIBOR) plus 0.625% (6.31% as of March 27,
1998). Under the Revolver, the Company is required to comply with certain financial and other covenants, including restrictions on the payment of cash dividends on its common stock. As of March 27, 1998, the Company had issued letters of credit for approximately $400,000 and had approximately $349.6 million of available credit under the Revolver.

The Company has a financing agreement with a bank which provides for the sale of promissory notes in the principal amount of up to $140 million at any one time. The agreement, which expires in July 1999, provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. The notes must be repaid only to the extent of future revenue of the Company and obligations under the agreement are not cancelable by the Company or the bank. Transaction gains and losses related to the notes are deferred and recognized as an adjustment to the revenue supporting the note repayment. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance and bear interest at rates no less than the LIBOR rate plus 0.35% (6.04% as of March 27, 1998). Under the terms of the agreement, the Company is required to comply with certain

                                                                    Form 10-Q
                                                                      Page 18

covenants which include the maintenance of a collateral account, including cash and qualifying investments, in an amount of no less than the outstanding promissory notes. As of March 27, 1998, the Company had no outstanding borrowings and had committed to borrowings between May 1998 and December 1998 in the cumulative principal amount of approximately $237.4 million.

The Company had a financing agreement with a bank which provided for the sale of certain U.S. and foreign based accounts receivable on a recourse basis which expired on January 31, 1998. This agreement provided for sales of receivables up to $40 million at any one time. The selling price of the receivables was partially determined based upon foreign currency exchange rates, and any gains or losses on the sales were recognized within MG&A in the Consolidated Statement of Operations at the time the receivables were sold. During the first quarter of 1998, the Company sold approximately $34.9 million of receivables under this agreement. Gains and losses associated with receivable sales did not have a material effect on the Company's reported financial results after taking into consideration other transactions associated with the Company's international operations.

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

INTERNATIONAL OPERATIONS
------------------------

During the first quarter of 1998 and 1997, approximately 36% and 35%, respectively, of the Company's revenue was generated from international operations. In addition, a portion of the Company's domestic operations includes sales to indirect distribution channels which have end-user customers located outside the U.S. The Company expects that it will generate a significant portion of its revenue from international operations in the future. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe; principally Germany, France and the United Kingdom; Japan; Canada and Australia. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates.
In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a hedging program which utilizes foreign currency options and forward exchange contracts. See "Market Risk Management/Foreign Currency Exchange Risk" below.

The Company's international business may be affected by changes in demand resulting from localized economic, political and market conditions. For example, in the past, the Company's business has been adversely affected by weak economic conditions in Europe. The Company does not currently anticipate that the economic crisis in Asia will have a material adverse effect on the Company's future financial results.

                                                                    Form 10-Q
                                                                      Page 19

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

MARKET RISK MANAGEMENT/FOREIGN CURRENCY EXCHANGE RISK
-----------------------------------------------------

The market risk inherent in the Company's financial instruments relate primarily to changes in foreign currency exchange rates. To mitigate the impact of foreign currency fluctuations, the Company seeks opportunities to reduce exposures through financing activities and utilizes foreign currency options and forward exchange contracts to further reduce any remaining exposures. All foreign currency options and forward exchange contracts are authorized and executed pursuant to the Company's policies. Foreign currency options and forward exchange contracts that are designated as, and qualify as, hedging transactions are subject to hedge accounting treatment. The Company does not hold or issue financial instruments, foreign currency options or forward exchange contracts for trading purposes.

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

ODETICS LITIGATION
------------------

In connection with a lawsuit filed by Odetics on June 29, 1995, in the U.S. District Court for the Eastern District of Virginia against the Company, a jury found that the Company's pass-through

                                                                    Form 10-Q
                                                                      Page 20

port in certain of the Company's tape library products willfully infringes the U.S. Patent No. 4,779,151 (the 151 Patent) and on March 27, 1998, awarded Odetics actual damages of $70.6 million. A post-trial hearing commenced on May 1, 1998. At the hearing, the Court heard the parties' several post-trial motions. On May 7, 1998, the Company received a written order from the Court dated May 1, 1998, denying the Company's requests to overturn the jury verdict and reduce the amount of actual damages awarded, or to grant a new trial. The Court granted Odetics' motion for prejudgment interest, after reducing the applied interest rate, and denied its request for attorney's fees and costs. The Court is expected to enter a final judgment on the jury verdict and rule on Odetics' request for enhanced damages and a permanent injunction order against the Company against future direct and indirect infringement of the 151 Patent in the second quarter of 1998. The Company intends to appeal the final judgment.

While the Company currently believes that the amount of the ultimate potential loss resulting from the suit will not have a material adverse effect on the Company's financial position or liquidity, the outcome of the suit is inherently difficult to predict. An unfavorable decision concerning the damages award could have a material adverse effect on the Company's reported results of operations in the particular quarter in which the associated accounting charge is recognized. An unfavorable decision concerning any injunctive relief could require the Company to make material changes to its production processes, result in its inability to ship products found to have violated the 151 Patent, and impact its ability to provide maintenance service on such products. While the Company believes that its overall tape library business and customers will not be materially adversely affected by the final outcome of the suit, if the injunctive relief sought by Odetics is granted, the Company may be required to timely develop and deliver to its customers a replacement for the pass-through port component. The Company is currently developing a replacement for the pass-through port component; however, delays in the availability of a replacement component could have a material adverse effect on the Company's results of operations until the replacement component is generally available. There can be no assurance that the Company will be successful in the timely development and delivery to its customers of a replacement component. See below in "Risk Factors That May Affect Future Result - Patents and Licenses", and Part II of this Form 10-Q, Item 1- Legal Proceedings, for further discussion of risks associated with patent litigation.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------

NEW PRODUCTS, MARKETS AND DISTRIBUTION CHANNELS

The Company's results of operations and competitive strength depend upon its ability to successfully develop, manufacture, market and deliver innovative new products and product enhancements. Short product life cycles are inherent to the high-technology market. The Company must devote significant resources to research and product development projects and effectively manage the risks inherent in new product transitions. Developing new technology and products is complex and involves uncertainties. Delays in product development, manufacturing, or in customer purchasing decisions can make product transitions difficult. In addition, product transitions make the process of production and inventory planning more difficult as the Company must accurately anticipate product mix and configuration demands, and
accurately forecast inventory levels.   The Company has experienced product
development delays in the past that adversely affected the Company's financial results and competitive

                                                                    Form 10-Q
                                                                      Page 21

position. There can be no assurances that the Company will be able to successfully manage the development and introduction of new products and product enhancements in the future.

The Company historically has generated a significant portion of its revenue and operating profits from mainframe products. The rate of growth in the mainframe market has slowed as a result of customers shifting their storage requirements from the mainframe to the client/server environment. The Company's future financial results are significantly dependent upon successfully introducing new products for the client/server environment. The Company currently is making significant investments in research and development activities focused on new products for the client/server markets. The Company must also establish new cost-effective, high-volume distribution channels for these products. There can be no assurances that the Company will be successful in these activities.

The Company also has implemented an applications development initiative, which is intended to develop new applications for its products. The new applications initiative was successful in developing new markets for the Company's mainframe Nearline products during the first quarter of 1998. However, there can be no assurances that the Company's client/server products and applications development activities will result in increased revenue and profitability during the remainder of 1998.

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

DEPENDENCE ON IBM

In the first quarter of 1998, approximately 19% of the Company's total revenue was derived from OEM sales of mainframe online products to IBM. The Company currently anticipates that it will derive a significant portion of its sales revenue during the remainder of 1998 from product sales to IBM. Under the worldwide, non-exclusive OEM agreement entered into during December 1997, IBM is not subject to any long-term volume purchase commitments; however, IBM does receive volume-purchase discounts. IBM may terminate the agreement under certain conditions. The Company's success under the OEM agreement is significantly dependent upon achieving certain product development, delivery and performance milestones. The Company's success is also dependent upon IBM continuing to successfully market the mainframe online products, and developing and delivering to the Company disk drives for inclusion in the products. Because of the volume-purchase discounts included in the OEM agreement, the Company must continue to reduce costs and expenses associated with manufacturing the products in order to achieve the expected benefits. The OEM relationship may also cause the Company to incur additional costs associated with unanticipated increases or decreases in manufacturing and inventory volumes. There can be no assurances that the Company will achieve the milestones contained in the OEM agreement or that IBM will successfully market these products in the future.

In December 1997, the Company and IBM agreed to a settlement with the United States Department of Justice (DOJ) concerning the Company's OEM relationship with IBM. The terms

                                                                    Form 10-Q
                                                                      Page 22

of the settlement are contained in a consent decree which was approved by the U.S. District Court for the District of Columbia on March 20, 1998. Under the terms of the consent decree, which expires in December 2002, the Company must develop new distribution channels for its online products during 1998 or the Company will be subject to limitations on its sales to IBM in the future. The Company's current OEM agreement with IBM expires in December 2000 and IBM has indicated that it is currently developing a competitive online product. Failure to develop new distribution channels for the Company's mainframe online products could adversely affect the Company's ability to sell its mainframe online products in future periods.

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

In order to protect and enforce its proprietary rights, from time to time the Company has commenced legal actions against other companies. Similarly, other companies have brought legal actions against the Company claiming infringement of patent or other proprietary rights. Licenses or royalty arrangements are generally offered in these situations. However, any litigation by or against the Company, with or without merit, may result in significant expense and divert the efforts of the Company's technical and management personnel. In the event of a successful claim of infringement against the Company, the Company could be required to pay substantial damages; cease the manufacture, use and sale of infringing products; expend

                                                                    Form 10-Q
                                                                      Page 23

significant resources to develop non-infringing technology; or discontinue the use of certain processes if the Company is unable to enter into royalty arrangements. As a result of an increasingly complex and diverse competitive environment, the Company anticipates that the volume of proprietary rights claims will grow. There can be no assurances that litigation will not be commenced against the Company in the future involving patents, copyrights, trademarks or trade secrets, or that the Company will be able to obtain any licensing, royalty or other rights on acceptable terms. The Company currently is involved in legal proceedings involving its proprietary rights and alleging patent infringement. See Note 5 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS and "Odetics Litigation" above for additional information with respect to these legal proceedings.

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

The Company's operating results have fluctuated significantly in the past and may continue to fluctuate in the future. Fluctuations are caused by factors such as customers' historical tendencies to make purchase decisions near the end of the calendar year, the timing of the announcement and availability of new products by the Company and its competitors, fluctuating foreign currency exchange rates, changes in the mix and configuration of products sold, rapid price erosion, the purchasing patterns of the Company's OEM partners and global economic conditions.

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

                                                                    Form 10-Q
                                                                      Page 24

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

The Company is currently in the process of replacing many of its internal business and financial information systems. These systems are being replaced by new systems which are believed to be Year 2000 Compliant. The Company is also identifying and implementing changes to other information systems which are not being replaced in order to make them Year 2000 Compliant. The Company anticipates that the installation of its new information systems and changes to its remaining information systems in order to make them Year 2000 Compliant will be substantially completed by the first half of 1999. The Company currently does not expect that the year 2000 will cause operational problems or result in the Company incurring material costs incremental to the cost of the information systems projects currently underway. Delays in implementing these internal information systems or a failure to fully identify all year 2000 dependencies in the Company's internal information systems could have material adverse consequences, including delays in the delivery or sale of the Company's products, or cause the Company to incur increased costs.

                                                                    Form 10-Q
                                                                      Page 25

               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS
--------------------------

See Part I, Item 3 - Legal Proceedings, of the Company's Form 10-K for the fiscal year ended December 26, 1997, filed with the Commission on March 6, 1998.

On June 29, 1995, Odetics, Inc. (Odetics) filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorney's fees and costs. In February 1996, a jury found that the Company's products did not infringe the 151 Patent. Odetics appealed and in June 1997, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's ruling and remanded the case back to the District Court for further proceedings. On March 27, 1998, a second trial was held and a jury found that a pass-through port in certain of the Company's tape library products willfully infringes the 151 Patent and awarded actual damages to Odetics of $70.6 million. A post-trial hearing commenced on May 1, 1998. At the hearing, the Court heard the parties' several post-trial motions. On May 7, 1998, the Company received a written order from the Court dated May 1, 1998, denying the Company's requests to overturn the jury verdict and reduce the amount of actual damages awarded, or to grant a new trial. The Court granted Odetics' motion for prejudgment interest, after reducing the applied interest rate, and denied its request for attorney's fees and costs. The Court is expected to enter a final judgment on the jury verdict and rule on Odetics' request for enhanced damages and a permanent injunction order against the Company against future direct and indirect infringement of the 151 Patent in the second quarter of 1998. The Company intends to appeal the final judgment.

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

On July 30, 1996, the Company received Civil Investigative Demands (CIDs) from the U.S. Department of Justice (DOJ) Antitrust Division concerning the OEM agreement with IBM for mainframe online storage subsystems. The Company received additional CIDs in 1996 and 1997. The CIDs requested production of documents and testimony in connection with a review of the agreement for compliance with the Sherman Act. On December 18, 1997, the DOJ filed a complaint and a proposed settlement set forth in the consent decree with the U.S. District Court for the District of Columbia. On March 20, 1998, the Court approved the proposed settlement.

On October 3, 1995, certain former employees of the Company filed suit in the U.S. District Court for the District of Colorado against the Company. The amended suit alleges violations of the Age Discrimination in Employment Act
(ADEA) and the Employee Retirement Income Security Act (ERISA) between the period of April 13, 1993, and December 31, 1996. On November 26, 1997, the Court granted the plaintiffs' request to proceed as a collective action

                                                                    Form 10-Q
                                                                      Page 26

on the ADEA claims and denied the plaintiffs' request to proceed as a class on the ERISA claims. The period for joining the ADEA class action suit terminated in March 1998. Approximately 400 persons elected to join the ADEA class. The plaintiffs seek, among other things, compensatory damages in an unspecified amount, including the value of back pay and benefits; reinstatement as employees or alternatively the value of future earnings and benefits; and exemplary or liquidated damages. The Company has filed an answer denying both the ADEA and ERISA claims. In March 1998, the plaintiffs filed a second request to proceed as a collective action on the ERISA claims. The Court has not ruled on this request. A trial date has been set for October 1999.

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

Information concerning these legal proceedings is also contained in Note 5 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included in Part I of this Form 10-Q.

                                                                    Form 10-Q
                                                                      Page 27

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

      (a) Exhibits

      10.1 Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated as of January 15, 1998, between the Company and Bank of America National Trust and Savings Association.

      10.2* Storage Technology Corporation Amended and Restated 1987 Employee Stock Purchase Plan.

      10.3* Storage Technology Corporation Amended and Restated Stock Option Plan For Non-Employee Directors.

      11.0     Computation of Earnings Per Common Share.

      27.0     Financial Data Schedule.


      (b) Reports on Form 8-K

          On January 9, 1998, the Company filed a Current Report on Form 8-K dated December 18, 1997, regarding a proposed settlement and consent decree concerning the resolution of the investigation of the United States Department of Justice of a 1996 Original Equipment Manufacturer (OEM) agreement between the Company and International Business Machines Corporation (IBM). The Company also disclosed that it had entered into a new OEM agreement with IBM for mainframe disk storage products which replaces the parties' 1996 OEM agreement and expires in December 2000.

          On April 7, 1998, the Company filed a Current Report on Form 8-K dated March 27, 1998, disclosing that on March 27, 1998, a jury found that the pass-through port in certain of the Company's tape library products willfully infringes U.S. Patent No. 4,779,151 held by Odetics Inc. and awarded actual damages to Odetics Inc. of $70,400,000. The case was initially filed by Odetics on June 29, 1995, in the U.S. District Court for the Eastern District of Virginia. The jury verdict rendered against the Company was the outcome of the second trial on the matter.











     * Contract or compensation plan or arrangement in which directors and/or officers participate.

                                                                    Form 10-Q
                                                                      Page 28

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 STORAGE TECHNOLOGY CORPORATION
                                          (Registrant)




       May 8, 1998                     /s/ DAVID E. LACEY
-----------------------        ---------------------------------------
         (Date)                            David E. Lacey
                                      Executive Vice President
                                     and Chief Financial Officer
                                    (Principal Financial Officer)






       May 8, 1998                    /s/ THOMAS G. ARNOLD
-----------------------        ---------------------------------------
         (Date)                           Thomas G. Arnold
                               Vice President and Corporate Controller
                                   (Principal Accounting Officer)