Form 10-Q/A
period 1998-03-27
STORAGE TECHNOLOGY CORP
filed 1998-05-29
CIK 94673

FORM 10-Q/A
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

PAGE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 STORAGE TECHNOLOGY CORPORATION
                                          (Registrant)




       May 29, 1998                     /s/ DAVID E. LACEY
-----------------------        ---------------------------------------
         (Date)                            David E. Lacey
                                      Executive Vice President
                                     and Chief Financial Officer
                                    (Principal Financial Officer)






       May 29, 1998                    /s/ THOMAS G. ARNOLD
-----------------------        ---------------------------------------
         (Date)                           Thomas G. Arnold
                               Vice President and Corporate Controller
                                   (Principal Accounting Officer)

PAGE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

      (a) Exhibits

      27.0     Financial Data Schedule for the quarterly period ended
               March 27, 1998.
      27.0     Financial Data Schedule for nine months ended
               September 26, 1997.
      27.0     Financial Data Schedule for six months ended
               June 27, 1997.
      27.0     Financial Data Schedule for the quarterly period ended
               March 28, 1997.
      27.0     Financial Data Schedule for the year ended
               December 27, 1996.
      27.0     Financial Data Schedule for nine months ended
               September 27, 1996
      27.0     Financial Data Schedule for six months ended
               June 28, 1996.
      27.0     Financial Data Schedule for the quarterly period ended
               March 29, 1996.
      27.0     Financial Data Schedule for the year ended
               December 29, 1995.