Form 10-Q
period 1998-06-26
STORAGE TECHNOLOGY CORP
filed 1998-08-07
CIK 94673

FORM 10-Q
===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1998
                                       OR
        [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to
                                             ---------  ---------

                         -----------------------------
                         COMMISSION FILE NUMBER 1-7534
                         -----------------------------

                         STORAGE TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                              84-0593263
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification
                                                    Number)

    2270 South 88th Street,
      Louisville, Colorado                        80028-4309
(Address of principal executive                   (Zip Code)
            offices)



Registrant's Telephone Number, including area code:  (303)  673-5151




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ YES / / NO
                                    --       --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

Common stock ($.10 Par Value) - 101,181,471 shares outstanding at July 31, 1998.

                                                                       Form 10-Q
                                                                          Page 2



                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                 JUNE 26, 1998

                                                                          PAGE
                                                                          ----

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

              Consolidated Balance Sheet                                    3

              Consolidated Statement of Operations                          4

              Consolidated Statement of Cash Flows                          5

              Consolidated Statement of Changes in
                 Stockholders' Equity                                       6

              Notes to Consolidated Financial Statements                    7

      Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       12

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                           25

      Item 4 - Submission of Matters to a Vote of Security Holders         26

      Item 6 - Exhibits and Reports on Form 8-K                            27

                                                                       Form 10-Q
                                                                          Page 3


                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (In Thousands of Dollars)


                                                         06/26/98
                                                       (Unaudited)    12/26/97
                                                       -----------------------
ASSETS
Current assets:
 Cash, including cash equivalents                       $  247,550  $  256,319
 Short-term investments                                     21,004      77,275
 Accounts receivable                                       570,623     627,981
 Inventories (Note 2)                                      249,093     205,461
 Deferred income tax assets                                101,655     102,575
                                                         ---------   ---------
     Total current assets                                1,189,925   1,269,611
Property, plant and equipment, at cost                     301,094     305,122
Spare parts for maintenance, at cost                        29,328      27,523
Deferred income tax assets                                  24,007      37,468
Other assets                                                96,869     100,293
                                                         ---------   ---------
                                                        $1,641,223  $1,740,017
                                                         =========   =========


LIABILITIES
Current liabilities:
 Current portion of other long-term debt                $    2,327  $    3,282
 Accounts payable                                          104,231     103,483
 Accrued liabilities                                       348,265     406,384
 Income taxes payable                                       55,456      95,256
                                                         ---------   ---------
     Total current liabilities                             510,279     608,405
Other long-term debt                                        17,302      19,109
                                                         ---------   ---------
     Total liabilities                                     527,581     627,514
                                                         ---------   ---------

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 150,000,000 shares
 authorized; 107,533,458 shares issued at
 June 26, 1998, and 108,008,082 shares issued at
 December 26, 1997 (Note 7)                                 10,753      10,800
Capital in excess of par value                           1,051,523   1,161,997
Retained earnings (accumulated deficit)                     56,006     (39,017)
Treasury stock of 117,240 shares at June 26, 1998,
 and 918,896 shares at December 26, 1997                    (2,408)    (18,874)
Unearned compensation                                       (2,232)     (2,403)
                                                         ---------   ---------
     Total stockholders' equity                          1,113,642   1,112,503
                                                         ---------   ---------
                                                        $1,641,223  $1,740,017
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

                                                                       Form 10-Q
                                                                          Page 4


                  STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Unaudited)
                      (In Thousands, Except Per Share Amounts)


                                        Quarter Ended        Six Months Ended
                                   --------------------------------------------
                                    06/26/98   06/27/97     06/26/98   06/27/97
                                   --------------------------------------------

Sales revenue                       $384,579   $369,859   $  721,993   $667,529
Maintenance revenue                  157,727    147,165      305,204    288,090
                                     -------    -------    ---------    -------
    Total revenue                    542,306    517,024    1,027,197    955,619
                                     -------    -------    ---------    -------

Cost of sales                        194,003    199,793      363,102    365,198
Cost of maintenance                   90,743     83,491      175,033    159,758
                                     -------    -------    ---------    -------
    Total cost of revenue            284,746    283,284      538,135    524,956
                                     -------    -------    ---------    -------

    Gross profit                     257,560    233,740      489,062    430,663

Research and product
   development costs                  54,947     51,259      110,920     96,958
Marketing, general, administrative
   and other income and expense,
   net                               118,041    115,116      232,863    217,654
                                     -------    -------    ---------    -------

    Operating profit                  84,572     67,365      145,279    116,051

Interest income                        4,578      7,924       10,370     14,886
Interest expense                      (1,320)    (1,305)      (2,449)    (2,664)
                                     -------    -------    ---------    -------

    Income before income taxes        87,830     73,984      153,200    128,273

Provision for income taxes           (33,400)   (20,000)     (58,200)   (34,700)
                                     -------    -------    ---------    -------

    Net income                      $ 54,430   $ 53,984   $   95,000   $ 93,573
                                     =======    =======    =========    =======


EARNINGS PER COMMON SHARE (NOTE 7)

Basic earnings per share            $   0.51   $   0.44   $     0.89   $   0.76
                                     =======    =======    =========    =======
Weighted-average shares              106,945    123,035      106,777    122,740
                                     =======    =======    =========    =======


Diluted earnings per share          $   0.50   $   0.43   $     0.87   $   0.75
                                     =======    =======    =========    =======
Weighted-average and dilutive
   potential shares                  109,939    124,507      109,650    125,057
                                     =======    =======    =========    =======



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

                                                                       Form 10-Q
                                                                          Page 5


               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                          (In Thousands of Dollars)


                                                        Six Months Ended
                                                    -----------------------
                                                       06/26/98    06/27/97
                                                    -----------------------

OPERATING ACTIVITIES
Cash received from customers                         $1,065,374  $1,010,947
Cash paid to suppliers and employees                   (907,386)   (766,739)
Interest received                                        10,370      14,151
Interest paid                                            (1,878)     (2,458)
Income taxes paid                                       (81,379)    (36,285)
                                                      ---------   ---------
   Net cash from operating activities                    85,101     219,616
                                                      ---------   ---------

INVESTING ACTIVITIES
Short-term investments, net                              56,271     (98,742)
Purchase of property, plant and equipment, net          (44,140)    (21,023)
Other assets                                             (3,541)      8,052
                                                      ---------   ---------
   Net cash provided by (used in) investing
      activities                                          8,590    (111,713)
                                                      ---------   ---------

FINANCING ACTIVITIES
Repurchases of common stock (Note 7)                   (118,561)    (26,108)
Repayments of other debt                                 (2,841)     (2,988)
Proceeds from employee stock plans                       21,713      15,015
                                                      ---------   ---------
   Net cash used in financing activities                (99,689)    (14,081)
                                                      ---------   ---------
   Effect of exchange rate changes on cash               (2,771)     (8,865)
                                                      ---------   ---------
Increase (decrease) in cash and cash
   equivalents                                           (8,769)     84,957
   Cash and cash equivalents - beginning of
      the period                                        256,319     388,401
                                                      ---------   ---------
Cash and cash equivalents - end of the period        $  247,550  $  473,358
                                                      =========   =========


RECONCILIATION OF NET INCOME TO NET CASH
   FROM OPERATING ACTIVITIES
Net income                                           $   95,000  $   93,573
Depreciation and amortization expense                    62,016      56,542
Translation loss                                          5,178      13,888
Other adjustments to income                              (3,922)      5,314
Decrease in accounts receivable                          38,799      43,232
(Increase) decrease in inventories                      (43,517)     26,650
Increase in spare parts for maintenance, net            (10,593)     (2,168)
Decrease in net deferred income tax asset                14,091       8,589
Decrease in accounts payable and accrued
   liabilities                                          (32,181)    (15,830)
Decrease in income taxes payable                        (39,770)    (10,174)
                                                      ---------   ---------
   Net cash from operating activities                $   85,101  $  219,616
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

                                                            Form 10-Q
                                                               Page 6



                                    STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      (Unaudited)
                                              (In Thousands of Dollars)


                                                                    Retained
                                                    Capital in      Earnings
                                         Common     Excess of    (Accumulated     Treasury      Unearned
                                          Stock     Par Value       Deficit)       Stock      Compensation          Total
                                       ------------------------------------------------------------------------------------
Balances, December 26, 1997, as
   previously reported                   $ 5,400    $1,161,997       $(33,617)   $(18,874)      $(2,403)         $1,112,503
2-for-1 stock split in the form of a
   stock dividend (Note 7)                 5,400                       (5,400)
                                          ------     ---------        -------     -------        ------           ---------
Balances, December 26, 1997,
   as restated                            10,800     1,161,997        (39,017)    (18,874)       (2,403)          1,112,503
Shares issued under stock purchase
   plan, and for exercises of options
   (1,240,462 shares, including
   808,254 shares issued from
   treasury)                                  43         7,849                     16,601                            24,493
Repurchases of common stock
   (900,000 shares) (Note 7)                 (90)      (31,486)                                                     (31,576)
Final price adjustment for common stock
   repurchased in October 1997 (Note 7)                (87,030)                                                     (87,030)
Net income                                                             95,000                                        95,000
Other                                                      193             23        (135)          171                 252
                                          ------     ---------        -------     -------        ------           ---------
Balances, June 26, 1998                  $10,753    $1,051,523       $ 56,006    $ (2,408)      $(2,232)         $1,113,642
                                          ======     =========        =======     =======        ======           =========



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

NOTE 2 - INVENTORIES
--------------------

Inventories consist of the following (in thousands of dollars):

                                             06/26/98           12/26/97
                                           -----------------------------

      Raw materials                          $ 47,731           $ 32,607
      Work-in-process                          77,522             57,235
      Finished goods                          123,840            115,619
                                              -------            -------
                                             $249,093           $205,461
                                              =======            =======

NOTE 3 - DEBT AND FINANCING ARRANGEMENTS
----------------------------------------

The Company has a $350,000,000 unsecured credit agreement (the Revolver) which expires in October 2001. The credit limit available under the Revolver will be reduced by $12,500,000 on the last day of each calendar quarter beginning December 31, 1998. The interest rates under the Revolver depend on the type of advance selected. The basic advance rate is not less than the London Interbank Offered Rate (LIBOR) plus 0.625% (6.3125% as of June 26,
1998). The Revolver contains certain financial and other covenants, including restrictions on the Company's payment of cash dividends on its common stock. As of June 26, 1998, the Company had issued letters of credit for approximately $100,000 under the Revolver and had approximately $349,900,000 of available credit.

The Company has a financing agreement with a bank which provides for the sale of promissory notes in the principal amount of up to $140,000,000 at any one time. The agreement, which expires in January 2000, provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. The notes must be repaid only to the extent of future revenue of the Company and obligations under the agreement are not cancelable by the Company or the bank. Transaction gains and losses related to the notes are deferred and recognized as an adjustment to the revenue supporting the note repayment. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of

                                                                    Form 10-Q
                                                                       Page 8

issuance and bear interest at rates no less than the LIBOR rate plus 0.35% (6.0375% as of June 26, 1998). Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount of no less than the outstanding promissory notes. As of June 26, 1998, the Company had no outstanding borrowings and had committed to borrowings between July 1998 and December 1998 in the cumulative principal amount of approximately $195,596,000.

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

The following table summarizes the activity associated with the Company's restructuring reserves during the six months ended June 26, 1998 (in thousands of dollars):

                             Employee       Lease        Other
                            Severance   Abandonments  Exit Costs     Total
                            -------------------------------------------------

Balances, December 26, 1997  $14,994       $12,069       $ 229      $27,292

Cash payments                 (7,434)         (782)       (128)      (8,344)
                              ------       -------        ----       ------

Balances, June 26, 1998      $ 7,560       $11,287       $ 101      $18,948
                              ======        ======        ====       ======

Substantially all of the remaining restructuring reserves represent costs to be incurred under contractual agreements which will not provide the Company with any future economic benefit. While the majority of these remaining accruals are expected to result in future cash outflows, these outflows are not expected to have a material effect on the Company's liquidity.

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

                                                                    Form 10-Q
                                                                       Page 9

On June 29, 1995, Odetics, Inc. (Odetics) filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorney's fees and costs. In February 1996, a jury found that the Company's products did not infringe the 151 Patent. Odetics appealed and in June 1997, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's ruling and remanded the case back to the District Court for further proceedings. On March 27, 1998, a second trial was held and a jury found that a pass-through port in certain of the Company's tape library products willfully infringed the 151 Patent and awarded actual damages to Odetics of $70,600,000. On July 31, 1998, the Court granted the Company's motion for judgment as a matter of law, overturning the jury's verdict, and entered judgment in favor of the Company.

On December 8, 1995, Odetics filed a second patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company. The complaint alleges that the "cartridge access port" in certain of the Company's tape library products also infringes the 151 Patent. The complaint seeks injunctive relief, treble damages in an unspecified amount, and an award of attorney's fees and costs. This case has been stayed.

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

                                                                    Form 10-Q
                                                                      Page 10

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131, which is effective for fiscal years beginning after December 15, 1997, establishes new disclosure requirements for operating segments, including products, services, geographic areas, and major customers. The Company will adopt SFAS No. 131 for the 1998 fiscal year, but does not expect the new accounting standard to have a material impact on the Company's reported financial results.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal periods beginning after June 15, 1999, with earlier adoption encouraged.
SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires all derivatives to be recognized as either assets or liabilities in the consolidated balance sheet, measured at fair value. The corresponding change in fair value of the derivative will be recorded in the earnings of the Company net of related change in fair value of the hedged item or as a component of comprehensive income depending upon the intended use and designation. The Company is currently evaluating the impact of SFAS No. 133 on its financial statements and its plans for adoption.

NOTE 7 - COMMON STOCK
---------------------

In May 1998, the Company's board of directors authorized a two-for-one stock split to be effected in the form of a 100% stock dividend payable at the close of business June 26, 1998, to shareholders of record on June 5, 1998. All earnings per common share amounts, references to common stock, and stockholders equity amounts have been restated as if the stock dividend had occurred as of the earliest period presented.

During the first six months of 1998, the Company repurchased 900,000 shares of common stock at a cost of $31,531,000 under its existing stock repurchase program.

In April 1998, the Company paid $87,030,000 as a final price adjustment for the repurchase and retirement of 16,000,000 shares of its common stock in a privately negotiated transaction executed in October 1997. The additional payments were reflected as an adjustment to capital in excess of par value in the Consolidated Statement of Changes in Stockholders' Equity.

                                                                    Form 10-Q
                                                                      Page 11

NOTE 8 - SUBSEQUENT EVENTS
--------------------------

In July 1998, the Company repurchased and retired 5,500,000 shares of its common stock in a privately negotiated transaction for an initial price of $263,313,000. This transaction was partially funded by an advance of $150,000,000 under the Company's $350,000,000 unsecured credit agreement. The final purchase price of the common stock is subject to adjustment based on the trading price of the common stock during a defined period. Any price adjustment will be reflected as an adjustment to capital in excess of par value on the Consolidated Statement of Changes in Stockholders' Equity.

                                                                    Form 10-Q
                                                                      Page 12
                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                JUNE 26, 1998


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

GENERAL
-------

The Company reported net income for the second quarter ended June 26, 1998 of $54.4 million on revenue of $542.3 million, compared to net income for the second quarter in 1997 of $54.0 million on revenue of $517.0 million. Net income of $95.0 million was reported for the six months of 1998 on revenue of $1.03 billion, compared to net income of $93.6 million for the six months of 1997 on revenue of $955.6 million.

Revenue increased 5% and 7% during the second quarter and six months of 1998 compared to the same periods in 1997. The increase in revenue is primarily a result of increased sales of tape products for the client-server market and online mainframe products, as well as increased revenue from consulting services. The increase was partially offset by declines in sales revenue of mainframe Nearline(R) products and the effects of unfavorable foreign currency exchange rate movements. Overall gross profit margin increased to 47% and 48% during the second quarter and six months of 1998, respectively, compared to 45% for the same periods in 1997. This increase was principally due to cost reductions associated with increased manufacturing volumes of mainframe online products, increased sales of higher-margin software products, and other cost reductions achieved in the Company's manufacturing processes.

The Company's future revenue and operating results are significantly dependent upon the continued demand for mainframe Nearline and online products in their traditional markets; effectively managing the transition to new technologies; expanding the market for information storage systems in the client-server environment and network products designed for the storage area network and network-attached storage environments; developing new applications for its products; expanding its distribution channels; and successfully expanding the consulting services business. For discussion of these and other risk factors, see "Risk Factors That May Affect Future Results" below.

                                                                    Form 10-Q
                                                                      Page 13

The Company's cash and short-term investment balances decreased $65.0 million during the six months of 1998 primarily due to cash payments of $118.6 million associated with the Company's common stock repurchase programs and net investments in property, plant and equipment of $44.1 million. These repurchases and investments were partially funded through cash generated from operating activities of $85.1 million and a reduction of short-term investments of $56.3 million.

The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information and revenue by product line, which includes both product sales and maintenance revenue.

                                  Quarter Ended          Six Months Ended
                              --------------------------------------------
                                 06/26/98  06/27/97     06/26/98  06/27/97
                                 -----------------------------------------
Revenue:
  Nearline products                 61.0%     65.7%        63.3%     65.1%
  Online products                   26.9      22.9         25.4      23.2
  Network and other products        12.1      11.4         11.3      11.7
                                   -----     -----        -----     -----
     Total revenue                 100.0     100.0        100.0     100.0
Cost of revenue                     52.5      54.8         52.4      54.9
                                   -----     -----        -----     -----
     Gross profit                   47.5      45.2         47.6      45.1
Research and product development
  costs                             10.1       9.9         10.8      10.2
Marketing, general, administrative
  and other income and expense, net 21.8      22.3         22.7      22.8
                                   -----     -----        -----     -----
     Operating profit               15.6      13.0         14.1      12.1
Interest income, net                 0.6       1.3          0.8       1.3
                                   -----     -----        -----     -----
     Income before income taxes     16.2      14.3         14.9      13.4
Provision for income taxes          (6.2)     (3.9)        (5.7)     (3.6)
                                   -----     -----        -----     -----
     Net income                     10.0%     10.4%         9.2%      9.8%
                                   =====     =====        =====     =====

REVENUE
-------

NEARLINE PRODUCTS

Revenue from Nearline products decreased 3% in the second quarter of 1998, but increased 4% for the six months of 1998, as compared to the same periods in 1997. The revenue decrease in the second quarter of 1998, as compared to 1997, was primarily due to decreased sales of earlier generation Nearline products and a decline in sales of the TimberLine(R) 9490, a 36-track cartridge subsystem. This decrease was partially offset by increased sales of TimberWolf(TM), a family of OPENstorage(TM) tape libraries designed for client-server attachment. The revenue increase in the six months of 1998, as compared to 1997, was influenced by these same factors, as the increase in sales of TimberWolf, as well as an increase in sales of the PowderHorn(R) 9310, a large-scale automated cartridge system library, more than offset the decreases. The decrease in TimberLine sales revenue was primarily due to delays in customer purchase decisions and pricing pressures associated with the evaluation of new tape solutions currently under development by the Company. The increase in TimberWolf sales revenue was primarily as a result of market acceptance in the client-server market. The Company's initiative to develop new applications for its Nearline products continues to be a significant contributor to

                                                                    Form 10-Q
                                                                      Page 14

Nearline revenue in 1998, driving demand for PowderHorn and the RedWood(R) SD-3, a high-capacity cartridge subsystem.

The rate of revenue growth in the Company's mainframe tape products has slowed as customers shift their storage requirements from the mainframe to the client-server environment. Future revenue growth for Nearline products is dependent upon the continued success of TimberWolf in the client-server market and the timely development and transition to new mainframe tape solutions. The Company is currently developing Virtual Storage Manager (VSM), a mainframe data storage management solution designed to improve performance, cartridge utilization, and overall storage management; and the 9840, a high-performance tape drive. The Company expects that these products will be key components of its growth initiative. The Company anticipates Nearline sales will continue to be impacted during the transition period to the VSM and 9840 products. There can be no assurance that TimberWolf will continue to gain market acceptance, that the new applications development activities will generate significant revenue, or that the Company will timely develop new mainframe tape solutions.

ONLINE PRODUCTS

Revenue from online products increased 23% and 18% in the second quarter and six months of 1998, respectively, compared to the same periods in 1997, due to increased sales of mainframe online products under the Company's OEM agreement with IBM. Sales of the Company's online products targeted for the client-server market also increased in the second quarter and six months of 1998.

Approximately 22% and 20% of the Company's total revenue during the second quarter and six months of 1998, respectively, was derived from the Company's worldwide non-exclusive OEM agreement with IBM under which the Company develops and manufactures mainframe online storage products. In December 1997, the Company entered into a new OEM agreement with IBM which expires in December 2000. IBM may elect to terminate this agreement for convenience or for cause, or upon certain instances of change in control or the occurrence of certain other conditions. The Company may elect to terminate the agreement for cause. IBM is not subject to any long-term volume purchase commitments. The Company anticipates that it will experience pricing pressure under this agreement for the remainder of 1998 due to volume-purchase discounts and price reductions associated with new technologies. There can be no assurance that the Company will continue to realize benefits associated with the agreement. See "Risk Factors That May Affect Future Results - Dependence on IBM," for further discussion of the risks associated with the OEM agreement.

Success in the client-server disk market is significant to the Company's plans to grow revenue in the future. While sales of client-server disk products have increased in 1998, the Company must gain further acceptance for its disk products in an intensely competitive market and successfully develop cost-effective, high-volume distribution channels for these products in order to accelerate the rate of revenue growth in this market. There can be no assurance that the Company will be successful in its client-server disk initiative.

                                                                    Form 10-Q
                                                                      Page 15

NETWORK AND OTHER PRODUCTS

Revenue from network and other products increased 12% and 4% in the second quarter and six months of 1998, respectively, compared to the same periods in 1997, primarily due to an increase in consulting services revenue. Revenue from network products was unchanged in the second quarter and decreased slightly in the six months of 1998, as compared to the same periods in 1997.

Future revenue growth from network products is dependent upon the timely development and successful introduction of integrated storage area network and network-attached storage solutions currently in development. The successful development of the consulting services business is also an important element of the Company's future revenue growth. There can be no assurance that the Company will be successful in developing, distributing and managing the introduction of new network products or that it will be successful in developing the consulting services business.

GROSS PROFIT
------------

Overall gross profit margins increased to 47% and 48% in the second quarter and six months of 1998, respectively, compared to 45% for the same periods in 1997.

Gross profit on product sales increased to 50% in the second quarter and six months of 1998, compared to 46% and 45% for the second quarter and six months of 1997, respectively. This increase is primarily a result of cost reductions associated with increased manufacturing volumes of mainframe online products, increased sales of higher-margin software products and other cost reductions achieved in the Company's manufacturing processes. The increase in gross profit as a percent of sales was partially offset by increased sales of lower-margin client-server tape products and increased sales through lower-margin indirect sales channels.

Gross profit on maintenance revenue decreased to 42% and 43% in the second quarter and six months of 1998, respectively, compared to 43% and 45% for the same periods in 1997. The decline is principally attributable to lower margins associated with the Company's consulting services business.

The markets for most of the Company's products are subject to intense price competition. The Company anticipates that price competition for its tape products will continue to be a major factor as it expands its presence in the client-server storage market and as customers evaluate new tape solutions currently under development. The Company anticipates that the product sales margins for its mainframe online products will decline during the remainder of 1998 due to price reductions of online products as a result of volume-purchase discounts associated with sales under the OEM agreement with IBM and price reductions associated with new technologies. The Company's ability to sustain or improve product sales margins is significantly dependent upon continued success in reducing manufacturing costs in all of its product lines. Product sales margins also may be affected by inventory reserves and writedowns resulting from rapid technological changes and delays in gaining market acceptance for new products. Maintenance margins may be adversely affected in the future as a result of increased competition and lower margins associated with the Company's consulting services business.

                                                                    Form 10-Q
                                                                      Page 16

RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------

Research and product development expenditures increased 7% and 14% in the second quarter and six months of 1998, respectively, compared to the same periods in 1997. The increased investment in new product development activities during the second quarter and six months of 1998 was partially offset by funding received from Compaq for certain research and development activities for client-server data storage solutions and networking products, and from IBM for enhancements to the Company's mainframe online products. The Company's research and development expenditures are expected to increase through the remainder of 1998 and will be affected by the level of funding received from partners such as Compaq and IBM for the development of new products.

MARKETING, GENERAL, ADMINISTRATIVE AND OTHER
--------------------------------------------

Marketing, general, administrative and other income and expense (MG&A) increased 3% and 7% in the second quarter and six months of 1998, respectively, compared to the same periods in 1997. The increase is primarily a result of increased investment in internal business and financial information systems and increased marketing expenses associated with the Company's client-server storage and new applications initiatives. These increases were partially offset by reductions in accruals for employee bonus and profit-sharing payments in 1998, as compared to 1997, as the Company did not attain certain goals in the first six months of 1998. MG&A for the second quarter and six months of 1997 also included gains realized on the sale of accounts receivable of approximately $7.2 million and $12.1 million, respectively.

INTEREST INCOME AND EXPENSE
---------------------------

Interest income decreased 42% and 30% in the second quarter and six months of 1998, respectively, compared to the same periods in 1997, primarily because of a decrease in cash available for investment. Interest expense increased 1% in the second quarter of 1998, and decreased 8% for the six months of 1998, as compared to the same periods in 1997. The decrease in the six months of 1998 is due to the redemption of all of the Company's outstanding 8% Convertible Subordinated Debentures in January 1997.

INCOME TAXES
------------

The Company's effective tax rate increased from 27% for the second quarter of 1997 to 38% for the second quarter of 1998 as the Company has recognized substantially all of its remaining net deductible temporary differences, tax credit carryforwards and net operating loss carryforwards in the United States. The Company's remaining valuation allowance of approximately $22.2 million as of June 26, 1998, relates principally to net deductible temporary differences and net operating loss carryforwards associated with the Company's foreign subsidiaries.

                                                                    Form 10-Q
                                                                      Page 17


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

The following table summarizes the activity associated with the Company's restructuring reserves during the six months ended June 26, 1998 (in thousands of dollars):

                             Employee       Lease       Other
                            Severance   Abandonments  Exit Costs     Total
                            -------------------------------------------------

Balances, December 26, 1997  $14,994       $12,069       $ 229      $27,292

Cash payments                 (7,434)         (782)       (128)      (8,344)
                              ------        ------        ----       ------

Balances, June 26, 1998      $ 7,560       $11,287       $ 101      $18,948
                              ======        ======        ====       ======

Substantially all of the remaining restructuring reserves represent costs to be incurred under contractual agreements which will not provide the Company with any future economic benefit. While the majority of these remaining accruals are expected to result in future cash outflows, these outflows are not expected to have a material effect on the Company's liquidity.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL

The Company's cash and short-term investments balances decreased $65.0 million during the six months of 1998 primarily due to cash payments of $118.6 million associated with the Company's common stock repurchase programs and net investments in property, plant and equipment of $44.1 million. These repurchases and investments were partially funded through cash generated from operating activities of $85.1 million and a reduction of short-term investments of $56.3 million.

In July 1998, the Company repurchased and retired 5,500,000 shares of its common stock in a privately negotiated transaction for an initial price of $263.3 million. This transaction was partially funded by an advance of $150 million under the Company's $350 million unsecured credit agreement. The final purchase price of the common stock is subject to price adjustment based on the trading price of the common stock during a defined period. Any price adjustment

                                                                    Form 10-Q
                                                                      Page 18

will be reflected as an adjustment to capital in excess of par value on the Consolidated Statement of Changes in Stockholders' Equity. See Note 7 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion of the Company's common stock repurchase programs.

The current ratio increased to 2.3 as of June 26, 1998, from 2.1 as of December 26, 1997, primarily due to a decrease in accrued liabilities and income taxes payable and an increase in inventory. This increase was partially offset by a decrease in cash and cash equivalents, short-term investments and accounts receivable. Inventory increased from $205.5 million as of December 27, 1997, to $249.1 million as of June 26, 1998 primarily due to increased inventory levels for Nearline and online products. Accounts receivable decreased from $628.0 million as of December 26, 1997, to $570.6 million as of June 26, 1998, primarily as a result of reduced sales revenue in the second quarter of 1998, as compared to the fourth quarter of 1997.

AVAILABLE FINANCING LINES

The Company has a $350 million unsecured credit agreement (the Revolver) which expires in October 2001. The credit limit available under the Revolver will be reduced by $12.5 million on the last day of each calendar quarter beginning December 31, 1998. The interest rates under the Revolver depend on the type of advance selected. The basic advance rate is not less than the London Interbank Offered Rate (LIBOR) plus 0.625% (6.3125% as of June 26,
1998). The Revolver contains certain financial and other covenants, including restrictions on the Company's payment of cash dividends on its common stock. As of June 26, 1998, the Company had issued letters of credit for approximately $100,000 under the Revolver and had approximately $349.9 million of available credit.

The Company has a financing agreement with a bank which provides for the sale of promissory notes in the principal amount of up to $140 million at any one time. The agreement, which expires in January 2000, provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. The notes must be repaid only to the extent of future revenue of the Company and obligations under the agreement are not cancelable by the Company or the bank. Transaction gains and losses related to the notes are deferred and recognized as an adjustment to the revenue supporting the note repayment. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance and bear interest at rates no less than the LIBOR rate plus 0.35% (6.0375% as of June 26, 1998). Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount of no less than the outstanding promissory notes. As of June 26, 1998, the Company had no outstanding borrowings and had committed to borrowings between July 1998 and December 1998 in the cumulative principal amount of approximately $195.6 million.

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

                                                                    Form 10-Q
                                                                      Page 19

stockholders. There can be no assurance that such additional financing, if required, can be completed on terms acceptable to the Company.

INTERNATIONAL OPERATIONS
------------------------

During the second quarter and six months of 1998, approximately 36% of the Company's revenue was generated from international operations, as compared to approximately 34% and 35% for the second quarter and six months of 1997, respectively. The Company also sells its products through certain domestic indirect distribution channels that have end-user customers located outside the U.S. The Company expects that it will generate a significant portion of its revenue from international operations in the future. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe; principally Germany, France and the United Kingdom; Japan; Canada and Australia. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates. In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a hedging program which utilizes foreign currency options and forward exchange contracts. See "Market Risk Management/Foreign Currency Exchange Risk" below.

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

                                                                    Form 10-Q
                                                                      Page 20

The Company periodically utilizes foreign currency options, generally with maturities of less than one year, to hedge a portion of its exposure to exchange-rate fluctuations in connection with anticipated revenue from its international operations. Gains and losses associated with the options are deferred and recognized as an adjustment to the underlying revenue transactions. To the extent an option is terminated or ceases to be effective as a hedge, any gains and losses as of that date are deferred and recognized as an adjustment to the underlying revenue transaction.

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

A hypothetical 10% adverse movement in foreign exchange rates applied to the Company's foreign currency exchange rate sensitive instruments held as of December 26, 1997, and as of June 26, 1998, would result in a hypothetical loss of approximately $26.6 million and $32.7 million, respectively. The increase in the hypothetical loss during the six months of 1998 is primarily due to the use of additional forward exchange contracts to hedge exchange-rate exposure associated with monetary assets and liabilities held in foreign currencies. These hypothetical losses do not take into consideration the Company's underlying international operations. The Company anticipates that any hypothetical loss associated with the Company's foreign currency exchange rate sensitive instruments would be offset by gains associated with its underlying international operations.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------

NEW PRODUCTS, MARKETS AND DISTRIBUTION CHANNELS

The Company's results of operations and competitive strength depend upon its ability to successfully develop, manufacture, market and deliver innovative new products and product enhancements. Short product life cycles are inherent to the high-technology market. The Company must devote significant resources to research and product development projects and effectively manage the risks inherent in new product transitions. Developing new products and product enhancements is complex and involves uncertainties. Delays in product development, manufacturing, or in customer purchasing decisions can make product transitions difficult. In addition, product transitions make the process of production and inventory planning more difficult as the Company must accurately anticipate product mix and configuration demands, and
accurately forecast inventory levels.   The Company has experienced product
development delays in the past that adversely affected the Company's financial results and competitive position. There can be no assurances that the Company will be able to successfully manage the development and transition to of new products and product enhancements in the future.

                                                                    Form 10-Q
                                                                      Page 21

The Company is currently developing several new mainframe Nearline products planned for availability in the fourth quarter of 1998. The Company expects that these products will be key components of its growth initiative and failure to timely develop and distribute these new mainframe Nearline products may negatively impact the Company's results in the remainder of 1998 and 1999.

The Company historically has generated a significant portion of its revenue and operating profits from mainframe products. The rate of revenue growth in the Company's mainframe tape products has slowed as customers shift their storage requirements from the mainframe to the client-server environment. The Company's future financial results are significantly dependent upon the continued success of the TimberWolf tape family in the client-server market and significantly increasing the Company's presence in the client-server disk market. The Company must also establish new cost-effective, high-volume distribution channels in order to be successful in this market. There can be no assurances that the Company will be successful in these activities.

The Company is expanding the market for its products and services through new applications which address customer needs for information. The new applications initiative was successful in developing new markets for the Company's products and services during the second quarter and six months of 1998. However, there can be no assurances that the Company's applications development activities will result in increased revenue and profitability in the future.

The Company's increasing dependence on indirect distribution channels, such as OEMs, value-added resellers and value-added distributors, will make production and inventory planning more complex. In the event an indirect partner establishes a new relationship with a competitor or experiences financial difficulties, the Company's operating and financial results may be adversely affected. See "Dependence on IBM," below, for a discussion of issues associated with the Company's distribution channels for its mainframe online products.

DEPENDENCE ON IBM

Approximately 22% and 20% of the Company's total revenue during the second quarter and six months of 1998, respectively, was derived from OEM sales of mainframe online products to IBM. The Company currently anticipates that it will derive a significant portion of its sales revenue during the remainder of 1998 from product sales to IBM. Under the worldwide, non-exclusive OEM agreement entered into during December 1997, IBM is not subject to any long-term volume purchase commitments. IBM may terminate the agreement for convenience or for cause, or upon certain instances of change in control or the occurrence of certain other conditions. The Company anticipates that it will experience pricing pressures under the agreement for the remainder of 1998 due to volume-purchase discounts and price reductions associated with new technologies. The Company's success under the OEM agreement is significantly dependent upon achieving certain product development, delivery and performance milestones. The Company's success is also dependent upon IBM continuing to successfully market the mainframe online products, and developing and delivering to the Company disk drives for inclusion in the products. Because of the volume-purchase discounts and pricing of new technology included in the OEM agreement, the Company must continue to reduce costs and expenses associated with manufacturing the products in order to achieve the expected benefits during the remaining term of the agreement.
The OEM relationship may also cause the Company to incur additional costs associated with unanticipated increases or decreases in
                                                                    Form 10-Q
                                                                      Page 22

manufacturing and inventory volumes. There can be no assurances that the Company will achieve the milestones contained in the OEM agreement or that IBM will successfully market these products in the future.

In December 1997, the Company and IBM agreed to a settlement with the United States Department of Justice (DOJ) concerning the Company's OEM relationship with IBM. The terms of the settlement are contained in a consent decree which was approved by the U.S. District Court for the District of Columbia on March 20, 1998. Under the terms of the consent decree, which expires in December 2002, the Company must develop complementary distribution channels for delivery of its online products in 1999 or the Company could be subject to limitations on its sales to IBM in the future. The Company's current OEM agreement with IBM expires in December 2000 and IBM has indicated that it is currently developing a competitive online product. Failure to develop new distribution channels for the Company's mainframe online products could adversely affect the Company's ability to sell its mainframe online products in future periods.

COMPETITION

The markets for the Company's products and services are intensely competitive. In the mainframe market, the Company's traditional competitors include IBM, EMC, Fujitsu and Hitachi. Competition in the client-server market comes from the Company's traditional rivals in the mainframe market, in addition to companies focused on the client-server industry, such as Sun Microsystems, Compaq and Hewlett-Packard. A number of the Company's competitors have significantly greater market presence and financial resources than the Company. In addition, many of the Company's potential customers in the client-server market purchase their storage requirements as part of a packaged server and storage product, which may provide a competitive advantage to the Company's rivals. The Company expects to address this issue by providing superior storage area network and network-attached storage solutions that operate across multiple computer platforms and by establishing distribution relationships with these competitors. The Company currently has relationships with some of its competitors, including Compaq, IBM, Hewlett Packard, NCR, Groupe Bull, and Siemens Nixdorf Informationssysteme. There can be no assurances that the Company will be able to successfully compete against other companies in the mainframe and client-server market.

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

                                                                    Form 10-Q
                                                                      Page 23

In order to protect and enforce its proprietary rights, from time to time the Company has commenced legal actions against other companies. Similarly, other companies have brought legal actions against the Company claiming infringement of patent or other proprietary rights. Licenses or royalty arrangements are generally offered in these situations. However, any litigation by or against the Company, with or without merit, may result in significant expense and divert the efforts of the Company's technical and management personnel. In the event of a successful claim of infringement against the Company, the Company could be required to pay substantial damages; cease the manufacture, use and sale of infringing products; expend significant resources to develop non-infringing technology; or discontinue the use of certain processes if the Company is unable to enter into royalty arrangements. As a result of an increasingly complex and diverse competitive environment, the Company anticipates that the volume of proprietary rights claims will grow. There can be no assurances that litigation will not be commenced against the Company in the future involving patents, copyrights, trademarks or trade secrets, or that the Company will be able to obtain any licensing, royalty or other rights on acceptable terms. The Company currently is involved in several legal proceedings involving its proprietary rights and alleging patent infringement. See Note 5 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS and "Odetics Litigation" above for additional information with respect to certain of these legal proceedings.

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

The Company's financial and operating results have fluctuated significantly in the past and may continue to fluctuate in the future. Fluctuations are caused by factors such as customers' historical tendencies to make purchase decisions near the end of the calendar year, the timing of the announcement and availability of new products by the Company and its competitors, fluctuating foreign currency exchange rates, changes in the mix and configuration of products sold, rapid price erosion, the purchasing patterns of the Company's OEM partners and global economic conditions.

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

                                                                    Form 10-Q
                                                                      Page 24

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

On June 29, 1995, Odetics, Inc. (Odetics) filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorney's fees and costs. In February 1996, a jury found that the Company's products did not infringe the 151 Patent. Odetics appealed and in June 1997, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's ruling and remanded the case back to the District Court for further proceedings. On March 27, 1998, a second trial was held and a jury found that a pass-through port in certain of the Company's tape library products willfully infringed the 151 Patent and awarded actual damages to Odetics of $70.6 million. On July 31, 1998, the Court granted the Company's motion for judgment as a matter of law, overturning the jury's verdict, and entered judgment in favor of the Company.

On December 8, 1995, Odetics filed a second patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company. The complaint alleges that the "cartridge access port" in certain of the Company's tape library products also infringes the 151 Patent. The complaint seeks injunctive relief, treble damages in an unspecified amount, and an award of attorney's fees and costs. This case has been stayed.

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

                                                                    Form 10-Q
                                                                      Page 26

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

The annual meeting of stockholders of the Company was held on May 21, 1998. A quorum of stockholders was represented at the meeting in person or by proxy.

A board of ten directors was to be elected at the meeting. All of management's nominees as listed in the Company's proxy statement were elected. The following directors were elected at the meeting:

                                                          FOR      WITHHELD
                                                      ----------   --------
David E. Weiss                                        48,512,448    203,677
William L. Armstrong                                  48,507,271    208,854
J. Harold Chandler                                    48,512,249    203,876
William R. Hoover                                     48,489,112    227,013
Stephen J. Keane                                      48,512,072    204,053
William T. Kerr                                       48,512,568    203,557
Robert E. La Blanc                                    48,512,336    203,789
Robert E. Lee                                         48,510,788    205,337
Harrison Shull                                        48,511,564    204,561
Richard C. Steadman                                   48,512,246    203,879

At the annual meeting, the stockholders approved amendments to the Company's Amended and Restated 1987 Employee Stock Purchase Plan and the reservation of an additional 1,400,000 shares of Common Stock for issuance under the plan, by a vote of 45,643,950 in favor to 1,237,133 against, with 1,835,042 abstentions. The stockholders also approved amendments to the Company's Amended and Restated Stock Option Plan for Nonemployee Directors and the reservation of an additional 250,000 shares of Common Stock for issuance under this plan, by a vote of 44,811,484 in favor to 3,451,129 against, with 453,512 abstentions. Also, the stockholders also ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the current fiscal year, by a vote of 48,576,568 in favor to 50,449 against, with 89,108 abstentions. There were no broker non-votes for any of these proposals.

                                                                    Form 10-Q
                                                                      Page 27


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

      (a) Exhibits

      10.1        First Amendment to the Second Amended and Restated
                  Contingent Multicurrency Note Purchase Commitment
                  Agreement, dated as of May 28, 1998, between the Company
                  and Bank of America National Trust and Savings.
      10.2        Third Amendment to the Restated Bylaws.
      10.3(1)     1995 Equity Participation Plan as amended March 1998.
      11.0        Computation of Earnings Per Common Share.
      27.0        Financial Data Schedule for six months ended June 26, 1998.
      27.0        Financial Data Schedule for the three months ended
                  March 27, 1998.
      27.0        Financial Data Schedule for the year ended
                  December 26, 1997.
      27.0        Financial Data Schedule for nine months ended
                  September 26, 1997.
      27.0        Financial Data Schedule for six months ended June 27, 1997.
      27.0        Financial Data Schedule for the three months ended
                  March 28, 1997.
      27.0        Financial Data Schedule for the year ended
                  December 27, 1996.
      27.0        Financial Data Schedule for nine months ended
                  September 27, 1996
      27.0        Financial Data Schedule for six months ended June 28, 1996.
      27.0        Financial Data Schedule for the three months ended
                  March 29, 1996.
      27.0        Financial Data Schedule for the year ended
                  December 29, 1995.


     (b)       Reports on Form 8-K

          On May 27, 1998, the Company filed a Current Report on Form 8-K dated May 21, 1998, disclosing that on May 21, 1998, the Registrant's board of directors had approved a two-for-one split of its common stock, to be effected in the form of a stock dividend. The stock split entitled shareholders to receive one additional share of common stock for each outstanding share of common stock held of record as of the close of business on June 5, 1998 and was distributed on June 26, 1998.








     (1) Contract or compensation plan or arrangement in which directors and/or officers participate.

                                                                    Form 10-Q
                                                                      Page 28

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 STORAGE TECHNOLOGY CORPORATION
                                          (Registrant)




     August 7, 1998                    /s/ DAVID E. LACEY
-----------------------      ------------------------------------------
         (Date)                            David E. Lacey
                                      Executive Vice President
                                     and Chief Financial Officer
                                    (Principal Financial Officer)






     August 7, 1998                   /s/ THOMAS G. ARNOLD
-----------------------      ------------------------------------------
         (Date)                           Thomas G. Arnold
                               Vice President and Corporate Controller
                                   (Principal Accounting Officer)