Form 10-Q
period 1998-09-25
STORAGE TECHNOLOGY CORP
filed 1998-11-06
CIK 94673

FORM 10-Q

==============================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1998

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to ________

                         ---------------------------

                        COMMISSION FILE NUMBER 1-7534

                         --------------------------



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

Common stock ($.10 Par Value) - 99,833,815  shares  outstanding at October 30,
1998.

                                                               Form 10-Q, Page 2



               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                              INDEX TO FORM 10-Q
                              SEPTEMBER 25, 1998

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

                                                               Form 10-Q, Page 3



                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          (In Thousands of Dollars)

                                                          09/25/98
                                                        (Unaudited)   12/26/97
                                                        ----------------------
ASSETS
Current assets:
 Cash and cash equivalents                              $  217,792  $  256,319
 Short-term investments                                                 77,275
 Accounts receivable                                       657,541     627,981
 Inventories (Note 2)                                      265,511     205,461
 Deferred income tax assets                                101,936     102,575
                                                         ---------   ---------
     Total current assets                                1,242,780   1,269,611
Property, plant and equipment, at cost                     304,276     305,122
Spare parts for maintenance, at cost                        29,639      27,523
Deferred income tax assets                                  33,409      37,468
Other assets                                               105,155     100,293
                                                         ---------   ---------
                                                        $1,715,259  $1,740,017
                                                         =========   =========

LIABILITIES
Current liabilities:
 Revolving credit facility (Note 3)                     $  330,000
 Current portion of long-term debt                           1,688  $    3,282
 Accounts payable                                          124,770     103,483
 Accrued liabilities                                       327,957     406,384
 Income taxes payable                                       81,719      95,256
                                                         ---------   ---------
     Total current liabilities                             866,134     608,405
Long-term debt                                              17,948      19,109
                                                         ---------   ---------
     Total liabilities                                     884,082     627,514
                                                         ---------   ---------

Commitments and contingencies (Note 4)


STOCKHOLDERS' EQUITY
Common stock, $.10 par value,  150,000,000 shares
  authorized;  99,863,464 shares issued at
  September 25, 1998, and 108,008,082 shares
  issued at December 26, 1997 (Note 6)                       9,986      10,800
Capital in excess of par value                             719,278   1,161,997
Retained earnings (accumulated deficit)                    106,629     (39,017)
Treasury stock of 117,271 shares at
  September 25, 1998, and 918,896 shares at
  December 26, 1997                                         (2,409)    (18,874)
Unearned compensation                                       (2,307)     (2,403)
                                                         ---------   ---------
     Total stockholders' equity                            831,177   1,112,503
                                                         ---------   ---------
                                                        $1,715,259  $1,740,017
                                                         =========   =========


The accompanying notes are an integral part of the consolidated financial statements.

                                                               Form 10-Q, Page 4



               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)
                   (In Thousands, Except Per Share Amounts)

                                      Quarter Ended        Nine Months Ended
                                  -------------------------------------------
                                  09/25/98   09/26/97     09/25/98   09/26/97
                                  -------------------------------------------
Sales revenue                     $405,357   $371,235   $1,127,350 $1,038,764
Maintenance revenue                165,703    153,933      470,907    442,023
                                   -------    -------    ---------  ---------
  Total revenue                    571,060    525,168    1,598,257  1,480,787
                                   -------    -------    ---------  ---------

Cost of sales                      207,549    201,818      570,651    567,016
Cost of maintenance                 97,239     83,565      272,272    243,323
                                   -------    -------    ---------  ---------
  Total cost of revenue            304,788    285,383      842,923    810,339
                                   -------    -------    ---------  ---------

  Gross profit                     266,272    239,785      755,334    670,448

Research and product development
  costs                             60,880     52,445      171,800    149,403
Marketing, general, administrative
  and other income and expense,
  net                              122,955    120,597      355,818    338,251
                                   -------    -------    ---------  ---------

  Operating profit                  82,437     66,743      227,716    182,794

Interest income                      1,975      8,807       12,345     23,693
Interest expense                    (2,689)      (820)      (5,138)    (3,484)
                                   -------    -------    ---------  ---------

  Income before income taxes        81,723     74,730      234,923    203,003

Provision for income taxes         (31,100)   (20,200)     (89,300)   (54,900)
                                   -------    -------    ---------  ---------

  Net income                      $ 50,623   $ 54,530   $  145,623 $  148,103
                                   =======    =======    =========  =========


EARNINGS PER COMMON SHARE (NOTE 6)

Basic earnings per share          $   0.50   $   0.44   $     1.38 $     1.21
                                   =======    =======    =========  =========
Weighted-average shares            102,178    123,189      105,242    122,890
                                   =======    =======    =========  =========


Diluted earnings per share        $   0.48   $   0.44   $     1.35 $     1.19
                                   =======    =======    =========  =========
Weighted-average and dilutive
  potential shares                 104,723    125,196      108,030    125,104
                                   =======    =======    =========  =========


The accompanying notes are an integral part of the consolidated financial statements.

                                                               Form 10-Q, Page 5



              STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
                         (In Thousands of Dollars)


                                                        Nine Months Ended
                                                    ------------------------
                                                      09/25/98    09/26/97
                                                    ------------------------
OPERATING ACTIVITIES
Cash received from customers                        $ 1,544,947 $ 1,540,974
Cash paid to suppliers and employees                 (1,389,800) (1,162,562)
Interest received                                        12,345      22,738
Interest paid                                            (4,182)     (2,667)
Income taxes paid                                       (92,907)    (52,089)
                                                     ----------  ----------
   Net cash provided by operating activities             70,403     346,394
                                                     ----------  ----------
INVESTING ACTIVITIES
Short-term investments, net                              77,275    (216,834)
Purchase of property, plant and equipment, net          (70,239)    (39,824)
Other assets                                             (9,774)     16,243
                                                     ----------  ----------
   Net cash used in investing activities                 (2,738)   (240,415)
                                                     ----------  ----------
FINANCING ACTIVITIES
Repurchases of common stock (Note 6)                   (458,270)    (40,726)
Repayments of other debt                                 (3,863)     (3,513)
Proceeds from revolving credit facility                 330,000
Proceeds from employee stock plans                       25,744      17,373
                                                     ----------  ----------
   Net cash used in financing activities               (106,389)    (26,866)
                                                     ----------  ----------
   Effect of exchange rate changes on cash                  197     (12,979)
                                                     ----------  ----------
Increase (decrease) in cash and cash equivalents        (38,527)     66,134
   Cash and cash equivalents - beginning of the
     period                                             256,319     388,401
                                                     ----------  ----------
Cash and cash equivalents - end of the period       $   217,792 $   454,535
                                                     ==========  ==========

RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
Net income                                          $   145,623 $   148,103
Depreciation and amortization expense                    91,719      86,728
Translation loss                                          1,052      16,432
Other adjustments to income                               4,531      14,146
(Increase) decrease in accounts receivable              (53,310)     37,603
(Increase) decrease in inventories                      (57,273)     13,233
Increase in spare parts for maintenance, net            (14,605)     (2,043)
Decrease in net deferred income tax asset                 4,764      15,537
Increase (decrease) in accounts payable and
  accrued liabilities                                   (38,627)     29,381
Decrease in income taxes payable                        (13,471)    (12,726)
                                                     ----------  ----------
   Net cash provided by operating activities        $    70,403 $   346,394
                                                     ==========  ==========


The accompanying notes are an integral part of the consolidated financial statements.

                                                               Form 10-Q, Page 6





                                                         STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                           (Unaudited)
                                                                   (In Thousands of Dollars)

                                                                        Retained
                                                       Capital in       Earnings
                                            Common      Excess of    (Accumulated   Treasury      Unearned
                                            Stock       Par Value       Deficit)     Stock      Compensation        Total
                            -------------------------------------------------------------------------------------------------

  Balances, December 26, 1997, as
    previously reported                  $  5,400      $1,161,997      $(33,617)   $(18,874)      $(2,403)        $1,112,503
  2-for-1 stock split in the form
    of a stock dividend (Note 6)            5,400                        (5,400)
                                          -------       ---------       -------     -------        ------          ---------
  Balances, December 26, 1997,
    as restated                            10,800       1,161,997       (39,017)    (18,874)       (2,403)         1,112,503
  Shares issued under stock purchase
    plan, and for exercises of options
    (1,515,248 shares, including 808,254
    shares issued from treasury)               71          14,771                    16,601                           31,443
  Repurchases of common stock
    (8,822,500 shares) (Note 6)              (882)       (370,403)                                                  (371,285)
  Final price adjustment for
    common stock repurchased
    in October 1997 (Note 6)                              (87,030)                                                   (87,030)
  Net income                                                            145,623                                      145,623
  Other                                        (3)            (57)           23        (136)           96                (77)
                                          -------       ---------       -------     -------        ------          ---------
  Balances, September 25, 1998           $  9,986      $  719,278      $106,629    $ (2,409)      $(2,307)        $  831,177
                                          =======       =========       =======     =======        ======          =========


The accompanying notes are an integral part of the consolidated financial statements.


                                                               Form 10-Q, Page 7



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


NOTE 2 - INVENTORIES
--------------------

Inventories consist of the following (in thousands of dollars):

                                              09/25/98          12/26/97
                                           -----------------------------
      Raw materials                          $  47,834         $  32,607
      Work-in-process                           90,454            57,235
      Finished goods                           127,223           115,619
                                               -------           -------
                                              $265,511          $205,461
                                               =======           =======


NOTE 3 - DEBT AND FINANCING ARRANGEMENTS
----------------------------------------

The Company has a $350,000,000 unsecured revolving credit facility (the Revolver) which expires in October 2001. The credit limit available under the Revolver will be reduced by $12,500,000 on the last day of each calendar quarter beginning December 31, 1998. The interest rates under the Revolver depend on the type of advance selected. The basic advance rate is not less than the London Interbank Offered Rate (LIBOR) plus 0.625% (approximately 6.01% as of September 25, 1998). The Revolver contains certain financial and other covenants, including restrictions on the Company's payment of cash dividends on its common stock. As of September 25, 1998, the Company had borrowings of $330,000,000 and had issued letters of credit for approximately $100,000 under the Revolver. The remaining available credit under the Revolver as of September 25, 1998, was approximately $19,900,000. The interest rate on the $330,000,000 of borrowings under the Revolver varied from approximately 6.22% to 8.50%.

The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $140,000,000 at any one time. The agreement, which expires in January 2000, provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. The notes must be repaid only to the extent of future revenue of the Company and obligations under the agreement are not cancelable by the Company or the bank. Transaction gains and losses related to the notes are deferred and recognized as an adjustment to the revenue supporting the note repayment. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of

                                                               Form 10-Q, Page 8


issuance and bear interest at rates no less than the LIBOR rate plus 0.35% (approximately 5.74% as of September 25, 1998). Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount of no less than the outstanding promissory notes. As of September 25, 1998, the Company had no outstanding borrowings and had committed to borrowings between October 1998 and December 1999 in the cumulative principal amount of approximately $331,120,000.


NOTE 4 - LITIGATION
-------------------

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

On June 29, 1995, Odetics, Inc. (Odetics) filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorney's fees and costs. In February 1996, a jury found that the Company's products did not infringe the 151 Patent. Odetics appealed and in June 1997, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's ruling and remanded the case back to the District Court for further proceedings. On March 27, 1998, a second trial was held and a jury found that a pass-through port in certain of the Company's tape library products willfully infringed the 151 Patent and awarded actual damages to Odetics of $70,600,000. On July 31, 1998, the Court granted the Company's motion for judgment as a matter of law, overturning the jury's verdict, and entered judgment in favor of the Company. On August 10, 1998, Odetics appealed the judgment to the U.S. Court of Appeals for the Federal Circuit, and on August 26, 1998, the Company filed a cross-appeal. These appeals are pending before the U.S. Court of Appeals.

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

On October 3, 1995, certain former employees of the Company filed suit in the U.S. District Court for the District of Colorado against the Company. The amended suit alleges violations of the Age Discrimination in Employment Act
(ADEA) and the Employee Retirement Income Security Act (ERISA) between the period of April 13, 1993, and December 31, 1996. On November 26, 1997, the Court granted the plaintiffs' request to proceed as a collective action

                                                               Form 10-Q, Page 9


on the ADEA claims. On November 6, 1998, the Court issued a ruling from the bench granting the plaintiffs' request to proceed as a class on the ERISA claims. Approximately 1,266 persons are eligible members of the ERISA class, which includes approximately 400 persons of the ADEA class. The plaintiffs seek, among other things, compensatory damages in an unspecified amount, including the value of back pay and benefits; reinstatement as employees or alternatively the value of future earnings and benefits; and exemplary or liquidated damages. The Company has filed an answer denying both the ADEA and ERISA claims. A trial has been set for October 1999.

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


NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal periods beginning after June 15, 1999, with earlier adoption encouraged. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires all derivatives to be recognized as either assets or liabilities in the consolidated balance sheet, measured at fair value. The corresponding change in fair value of the derivative will be recorded in the earnings of the Company, net of related change in fair value of the hedged item, or as a component of comprehensive income depending upon the intended use and designation. The Company is currently evaluating the impact of SFAS No. 133 on its financial statements and its plans for adopting the new accounting standard.

                                                              Form 10-Q, Page 10


NOTE 6 - COMMON STOCK
---------------------

In May 1998, the Company's board of directors authorized a two-for-one stock split effective in the form of a 100% stock dividend paid on the close of business June 26, 1998, to shareholders of record on June 5, 1998. All earnings per common share amounts, references to common stock, and stockholders equity amounts have been restated as if the stock dividend had occurred as of the earliest period presented.

In connection with the 16,000,000 shares of common stock repurchased in October 1997, the Company paid $87,030,000 as a final purchase price adjustment in April 1998. During the first nine months of 1998, the Company repurchased and retired an aggregate of 8,822,500 shares of its common stock through a combination of privately negotiated and open market repurchase transactions. The aggregate purchase price for those transactions was $272,365,000 after considering the effects of a price adjustment of $98,875,000 received by the Company in October 1998. The shares repurchased during the first nine months of 1998 include 7,472,500 shares repurchased pursuant to the Company's plan to repurchase up to $800,000,000 of its common stock which was announced in October 1997, as well as 1,350,000 shares repurchased under an existing stock repurchase program.

                                                              Form 10-Q, Page 11



                  STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              SEPTEMBER 25, 1998


ALL ASSUMPTIONS, ANTICIPATIONS, EXPECTATIONS AND FORECASTS CONTAINED IN THE FOLLOWING DISCUSSION REGARDING THE COMPANY'S FUTURE PRODUCT AND BUSINESS PLANS, FINANCIAL RESULTS, PERFORMANCE AND EVENTS ARE FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY BECAUSE OF A NUMBER OF RISKS AND UNCERTAINTIES, SOME OF THESE RISKS ARE DETAILED BELOW IN "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS FORM 10-Q.

STATEMENTS MADE HEREIN ARE ACCURATE ONLY AS OF THE DATE OF FILING THIS FORM 10-Q WITH THE SECURITIES AND EXCHANGE COMMISSION AND MAY ONLY BE RELIED UPON AS OF THAT DATE. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE INFORMATION ON FORECASTS CONTAINED HEREIN, EXCEPT AS MAY BE OTHERWISE REQUIRED BY LAW.


GENERAL
-------

The Company reported net income for the third quarter ended September 25, 1998, of $50.6 million on revenue of $571.1 million, compared to net income for the same period in 1997 of $54.5 million on revenue of $525.2 million. Net income of $145.6 million was reported for the nine months of 1998 on revenue of $1.60 billion, compared to net income of $148.1 million for the nine months of 1997 on revenue of $1.48 billion.

Revenue increased 9% and 8% during the third quarter and nine months of 1998, respectively, compared to the same periods in 1997. The increase in revenue is primarily a result of increased sales of client-server tape and disk storage products, and online mainframe products. The increase was partially offset by a decline in sales revenue from Nearline(R) mainframe products. Overall gross profit margin increased to 47% during the third quarter and nine months of 1998, respectively, compared to 46% and 45% for the same periods in 1997. This increase was principally due to increased sales of higher-margin software products and cost reductions achieved in the Company's manufacturing processes.

The Company's future revenue and operating results are significantly dependent upon effectively managing several new Nearline product introductions; sustained demand for mainframe products in their traditional markets; expanding the Company's market presence in the client-server and network-attached storage environments; developing new applications for its products; and expanding its distribution channels. For the discussion of these and other risk factors, see "Risk Factors That May Affect Future Results" below.

The Company's cash and short-term investment balances decreased $115.8 million during the nine months of 1998 primarily due to cash payments of $458.3 million associated with the Company's common stock repurchase programs and net investments in property, plant and equipment of $70.2 million. These repurchases and investments were partially funded by borrowings under the Company's revolving credit facility of $330 million, a reduction of short-term investments of $77.3 million, and cash generated from operating activities of $70.4 million.

                                                              Form 10-Q, Page 12


The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information and revenue by product line, which includes both product sales and maintenance revenue.

                                    Quarter Ended       Nine Months Ended
                                  ----------------------------------------
                                  09/25/98 09/26/97     09/25/98  09/26/97
                                  ----------------------------------------
Revenue:

   Nearline products                 61.8%    66.8%        62.7%     65.7%
   Online products                   27.1     21.5         26.0      22.6
   Network and other products        11.1     11.7         11.3      11.7
                                    -----    -----        -----     -----
     Total revenue                  100.0    100.0        100.0     100.0
Cost of revenue                      53.4     54.3         52.7      54.7
                                    -----    -----        -----     -----
     Gross profit                    46.6     45.7         47.3      45.3
Research and product development
  costs                              10.7     10.0         10.8      10.1
Marketing, general, administrative
  and other income and expense, net  21.5     23.0         22.3      22.9
                                    -----    -----        -----     -----
     Operating profit                14.4     12.7         14.2      12.3
Interest income, net                 (0.1)     1.5          0.5       1.4
                                    -----    -----        -----     -----
     Income before income taxes      14.3     14.2         14.7      13.7
Provision for income taxes           (5.4)    (3.8)        (5.6)     (3.7)
                                    -----    -----        -----     -----
     Net income                       8.9%    10.4%         9.1%     10.0%
                                    =====    =====        =====     =====


REVENUE
-------

NEARLINE PRODUCTS

Revenue from the Company's Nearline products remained unchanged in the third quarter of 1998 and increased 3% for the nine months of 1998, as compared to the same periods in 1997, as increased sales of TimberWolf(TM), a family of OPENstorage(TM) tape libraries designed for client-server attachment, was offset by a decrease in sales revenue from earlier generation Nearline products, as well as decreased sales revenue from TimberLine(R) 9490, a 36-track cartridge subsystem; and RedWood(R) SD-3, a high-capacity cartridge subsystem. The decrease in TimberLine and RedWood sales revenue was primarily due to pricing pressures and delays in customer purchase decisions associated with the evaluation of new tape solutions currently under development by the Company, as well as a continuation of the shift in customer storage requirements.

The rate of revenue growth in the Company's mainframe tape products has slowed as customers shift their storage requirements from the mainframe to the client-server and network-attached environments. Future revenue growth for Nearline products is dependent upon the continued success of TimberWolf in the client-server market and the successful introduction of new tape products. The Virtual Storage Manager (VSM), a mainframe data storage management solution designed to improve performance, cartridge utilization, and overall storage management in the mainframe environment, is currently in the beta test and early ship phase with initial revenue contribution anticipated in the fourth quarter of 1998. The 9840, a high-performance tape drive designed for both the mainframe and client-server environments is also in the beta test and early ship phase with initial revenue contribution anticipated in the fourth quarter of 1998. The Company's financial results in both the fourth quarter of 1998 and during 1999 will be significantly dependent on the successful introduction of both VSM and the

                                                              Form 10-Q, Page 13


9840. The introduction of both VSM and the 9840 involves integrating complex designs, manufacturing processes, and collaborating with suppliers of key components. The failure of a key component, a design flaw, or an inability to obtain sufficient components, could cause a delay in the introduction of VSM or the 9840, or result in increased manufacture or warranty costs and have an adverse effect on financial results in the fourth quarter of 1998 or in 1999. The transition to these new products may impact sales of the Company's existing mainframe Nearline products as customers evaluate these new tape solutions. There can be no assurance that the Company will be successful in managing the introduction of VSM and the 9840.


ONLINE PRODUCTS

Revenue from the Company's online products increased 37% and 24% in the third quarter and nine months of 1998, respectively, compared to the same periods in 1997, due to increased sales of mainframe products under the Company's OEM agreement with International Business Machines Corp. (IBM); as well as increased sales of the Company's products targeted for the client-server environment.

Approximately 20% of the Company's total revenue during the third quarter and nine months of 1998, respectively, was derived from sales of online mainframe storage products to IBM. There can be no assurance that sales to IBM will continue at current volumes in future periods as IBM is not subject to any long-term volume purchase commitments. Further, the Company anticipates it will continue to experience pricing pressure in future periods due to scheduled price decreases provided for under the terms of the agreement. See "Risk Factors That May Affect Future Results - Dependence on IBM," for further discussion of the risks associated with the OEM agreement.

Success in the client-server disk storage market is critical to the Company's plans for future revenue growth. While sales of client-server disk products have increased in the first nine months of 1998, the Company must gain further acceptance for its disk products in an intensely competitive market and successfully develop cost-effective, high-volume distribution channels for these products in order to accelerate the revenue growth in this market. There can be no assurance that the Company will be successful in its client-server disk initiative.


NETWORK AND OTHER PRODUCTS

Revenue from network and other products increased 4% in the third quarter and nine months of 1998, respectively, compared to the same periods in 1997, primarily due to an increase in software revenue and maintenance revenue associated with third party products. Revenue from network products was largely unchanged in the third quarter and nine months of 1998, as compared to the same periods in 1997.

Future revenue growth from network products is dependent upon the Company's ability to successfully implement its storage area network (SAN) strategy during the next year. The SAN strategy integrates both storage and networking products to create an open storage utility. Growth will require, among other things, timely development and introduction of new SAN solutions and development of effective distribution channels for these products.

                                                              Form 10-Q, Page 14


GROSS PROFIT
------------

Overall gross profit margins increased to 47% in the third quarter and nine months of 1998, respectively, compared to 46% and 45% for the same periods in 1997.

Gross profit on product sales increased to 49% in the third quarter and nine months of 1998, compared to 46% and 45% for the third quarter and nine months of 1997, respectively. This increase is primarily a result of increased sales of higher-margin software products and cost reductions achieved in the Company's manufacturing processes. The increase in gross profit as a percent of sales was partially offset by a shift in sales from higher-margin mainframe products to lower-margin client-server products, and a shift from higher-margin direct sales channels to lower-margin indirect sales channels.

Gross profit on maintenance revenue decreased to 41% and 42% in the third quarter and nine months of 1998, respectively, compared to 46% and 45% for the same periods in 1997. The decline is principally attributable to lower margins associated with the Company's consulting services business which generally carries lower margins than the traditional maintenance business.

The markets for most of the Company's products are subject to intense price competition. The Company anticipates that price competition for its Nearline products will continue to be a major factor as it expands its presence in the client-server storage market and as customers evaluate new mainframe Nearline products currently planned for introduction in the fourth quarter of 1998. The Company anticipates that the product sales margins for its online mainframe products will decline in future periods due to scheduled price reductions under the terms of the OEM agreement with IBM. In addition, the Company anticipates the price competition in the client-server market will continue in the future. The Company's ability to sustain or improve product sales margins is significantly dependent upon its ability to continue to reduce manufacturing costs in all of its product lines as well as increasing sales of higher-margin software products. Product sales margins also may be affected by inventory reserves and writedowns resulting from rapid technological changes and delays in gaining market acceptance for new products. Maintenance margins may be adversely affected in the future as a result of increased competition and lower margins associated with the Company's consulting services business.


RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------

Research and product development expenditures increased 16% and 15% in the third quarter and nine months of 1998, respectively, compared to the same periods in 1997. The increased investment in new product development activities during the third quarter and nine months of 1998 was partially offset by funding received from Compaq Computer Corp. (Compaq) for certain research and product development activities for client-server data storage solutions and networking products, and from IBM for enhancements to the Company's mainframe online products. The Company's research and product development expenditures are expected to continue to increase in the fourth quarter of 1998 and in 1999 as a result of the significant product development activities currently underway in all of the Company's products. The Company also currently anticipates a decline of approximately $40 million in the level of annual research and product development funding received from third-parties in 1999, as compared to 1998. The expected increase in research and product development expense as a result of the

                                                              Form 10-Q, Page 15


decreased funding, could be partially offset due to reduced spending as the Company is consolidating various research and product development efforts.


MARKETING, GENERAL, ADMINISTRATIVE AND OTHER
--------------------------------------------

Marketing, general, administrative and other income and expense (MG&A) increased 2% and 5% in the third quarter and nine months of 1998, respectively, compared to the same periods in 1997. The increase is primarily a result of increased investment in internal business and financial information systems. The increase was partially offset by reduced accruals for employee bonus and profit-sharing payments in 1998, as compared to 1997, as the Company did not attain certain goals in the first nine months of 1998. MG&A for the third quarter and nine months of 1997 also included gains realized on the sale of accounts receivable of approximately $10.5 million and $22.6 million, respectively. The Company anticipates that MG&A expense will increase in 1999 as the Company expands its direct distribution channels for its mainframe storage products and solutions.


INTEREST INCOME AND EXPENSE
---------------------------

Interest income decreased 78% and 48% in the third quarter and nine months of 1998, respectively, compared to the same periods in 1997, primarily because of a decrease in cash available for investment. Interest expense increased 228% and 47% in the third quarter and nine months of 1998, as compared to the same periods in 1997, due to an increase in short-term borrowings under the Company's revolving credit agreement. The decrease in interest income and increase in interest expense was largely due to the cash requirements related to the Company's stock repurchase program. See Note 6 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion of the Company's common stock repurchase programs.


INCOME TAXES
------------

The Company's effective tax rate increased from 27% for the third quarter of 1997 to 38% for the third quarter of 1998 as the Company has recognized substantially all of its remaining net deductible temporary differences, tax credit carryforwards and net operating loss carryforwards in the United States. The Company's remaining deferred income tax asset valuation allowance of approximately $22.9 million as of September 25, 1998, relates principally to net deductible temporary differences and net operating loss carryforwards associated with the Company's foreign subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL

The Company's cash and short-term investments balances decreased $115.8 million during the nine months of 1998 primarily due to cash payments of $458.3 million associated with the Company's common stock repurchase programs and net investments in property, plant and equipment of $70.2 million. These repurchases and investments were partially funded through borrowings of $330 million under the Company's revolving credit facility, a reduction of short-term investments of $77.3 million, and cash generated from operating activities of $70.4 million.

                                                              Form 10-Q, Page 16


In connection with the 16 million shares of common stock repurchased in October 1997, the Company paid $87.0 million as a final purchase price adjustment in April 1998. During the first nine months of 1998, the Company purchased and retired an aggregate of 8.8 million shares of its common stock through a combination of privately negotiated and open market repurchase transactions. The aggregate purchase price for those transactions was $272.4 million after considering the effects of a price adjustment of $98.9 million received by the Company in October 1998. The shares repurchased during the first nine months of 1998 include 7.5 million shares repurchased pursuant to the Company's plan to repurchase up to $800 million of its common stock which was announced in October 1997, as well as 1.3 million shares repurchased under an existing stock repurchase program.

The current ratio decreased to 1.4 as of September 25, 1998, from 2.1 as of December 26, 1997, primarily due to cash and short-term investments utilized to fund the stock repurchase programs. Inventory increased $60.1 million from December 26, 1997, to September 25, 1998, primarily due to increased inventory levels for Nearline and online products. Accounts receivable increased $29.6 million from December 26, 1997, to September 25, 1998, primarily as a result of the implementation of new financial information systems and administrative processes.


AVAILABLE FINANCING LINES

The Company has a $350 million unsecured revolving credit facility (the Revolver) which expires in October 2001. The credit limit available under the Revolver will be reduced by $12.5 million on the last day of each calendar quarter beginning December 31, 1998. The interest rates under the Revolver depend on the type of advance selected. The basic advance rate is not less than the London Interbank Offered Rate (LIBOR) plus 0.625% (approximately 6.01% as of September 25, 1998). The Revolver contains certain financial and other covenants, including restrictions on the Company's payment of cash dividends on its common stock. As of September 25, 1998, the Company had borrowings of $330 million and had issued letters of credit for approximately $100,000 under the Revolver. The remaining available credit under the Revolver as of September 25, 1998, was approximately $19.9 million. The interest rate on the $330 million of borrowings under the Revolver varied from approximately 6.22% to 8.50%.

The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $140 million at any one time. The agreement, which expires in January 2000, provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. The notes must be repaid only to the extent of future revenue of the Company and obligations under the agreement are not cancelable by the Company or the bank. Transaction gains and losses related to the notes are deferred and recognized as an adjustment to the revenue supporting the note repayment. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance and bear interest at rates no less than the LIBOR rate plus 0.35% (approximately 5.74% as of September 25, 1998). Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount of no less than the outstanding promissory notes. As of September 25, 1998, the Company had no outstanding borrowings and had committed to borrowings between October 1998 and December 1999 in the cumulative principal amount of approximately $331.1 million.

                                                              Form 10-Q, Page 17


The Company intends to continue to commit substantial working capital to research and product development projects, the rollout of new products, and may, from time to time, as market and business conditions warrant, invest in or acquire complementary businesses, products or technologies. The Company believes it has adequate working capital and financing capabilities to meet its anticipated operating and capital requirements for the next 12 months. Over the longer term, the Company may choose to fund these activities through the issuance of additional equity or debt financing. The issuance of equity or convertible debt securities could result in dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, can be completed on terms acceptable to the Company.


TOTAL DEBT-TO-CAPITALIZATION

The Company's total debt-to-capitalization ratio increased from 2% at December 26, 1997, to 30% at September 25, 1998, primarily due to short-term borrowings of $330 million under the Company's Revolver, coupled with a decrease in stockholders' equity as a result of the Company's common stock repurchases. See "Liquidity and Capital Resources - Working Capital" above, for further description of the Company's common stock repurchase programs. See Note 6 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion of the Company's common stock repurchase programs.


INTERNATIONAL OPERATIONS
------------------------

During the third quarter and nine months of 1998, approximately 36% of the Company's revenue was generated from international operations, as compared to approximately 33% and 34% for the third quarter and nine months of 1997, respectively. The Company also sells its products through certain domestic indirect distribution channels that have end-user customers located outside the U.S. The Company expects that it will generate a significant portion of its revenue from international operations in the future. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe; principally Germany, France and the United Kingdom; Japan; Canada and Australia. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates. In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a hedging program which utilizes foreign currency options and forward exchange contracts. See "Market Risk Management/Foreign Currency Exchange Risk" below.

The Company is subject to the risks of conducting business outside the United States, including changes in, or impositions of, legislative or regulatory requirements and trade protection measures, tariffs, quotas, difficulty in obtaining export licenses, different tax structures, foreign currency exchange rate risks and other factors outside the Company's control. Further, the Company's international business may be affected by changes in demand resulting from localized economic, political and market conditions. There can be no assurances that one or more of the foregoing factors will not have a material adverse effect on the Company's business or financial results in the future.

                                                              Form 10-Q, Page 18



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

The Company has a financing agreement with a bank which provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. Transaction gains and losses related to the notes are deferred and recognized as an adjustment to the revenue supporting the note repayment. See "Liquidity and Capital Resources - Available Financing Lines" above for further discussions of the financing agreement.

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

A hypothetical 10% adverse movement in foreign exchange rates applied to the Company's foreign currency exchange rate sensitive instruments held as of December 26, 1997, and as of September 25, 1998, would result in a hypothetical loss of approximately $26.6 million and $55.3 million, respectively. The increase in the hypothetical loss during the nine months of 1998 is primarily due to an increase in committed borrowings under the financing agreement mentioned above. These hypothetical losses do not take into consideration the Company's underlying international operations. The Company anticipates that any hypothetical loss associated with the Company's foreign currency exchange rate sensitive instruments would be offset by gains associated with its underlying international operations.

                                                              Form 10-Q, Page 19



RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------

NEW PRODUCTS, MARKETS AND DISTRIBUTION CHANNELS

The Company's results of operations and competitive strength depend upon its ability to successfully develop, manufacture, market and deliver innovative new products and product enhancements. Short product life cycles are inherent to the high-technology markets in which the Company operates. The Company must devote significant resources to research and product development projects and effectively manage the transition to new products. Developing new products and product enhancements is complex and involves uncertainties. The Company's results could be adversely affected in the event of delays in product development, manufacturing, or if customers delay their purchase decisions in anticipation of new product introductions. In addition, product transitions make the process of production and inventory planning more difficult as the Company must accurately anticipate product mix and configuration demands, and accurately forecast inventory levels. The Company has experienced product development delays in the past that adversely affected the Company's financial results and competitive position. There can be no assurances that the Company will be able to successfully manage the risks inherent in the product development and transition of new products in the future.

The Company currently has two new Nearline products, VSM and 9840, in the beta test and early ship phase with initial revenue contribution anticipated in the fourth quarter of 1998. The Company's financial results in both the fourth quarter of 1998 and during 1999 are significantly dependent on the successful introduction of VSM and the 9840. The introduction of both VSM and the 9840 involves integrating complex designs, manufacturing processes, and collaborating with suppliers of key components. The failure of a key component, a design flaw, or an inability to obtain sufficient components, could cause a delay in the introduction of VSM or the 9840, or result in increased manufacture or warranty costs and have an adverse effect on financial results in the fourth quarter of 1998 or in 1999. The transition to these new products may impact sales of the Company's existing mainframe Nearline products as customers evaluate these new tape solutions.

The Company historically has generated a significant portion of its revenue and operating profits from mainframe products. The rate of revenue growth in the Company's mainframe tape products has slowed as customers shift their storage requirements from the mainframe to the client-server environment. The Company's future financial results are significantly dependent upon the continued success of the TimberWolf tape family in the client-server market and significantly increasing the Company's presence in the client-server disk market. The Company must also establish new cost-effective distribution channels in order to be successful in the client-server market. There can be no assurances that the Company will be successful in these activities.

The Company's increasing dependence on indirect distribution channels, such as OEMs, value-added resellers and value-added distributors, will make production and inventory planning more complex. In the event an indirect partner adjusts their ordering pattern, establishes a new relationship with a competitor, or experiences financial difficulties, the Company's operating and financial results may be adversely affected. See "Dependence on IBM," below, for a discussion of specific issues associated with the Company's distribution of its mainframe online products.

                                                              Form 10-Q, Page 20


DEPENDENCE ON IBM

Approximately 20% of the Company's total revenue during the third quarter and nine months of 1998, respectively, was derived from OEM sales of mainframe online products to IBM. The Company currently anticipates that it will derive a significant portion of its sales revenue during the fourth quarter of 1998 and during 1999 from product sales to IBM. However, there can be no assurance that sales to IBM will continue at current volumes in future periods as IBM is not subject to any long-term volume purchase commitments under a worldwide, non-exclusive OEM agreement entered into during December 1997. IBM may terminate the agreement for convenience or for cause, or upon certain instances of change in control or the occurrence of certain other conditions. The Company anticipates that it will continue to experience pricing pressure in future periods due to scheduled price decreases provided for under the terms of the OEM agreement. The Company's success under the OEM agreement is significantly dependent upon achieving certain product development, delivery and performance milestones. The Company's success is also dependent upon IBM's ability to successfully market the mainframe online products, and developing and delivering to the Company disk drives for inclusion in the products. Because of the scheduled price decreases provided for under the OEM agreement, the Company must continue to reduce costs and expenses associated with manufacturing the products in order to achieve the expected benefits during the remaining term of the OEM agreement. The OEM relationship may also cause the Company to incur additional costs associated with unanticipated increases or decreases in manufacturing and inventory volumes. There can be no assurance that the Company will achieve the milestones contained in the OEM agreement or that IBM will successfully market these products in the future.

In December 1997, the Company and IBM agreed to a settlement with the United States Department of Justice (DOJ) concerning the Company's OEM relationship with IBM. The terms of the settlement are contained in a consent decree which was approved by the U.S. District Court for the District of Columbia on March 20, 1998. Under the terms of the consent decree, which expires in December 2002, the Company must develop complementary domestic distribution channels for delivery of its online products in 1999 or the Company could be subject to limitations on its domestic sales to IBM in the future. The Company's current OEM agreement with IBM expires in December 2000. IBM has indicated that it is currently developing a competitive online product. As a result, the Company anticipates that IBM will alter or reduce its purchasing patterns and may not extend the relationship with respect to future products. Failure to develop new distribution channels for the Company's mainframe online products could adversely affect the Company's ability to sell its mainframe online products in future periods.


COMPETITION

The markets for the Company's products and services are intensely competitive. In the mainframe market, the Company's traditional competitors include IBM, EMC Corp. and Hitachi LTD. Competition in the client-server market comes from the Company's traditional rivals in the mainframe market, in addition to companies focused on the client-server industry, such as Sun Microsystems Inc., Compaq and Hewlett-Packard Co. A number of the Company's competitors have significantly greater market presence and financial resources than the Company. In addition, many of the Company's potential customers in the client-server market purchase their storage requirements as part of a packaged server and storage product, which may provide a competitive advantage to the Company's rivals. The Company expects to address this issue by providing superior storage area network and
network-attached   storage  solutions  that  operate

                                                              Form 10-Q, Page 21


across multiple computer platforms and by establishing distribution relationships with these competitors. The Company has established relationships with some of its competitors, including Compaq, IBM, Hewlett-Packard Co., NCR Corp., Groupe Bull, and Siemens Nixdorf
Informationssysteme. There can be no assurances that the Company will be able to successfully compete against other companies in the mainframe and client-server markets.


VOLATILITY OF STOCK PRICE; EARNINGS FLUCTUATIONS

The trading price of the Company's common stock has fluctuated significantly from period-to-period in the past, and may fluctuate significantly in the
future.   Industry   conditions,  new  product  or  product   development
announcements by the Company or its competitors, announced acquisitions and joint ventures by the Company or its competitors, broad market trends unrelated to the Company's performance, changes in revenue or earnings estimates by the investment community, global economic conditions and foreign currency exchange rate fluctuations are among the factors that can affect the Company's stock price. In addition, if the Company's reported operating results are below the expectations of stock market analysts and investors, there could be an immediate and significant adverse effect on the trading price of the Company's common stock.

The Company's financial and operating results may fluctuate in the future for a number of reasons. Factors such as customers' historical tendencies to make purchase decisions near the end of the calendar year, the timing of the announcement and availability of new products by the Company and its competitors, fluctuating foreign currency exchange rates, changes in the mix and configuration of products sold, rapid price erosion, and the purchasing patterns of the Company's OEM partners and global economic conditions make the forecasting of revenue inherently difficult and could cause period-to-period fluctuations in operating results.


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


INFORMATION SYSTEMS TRANSITION

The Company is in the process of replacing many of its internal information systems with new, integrated information systems that are complex and that will affect numerous operational,

                                                              Form 10-Q, Page 22


transactional, financial and reporting processes. The transition to these new systems and processes is expected to be completed in the first half of 1999, and involves a number of risks and uncertainties. The Company must successfully manage the transfer of critical information to the new systems, the integration of these systems, and the implementation of associated process changes and employee training programs. The Company intends to conduct extensive tests on these new processes prior to implementing the systems; however, these tests may not be able to fully simulate the transition phase and day-to-day operating environment. There can be no assurance that the transition to the new information systems will not cause interruptions in the Company's critical business processes. Failure to successfully manage the transition could adversely affect the Company's operating and financial results.


RISKS ASSOCIATED WITH THE YEAR 2000

The Company's product lines include information storage systems and network products which collect, move, and store data. In order to properly process data, the Company's products must manage and manipulate data that includes both 20th and 21st century dates (Year 2000 Compliant). The Company has evaluated all of its currently offered products and believes that they are Year 2000 Compliant, provided they have been upgraded to include all recommended engineering changes. However, there can be no assurance that the Company's current products will be Year 2000 Compliant in all environments. In addition, the Company does not currently intend to develop modifications to certain of its older products to make them Year 2000 Compliant and is in the process of notifying the affected maintenance customers of potential year 2000 problems with older products in order to raise their awareness.

The Company generally believes that it is not legally responsible for costs incurred by its customers to achieve their year 2000 compliance. Should the Company's products fail to be Year 2000 Compliant, however, the Company may experience increased warranty and other customer satisfaction costs. Since the year 2000 complications are not fully known and potential liability issues are uncertain, the effect of the year 2000 on the Company's product warranty costs and financial results are not known at this time, but could be material in any given quarter.

The Company is currently in the process of replacing many of its internal information systems with new integrated information systems. See "Information Systems Transition" above. These new systems are believed to be Year 2000 Compliant. The Company has also completed its assessment on its other critical internal information systems which are not being replaced and has implemented remediation programs on non-Year 2000 Compliant systems. The Company is currently assessing critical non-information systems to determine if they are Year 2000 Compliant and anticipates this assessment will be completed by December 1998. The remediation programs for its information and non-information systems that are not Year 2000 Compliant are expected to be substantially completed and tested by June 1999. The Company is evaluating contingency plans in the event of a system failure or delay.

The costs incurred to date directly related to the Company's remediation activities total approximately $2 million. Future costs related to the remediation activities are not expected to exceed approximately $3 million; however the amount may change as the year 2000 activities progress during 1999. These remediation costs do not include the costs associated with the Company's new information systems, which are expected to be Year 2000 Compliant. The Company has invested approximately $30 million in these new information systems as of the end of the third quarter, and the future investment in these systems is estimated to be

                                                              Form 10-Q, Page 23


approximately $15 million. While the Company has not yet completed its year 2000 remediation and testing activities on its information and non-information systems, the Company does not currently believe that these activities will have a material adverse effect on the Company's operations and financial results. Delays in implementing new external information systems or a failure to fully identify all year 2000 dependencies in the Company's systems could have material adverse consequences, including delays in the delivery or sale of the Company's products, or cause the Company to incur unexpected additional costs.

The Company also has implemented a program to assess the possible effects on its operations of the year 2000 readiness of key suppliers and vendors and is in the process of receiving information concerning the suppliers' and vendors' status. The Company's dependence on suppliers and vendors, and therefore, on the proper functioning of their information systems and software, means that their failure to address year 2000 issues could have a material effect on the Company's operations and financial results. The Company anticipates completing its assessment by the end of 1998. Based on the results of the assessment, the Company may identify alternative suppliers and vendors.

The effect that the year 2000 will have on customers' information technology spending patterns is uncertain at this time. The potential adverse consequences resulting from customers' year 2000 concerns could include, among others, decreased spending on new information storage systems in future periods as customers complete their year 2000 testing activities and delays in customer purchase decisions once customers have verified the year 2000 readiness of their information systems. The demand for the Company's products worldwide could be adversely affected in the event these patterns were to materialize, which could have an adverse effect on the Company's financial results.


EURO CONVERSION

Effective January 1, 1999, eleven of the 15 member countries of the European Union are scheduled to adopt a single European currency, the euro, as their common legal currency. Like many companies that operate in Europe, various aspects of the Company's business and financial accounting will be affected by the conversion to the euro. The Company is currently evaluating the European pricing strategies for its products and services, the legal implications of the conversion on its contractual agreements, and its accounting system capabilities. While the Company has not yet completed its evaluation of the impact of the conversion, it does not believe that the conversion will impact the competitiveness of its products in Europe as significant price transparency already exists. In addition, the Company does not believe that the conversion to the euro will result in the cancellation of any significant contracts, or cause it to incur significant adverse tax consequences, or significantly affect its foreign currency risk management operations. The Company will continue to evaluate the impact of the euro conversion going forward. The Company believes that its internal accounting, order management, and finance and banking systems will accommodate the conversion with minimal modification. There can be no assurances that the conversion will not adversely impact the Company's pricing, tax, currency hedging strategies, or other systems and processes in the future.

                                                              Form 10-Q, Page 24



               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         PART II - OTHER INFORMATION



ITEM 1 - LEGAL PROCEEDINGS
--------------------------

See Part I, Item 3 - Legal Proceedings, of the Company's Form 10-K for the fiscal year ended December 26, 1997, filed with the Commission on March 6, 1998.

On June 29, 1995, Odetics, Inc. (Odetics) filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorney's fees and costs. In February 1996, a jury found that the Company's products did not infringe the 151 Patent. Odetics appealed and in June 1997, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's ruling and remanded the case back to the District Court for further proceedings. On March 27, 1998, a second trial was held and a jury found that a pass-through port in certain of the Company's tape library products willfully infringed the 151 Patent and awarded actual damages to Odetics of $70.6 million. On July 31, 1998, the Court granted the Company's motion for judgment as a matter of law, overturning the jury's verdict, and entered judgment in favor of the Company. On August 10, 1998, Odetics appealed the judgment to the U.S. Court of Appeals for the Federal Circuit, and on August 26, 1998, the Company filed a cross-appeal. These appeals are pending before the U.S. Court of Appeals.

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

On October 3, 1995, certain former employees of the Company filed suit in the U.S. District Court for the District of Colorado against the Company. The amended suit alleges violations of the Age Discrimination in Employment Act
(ADEA) and the Employee Retirement Income Security Act (ERISA) between the period of April 13, 1993, and December 31, 1996. On November 26, 1997, the Court granted the plaintiffs' request to proceed as a collective action on the ADEA claims. On November 6, 1998, the Court issued a ruling from the bench granting the plaintiffs' request to proceed as a class on the ERISA claims. Approximately 1,266 persons are eligible members of the ERISA class, which includes approximately 400 persons of the ADEA class. The plaintiffs seek, among other things, compensatory damages in an unspecified amount, including the value of back pay and benefits; reinstatement as employees or alternatively the value of future earnings and benefits; and exemplary or liquidated damages. The Company has filed an answer denying both the ADEA and ERISA claims. A trial has been set for October 1999.

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

                                                              Form 10-Q, Page 25


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

Information concerning these legal proceedings is also contained in Note 4 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included in Part I of this Form 10-Q.

                                                              Form 10-Q, Page 26



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

      (a)   Exhibits

      11.0        Computation of Earnings Per Common Share.

      27.0        Financial  Data  Schedule for nine months ended  September 25,
                  1998.

      (b)   Reports on Form 8-K

            No current reports on Form 8-K were filed during the quarter ended September 25, 1998.

                                                              Form 10-Q, Page 27


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           STORAGE TECHNOLOGY CORPORATION
                                                    (Registrant)


       November 6, 1998                          /s/ DAVID E. LACEY
-------------------------------      ------------------------------------------
            (Date)                                    David E. Lacey
                                                 Executive Vice President
                                               and Chief Financial Officer
                                              (Principal Financial Officer)



       November 6, 1998                         /s/ THOMAS G. ARNOLD
-------------------------------      ------------------------------------------
            (Date)                                   Thomas G. Arnold
                                         Vice President and Corporate Controller
                                              (Principal Accounting Officer)