Form 10-K
period 1998-12-25
STORAGE TECHNOLOGY CORP
filed 1999-03-05
CIK 94673

                                   FORM 10-K
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 25, 1998

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from  ______ to  ______

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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                                 Name of Each Exchange
             Title of Each Class                                  on which Registered
----------------------------------------------       ----------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $2,557,715,628 based on the last reported sale price of the common stock of the registrant on the New York Stock Exchange's consolidated transactions reporting system on February 26, 1999. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

As of February 26, 1999, there were 99,928,022 shares of common stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of its fiscal year ended December 25, 1998. Portions of the registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 20, 1999, are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

GENERAL
-------

Storage Technology Corporation (StorageTek(R) or the Company) designs, manufactures, markets and maintains information storage products, information storage services and storage management software. For three decades, the Company has provided customers with high-performance storage products. The Company provides customers with a broad range of products, including tape, disk and network products; storage services, including support services, integration services, IT business consulting and technology services; and storage management software.

The Company's business is organized into three reportable business segments: storage products, storage services and storage management software. The Company continually evaluates its organizational structure and, from time to time, may determine to create, discontinue, merge or reconfigure its organizational structure to meet changing customer demands, sales channels, and product and services offerings.

The Company's products are used by a range of customers that include large multinational companies, small businesses, and governmental agencies, encompassing a wide range of industry sectors, including financial, retail, telecommunications, airlines and services, as well as educational, scientific and medical institutions located around the world. The Company markets its products and services through its direct sales organization and indirect sales channels, including original equipment manufacturer (OEM), value-added distributor (VAD), value-added reseller (VAR) and other distribution arrangements.

StorageTek's strategy is focused on providing information-centric solutions that allow the customer to collect, move, store, share and protect digital information. The Company's strategy of delivering solutions to customers which turn data into information and information into power is founded on a virtual, intelligent storage architecture ("VISTA") technology model, which is grounded in a industry standard and a commitment to open storage management. The following chart identifies the multi-layered VISTA model.

----------------------
  Systems Management
----------------------
     Applications
----------------------
  Storage Management
----------------------         VISTA Architecture
Storage Administration
----------------------
    Storage Access
----------------------
   Physical Storage
----------------------

The key features of the Company's VISTA model include open storage solutions that allow the customer to mix-and-match products from a number of vendors; intelligent storage solutions that contain embedded intelligence apart from the server; and integrated storage solutions that provide customers with a complete, scalable product hierarchy, storage management and services. StorageTek intends to provide many of the components in the VISTA model, and to build partnerships with other vendors to provide customers with total information-centric storage solutions. To this end, StorageTek continues to establish strategic alliances and partnerships with other manufacturers, developers, distributors and suppliers. As a result, it is possible for other companies to be at various times collaborators, customers and competitors in different markets.

The Company was incorporated in Delaware in 1969. Its principal executive offices are located at 2270 South 88th Street, Louisville, Colorado 80028-0001, telephone (303) 673-5151.

THE ASSUMPTIONS, ANTICIPATIONS, EXPECTATIONS AND FORECASTS CONTAINED IN THE FOLLOWING DESCRIPTION REGARDING THE COMPANY'S FUTURE PRODUCT AND BUSINESS PLANS, FINANCIAL RESULTS, PERFORMANCE AND EVENTS ARE FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY BECAUSE OF A NUMBER OF RISKS AND UNCERTAINTIES. SOME OF THESE RISKS ARE DETAILED IN PART II, ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- RISK FACTORS THAT MAY AFFECT FUTURE RESULTS," AND ELSEWHERE IN THIS FORM 10-K.

STATEMENTS MADE HEREIN ARE ACCURATE ONLY AS OF THE DATE OF FILING OF THIS FORM 10-K WITH THE SECURITIES AND EXCHANGE COMMISSION AND MAY BE RELIED UPON ONLY AS OF THAT DATE. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE INFORMATION OR FORECASTS CONTAINED HEREIN, EXCEPT AS MAY OTHERWISE BE REQUIRED BY LAW.

PRINCIPAL PRODUCTS
------------------

StorageTek's business is organized into three reportable business segments: storage products; storage services; and storage management software. The Company's storage product offerings include tape, disk and network products. Storage services offerings include support services for StorageTek and third-party products, integration services, IT business consulting and technology services. The storage management software segment sells and licenses software products. The following table presents information about each of the three business segments, including revenue from external customers and gross profit. The Company does not allocate research and product development costs; selling, general, administrative and other income and expense; interest income; interest expense; provision for income taxes; or extraordinary items to the segments. All of the Company's assets are retained and analyzed at the corporate level and are not allocated to the individual segments.

                  REVENUE AND GROSS PROFIT BY BUSINESS SEGMENT
                           (IN THOUSANDS OF DOLLARS)
                              YEAR ENDED DECEMBER

                                                      1998          1997          1996
                                                   ----------    ----------    ----------
Revenue
  Storage products                                 $1,520,647    $1,495,038    $1,452,871
  Storage services                                    633,821       584,016       541,963
  Storage management software                         103,754        65,602        44,716
                                                   ----------    ----------    ----------
          Total revenue                            $2,258,222    $2,144,656    $2,039,550
                                                   ----------    ----------    ----------
                                                   ----------    ----------    ----------
Gross profit
  Storage products                                 $  688,050    $  669,914    $  567,285
  Storage services                                    273,662       265,521       262,850
  Storage management software                          78,698        37,691        16,638
                                                   ----------    ----------    ----------
          Total gross profit                       $1,040,410    $  973,126    $  846,773
                                                   ----------    ----------    ----------
                                                   ----------    ----------    ----------

Additional information concerning revenue from each of the Company's business segments and geographic information is found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in Part IV, Item 14, Note 13, of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, of this Form 10-K, which information is incorporated by reference into this Part I,
Item 1.

STORAGE PRODUCTS
----------------

The Company's storage products, which accounted for 67% of total revenue in 1998, include a range of tape, disk and network products that serve as components of the Company's VISTA model. The Company's storage products are designed for the mainframe, client-server and evolving storage area network
(SAN) markets.

TAPE PRODUCTS

The Company's tape products historically have generated significant revenue for the Company. The Company's tape products are engineered to provide reliable, cost-effective storage of digital information. In December 1998, the Company announced the availability of the 9840 product, a high-performance, high-capacity tape drive. The 9840 tape drive is a new-generation tape drive that is designed to provide fast data access, and support a broad range of applications including backup and restore, hierarchial storage management (HSM), and new applications enabled by this technology such as imaging and video applications. The Company's other tape products include the TimberLine(R), a high-performance 36-track cartridge subsystem, which first became available in the fourth quarter of 1994; the Redwood(R) SD-3, a high-capacity cartridge subsystem, which became available in 1995; the Twin Peaks 4890 36-track cartridge subsystem, a cartridge subsystem designed for the client-server market, which has been available since 1996; the first generation 36-track subsystems, including Silverton, which were first introduced in 1993; and the first generation, 4480 18-track cartridge subsystem, which was introduced in 1987.

The Company also offers the PowderHorn(R) 9310 Automated Cartridge System (ACS), a high-performance, high-capacity cartridge library that is compatible with large UNIX, supercomputing and mainframe systems, which became available in 1993; the TimberWolf(TM) automated tape library product family, which is designed to provide low cost, reliable storage solutions for the client-server market, and which first became available in 1996; and the first generation 4410 ACS library, which has been available since 1988.

The Company is currently developing new tape products and enhancements, all of which are in the design, preliminary engineering or engineering validation testing phase and for which no availability dates have been announced. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K, which is incorporated by reference into this Part I, Item 1, for a discussion of operating results and certain risks associated with the development and introduction of new products that may affect future results.

DISK PRODUCTS

The Company's disk product offerings include a family of disk systems that offer a spectrum of capacity, performance, connectivity and price. The Company's disk product offerings include Iceberg(R), which utilizes virtual disk technology, and is currently targeted for the mainframe market. Iceberg is designed to provide high-performance, scalability and continuous online data availability, and first became available in 1994. The Company also offers the OPENstorage(TM) Disk product family, which is designed for the client-server disk market. The OPENstorage products are designed to provide high-performance, high-availability, scalable physical storage, and first became available in the third quarter of 1996.

Since the third quarter of 1996, Iceberg has been principally sold through a worldwide, non-exclusive OEM agreement with International Business Machines Corporation (IBM) as the RAMAC Virtual Array (RVA). This OEM agreement expires in December 2000. In 1998 and 1997, approximately 20% and 19%, respectively, of the Company's total revenue was derived from OEM sales to IBM. The Company anticipates that IBM will remain the major distribution channel for the Iceberg product in 1999. See "Risk Factors That May Affect Future Results -- Dependence on IBM," for discussion of the risks associated with IBM. The OPENstorage Disk products are distributed by the Company's direct sales force and through indirect channels.

The Company anticipates that in the future IBM will reduce its level of purchases under the OEM agreement. The Company's strategy for the Iceberg product in 1999 will focus on increasing the sales activities of its direct sales channel, developing new distribution channels, and introducing virtual disk products based on the Iceberg technology for the client-server market. Under the OEM arrangement with IBM, the Company is developing new disk technology, some of which will be owned by IBM, and IBM has granted the Company both royalty-bearing and royalty-free licenses to use this technology. These disk products are currently in the design, preliminary engineering or engineering validation testing phase and for which no availability dates have been publicly announced. There can be no assurances that the Company will be successful in timely developing, introducing, or marketing new disk products and enhancements, or establishing cost-effective, high-volume distribution channels for its disk products.

NETWORK PRODUCTS

A key element of the Company's VISTA model is the sharing of information across a network. The Company's network products are designed to provide device interface and host interface with the physical storage and the connectivity infrastructure necessary to enable the integration of network-based storage management functions. The Company is dedicating significant resources to manage the development of these key components of the VISTA model. The Company's principal network products include the StorageNet(R) family of products, which are designed to provide high-performance, high-speed connectivity between local and wide-area networks and serve as the foundation of StorageTek's SAN infrastructure. The first StorageNet products became available in 1996. The StorageNet product group was expanded during 1997 and 1998, and now includes the StorageNet SCSI Extender, StorageNet SCSI Multiplexer, StorageNet Fibre Channel Hub 1000, StorageNet Fibre Channel SCSI Bridge 3100, StorageNet Fibre Channel Switch 4000 and StorageNet Access Hub.

The Company also offers customers a range of network security products, including hardware and software, that are designed to allow customers to implement, maintain and monitor secured network environments. These products include the NetSentry(R) and the family of BorderGuard(R) products.

STORAGE SERVICES
--------------------

The Company's storage services include support services, integration services, IT business consulting and technology services. The Company provides support services for both StorageTek products and third-party equipment around the world, using a combination of service engineers, remote diagnostic tools, online and telephone assistance, and partnerships with strategic third-party service providers. In 1998, the Company's storage services revenue accounted for approximately 28% of total revenue.

A key element of the Company's strategy is to grow the storage services beyond the traditional product maintenance and support business. The Company has devoted resources to expanding the services business and, in 1998, the Company implemented a number of new service programs. These programs include, offering multi-vendor support services, broadening the range of consulting and integration service offerings, and developing pre-packaged solutions customized to specific customer application needs.

The Company's consulting and integration services are designed to generate revenue growth through professional service fees, as well as through the reselling of third-party hardware and software solution components. These services are directed both at the Company's traditional customers as an avenue to expand the relationship, and at emerging, high-growth data storage markets targeted by the Company, including document management, check imaging, medical imaging, digital broadcasting, scientific, and geographical information systems. Among the traditional customer base, StorageTek's new technology offerings, including StorageTek's SAN products, are expected to provide new growth opportunities for consulting and integration services.

The Company's services business strategy includes providing customers with additional pre-packaged offerings. In 1999, the Company announced an "appliance" strategy in which mission-specific, integrated hardware and software packages are sold as packaged units. These offerings are directed at e-mail archival, PC backup, and multi-media archival application market spaces. These applications address rapidly expanding data volumes in the Company's existing customer base, and they each represent classes of data that have not traditionally been stored on StorageTek products. These applications also provide the Company with new product offerings for the Internet and Intranet market spaces. The Company expects to achieve substantial competitive advantage in these high-growth storage markets by including value-add software and integration services in the creation of these appliances.

The Company plans to provide another category of bundled service offering in 1999 through its Storage Utility Services package. This bundled service offering is designed to take advantage of the rapid growth of communications bandwidth and dramatic fall in communications costs and will offer remote storage capacity as a utility service offering. This service offering is expected to help protect customers from the accelerating technology obsolescence cycles inherent to the high-tech industry.

The Company believes that its storage services business is an important strategic asset. The Company expects that the storage services business will provide a significant opportunity for revenue growth. There can be no assurances that the Company will be successful in its initiative to include storage services as part of an integrated packaged solution with products and software or achieving its services business revenue growth objectives.

In the past, the Company's product support services had been the principal source of service revenue. The Company generally warrants its products for a specified period of time, after which it services products for a fee under maintenance agreements. As a result of competitive pressures, many of the Company's products may include extended warranty periods. Extending warranty periods may reduce future product support revenue and put downward pressure on profit margins. The Company's product support revenue also may be adversely affected by the Company's increasing reliance on indirect distribution channels for its products, as some indirect distributors, provide service for the products that they sell.

STORAGE MANAGEMENT SOFTWARE
---------------------------

In January 1999, the Company realigned its organization to create a new business unit dedicated to developing storage management software. Storage management is a fundamental layer of the VISTA model and the Company believes that its storage management software will be important to its competitiveness in the SAN and server-attached markets. The Company's approach is based on delivering open, intelligent and integrated storage solutions, which will require a comprehensive storage management strategy. The Company intends to continue to develop software tools and will work with other software vendors to enable it to deliver a total solution. In 1998, storage management software accounted for approximately 5% of total revenue.

The Company's principal storage management software include the following products. The Virtual Storage Manager (VSM(TM)) is a software driven data storage management solution designed to improve performance, cartridge utilization and overall storage management using StorageTek's storage products. VSM is engineered to support the demands created by data center consolidation, electronic commerce, data warehousing and enterprise resource planning. VSM first became available in December 1998 and is expected to serve as a significant component in the Company's software strategy. SnapShot(TM) software, which uses the virtual disk architecture of the Company's Iceberg product, is designed to provide virtual duplication and significantly reduce CPU and channel utilization costs associated with data movement. SnapShot allows customers to accelerate year 2000 testing to improve decision support and business continuance processes. The SnapShot product was first released in 1996.

The Company offers a number of software solutions to improve the performance of the tape and library storage products, including the Nearline(R) management software, Nearline enablement software and tape applications software. The Nearline management software products are designed to integrate with various independent software products, to provide reporting, management and monitoring functions for tape systems, and were first available in 1989. Tape application software provides high-performance backup and recovery applications. These products include the Expert High Performance Data Mover and Expert Library Manager, and were first released in the third quarter 1998.

Central Archive Management (CAM) software products are designed to provide comprehensive data backup and restore storage management functionality across the enterprise in distributed environments. CAM was first released in 1995. The REEL software products include a scalable family of tape-management, backup and restore and connectivity software for networked open system environments. The software is designed to provide customers with high performance, flexibility and scalability in UNIX and Windows NT environments. REEL was first released in 1993.

The Company's software strategy includes partnering with other vendors and equipment manufacturers to distribute its software products. The Company currently distributes SnapShot primarily through an OEM agreement with IBM, but is expanding its sales of SnapShot through the direct sales channel. Delays in gaining significant market acceptance for VSM, and delays in introducing VSM and SnapShot software designed for the open systems market could adversely affect the Company's operating and financial results.

BACKLOG
-------

As of December 25, 1998, the storage product order backlog was approximately $42 million, compared to year-end amounts of approximately $27 million in 1997, and $42 million in 1996. In addition to the backlog amount, as of December 25, 1998, the Company had approximately $64 million of storage product inventory held by customers on evaluation, compared to $51 million as of December 26, 1997, and $90 million on December 27, 1996. The order backlog for storage management software products on December 25, 1998 was approximately $4.5 million, and at year-end 1997 and 1996 was $0.2 million and $1 million, respectively. See Note 1 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS of this Form 10-K for a discussion of the Company's significant accounting policies.

Backlog amounts are calculated on an "if sold" basis and include orders from end-users, OEMs, VADs, VARs and distributors for products that StorageTek expects to deliver during the following 12 months. Product units held by customers on evaluation or covered by letters of intent are not included in backlog amounts. Unfilled orders and orders with respect to inventory held by customers on evaluation may be canceled by the customer. Accordingly, backlog levels are not a reliable indicator of future results, and there can be no assurance that orders in backlog or inventory held by customers on evaluation will ultimately be recognized as revenue.

MARKETING AND DISTRIBUTION
--------------------------

StorageTek markets its products and services globally, through a combination of a direct sales organization and indirect sales channels. The Company now maintains a presence in most major cities in the world. The Company operates sales and service offices throughout the United States and Europe, as well as Australia, Brazil, Canada, China, Japan, Malaysia, Mexico and Singapore, and sells its products and services through independent distributors, sometimes in tandem with direct sales and support service operations, located in Africa, Europe, South America and New Zealand.

The Company's direct sales organization includes sales representatives, service engineers, system engineers, system integrators, and administrative support staff. The Company's direct sales outside the United States are generally made by foreign sales subsidiaries. The Company's indirect channels include: OEMs, VARs, master resellers who supply product and services to VARs, VADs, system integrators that integrate StorageTek products with other hardware and software and independently provide marketing and support services to customers, and independent distributors, who primarily operate in geographic areas where StorageTek does not have a direct presence. Indirect channel sales account for an increasing portion of the Company's product sales revenue. In 1998 and 1997, the Company's indirect distribution channel accounted for approximately 46% and 40%, respectively, of the Company's total product and software revenue.

Expanding the distribution channels for its products, services and software is important to the Company's long-term success. A significant indirect channel partnership includes the Company's non-exclusive, worldwide OEM agreement with IBM for disk products and software. The Company also has a number of OEM partners for tape products including, among others, Bull Alliance Compagnie, Dell Computer Corporation, Hewlett-Packard Company, NCR Corporation, Sequent Computer Systems Inc., Siemens Nixdorf, Silicon Graphics, Inc. and Unisys Corporation. The Company anticipates that the IBM OEM agreement will remain the major distribution channel in 1999 for Iceberg and SnapShot. The Company plans to devote significant resources in 1999 to expand the direct sales of Iceberg in anticipation of reduced sales levels to IBM in the future. There can be no assurances that the Company will be successful in developing a strong direct channel for these products.

The operations and financial conditions of the Company's indirect sales partners are important to the Company's success. A significant reduction or delay in sales to a major reseller could adversely affect the Company's operating results. The Company's reliance on its indirect sales partners may adversely affect future support service revenue, as OEM customers and some resellers generally provide maintenance for their own products.

Revenue from outside the United States accounted for approximately 37% of total revenue in 1998, 34% in 1997, and 41% in 1996, which includes sales to end-users, resellers and distributors. In each of these three fiscal periods, over two-thirds of the Company's revenue originating outside the United States was derived from Europe, with the majority of the balance coming from Japan, Australia and Canada. The Company is subject to various risks associated with conducting business outside the U.S. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- International Operations and Market Risk Management/Foreign Currency Exchange Risk, and -- Risk Factors That May Affect Future Results -- Euro Conversion," and Note 12 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS of this Form 10-K for a discussion of risk factors associated with the Company's international business, which information is incorporated by reference into this Part I, Item 1.

MANUFACTURING AND MATERIALS
---------------------------

The Company's primary manufacturing and assembly facilities are located in Colorado, Puerto Rico, Minnesota and France. All of the Company's manufacturing facilities are currently in compliance with the ISO 9001 or 9002 international quality standards.

StorageTek manufactures certain key components for its products. In addition, a substantial portion of the Company's production costs is related to the purchase of subassemblies, parts and components for its products from vendors located within and outside the United States. The balance of the Company's production costs relates to in-house manufacturing, assembly and testing. In particular, the Company manufactures its own read/write heads for the 9840 tape drive product. The successful manufacture of such heads gives the Company a competitive edge in that it has developed a key proprietary design and manufacturing technologies. However, due to the sophisticated nature of the exacting manufacturing process steps associated with tight physical, electrical and chemical tolerances, the Company must rely on its own skilled personnel and capital intensive resources to meet customer demand for products incorporating its tape head technologies. Even within a cleanroom environment, minor equipment malfunctions in any one of many manufacturing process steps due to factors such as extraneous chemical contaminants, ambient particulate, power surges, optical misalignments, timing or temperature variations could halt production for an indeterminate amount of time. To help mitigate these risks, the Company is working to establish, staff and qualify a second tape head manufacturing line facility located near the present manufacturing operations.

Certain of the parts and components included in the Company's products are obtained from a single source or a limited group of suppliers. In particular, Imation Corporation is a single source supplier for the 9840 tape cartridges, and the Company is dependent upon Sumitomo Corporation for materials used in the Company's tape drive recording heads. The Company is also dependent on IBM for disk drives used in the Company's Iceberg product which are sold to IBM under an OEM agreement and which the Company sells through its own direct sales channel. Dependence upon single or limited source vendors involves a number of risks, including the possibility of a shortage of key components, longer lead times, and reduced control over production and delivery schedules.

The Company has long-term supply contracts with certain vendors and suppliers; the remaining parts and components are obtained by delivering purchase orders to vendors specifying the required components. These vendors are not obligated to supply products for an extended period at specific quantities and prices. See
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Results -- Sole Source Suppliers," of this Form 10-K for a discussion of factors that may affect the Company's ability to obtain materials from sole source suppliers, which information is incorporated by reference into this Part I, Item 1.

COMPETITION
-----------------

The markets for the Company's products, services and software are intensely competitive and are subject to continuous, rapid technological change, frequent product performance improvements, short product life cycles and aggressive pricing. The Company competes in a number of markets that include a broad spectrum of customers. The Company competes primarily on the basis of technology, product availability, performance, quality, applications and industry solutions, reliability, price, distribution and customer service. The Company believes that its ability to compete depends on a number of factors, both within and outside of its control. These factors include the price and cost of the Company's and its competitors' product offerings, the timing and success of new products and applications, product introductions by the Company's competitors, and general economic and business conditions within and outside the United States. Strong competition has resulted in price reductions in the past and the Company expects this trend to continue.

The Company expects that the markets for its products, services and software, and its competitors within such markets, will continue to change in response to shifting customer storage requirements and technological advances. The Company's competitors include, among others, Compaq Computer Corporation, EMC Corporation, Hewlett-Packard Company, Hitachi Ltd., IBM and Sun Microsystems, Inc. A number of the Company's competitors have significantly greater market presence and financial resources than the Company.

The Company is focusing significant resources on product offerings for the client-server market. Competition in the client-server market is aggressive and is based primarily upon performance, quality, system scalability, price, service and name recognition. The client-server market includes a wide range of customers including customers outside of the Company's traditional customer base. Many of the Company's potential customers in the client-server market purchase their storage requirements as part of a bundled product, which may provide a competitive advantage to the Company's rivals. The Company expects to address a number of these competitive factors through its SAN strategy, which emphasizes an open, intelligent and integrated storage solution, and is capable of operating in a range of environments, and by developing distribution relationships with its competitors. The Company anticipates that the competition in the SAN market will intensify in the future as its competitors aggressively seek to position themselves to take advantage of the shift in customer demands. The SAN market is characterized by various alliances formed to promote industry standards and deliver tested, interoperable SAN technology. The Company is a member of several associations, which also include the Company's competitors. In addition, a number of the Company's competitors in the product, services and software markets have formed alliances with the stated objective of developing interoperable SAN solutions. For example, 3Com Corporation, Legato Systems, Inc. and MTI Technology Corporation have formed an alliance to deliver tested SAN solutions. In the storage management software market, the Company competes with vendors with which it has established partnerships, including that of Legato Systems, Inc. and VERITAS Software Corporation.

The Company works with third-party maintenance service providers and, in connection with specific projects, the Company partners with established companies to provide consulting services. The Company's ability to compete in the services markets is dependent upon its ability to attract and retain highly skilled technical professionals and the price, flexibility, reliability, quality and price competitiveness of the Company's solutions.

NEW PRODUCT DEVELOPMENT
--------------------------------------

StorageTek invests substantial resources to develop new products, software and enhancements. In 1998, 1997 and 1996, the Company incurred research and development costs for these product and software development activities of approximately $235 million, $210 million and $176 million, respectively. In order to expand the Company's access to new technologies and reduce the amount of time necessary to bring new products to the market, the Company in the past has acquired other companies and has entered into joint development and other similar relationships. For example, the Company has an OEM agreement with IBM under which IBM has financed certain research and development activities conducted by the Company associated with mainframe disk products. In 1998 and 1997, the Company received approximately $50 million and $46 million, respectively, of research and product development funding from third parties. The Company anticipates that its research and development costs will increase during 1999 as the funding from third parties is expected to decrease, and as a result of the Company's commitment to invest resources to develop new products and software.

As of December 25, 1998, approximately 1,500 employees were engaged on a full-time basis in engineering and product development activities, primarily at several facilities located in the United States, including Colorado and Minnesota, and at facilities located in France and Australia. For further discussion of risk factors concerning product development, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors that May Affect Future Results -- New Products, Markets and Distribution Channels," of this Form 10-K, which information is incorporated by reference into the Part I, Item 1.

PATENTS AND LICENSES
------------------------------

StorageTek's ability to compete is affected by its ability to protect its proprietary information. StorageTek protects its proprietary rights through a combination of patents, trademarks, copyrights, confidentiality procedures, trade secret laws and licensing arrangements. The Company's policy is to apply for patents, or other appropriate proprietary or statutory protection, in both the United States and selected foreign countries to establish its proprietary rights in new or improved technology. StorageTek currently holds approximately 400 United States patents, as well as foreign counterparts to many of these patents in selected countries, covering various aspects of its products. These patents will expire from 1999 through 2017. The Company also has pending in the United States numerous patent applications, including several that have been allowed and are expected to be formally issued, as well as pending foreign counterparts to many of these applications. In addition, StorageTek has licenses to use patents held by others. For example, under the OEM agreement between IBM and the Company, IBM has granted StorageTek both royalty-bearing and royalty-free licenses to use technology developed under the agreement. Taken as a whole, these assets are material to the Company's business. However, no individual patent, license or other item of proprietary information is singularly material to the Company's business.

The Company has ongoing legal proceedings relating to certain of its patents. For a discussion of certain legal proceedings relating to the Company's patents, see Part I, Item 3, "Legal Proceedings" of this Form 10-K, which information is incorporated by reference into this Part I, Item 1.

ENVIRONMENT
-----------

Compliance with the provisions of federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material adverse effect on the financial results and operations of the Company. The Company did not have any material expenditures for environmental control facilities in 1998. The Company does not currently have pending and has not budgeted any material estimated expenditures for environmental control facilities during 1999. However, potential liability under environmental legislation is ongoing, regardless of whether or not the Company has complied with existing governmental guidelines. The Company has received notice from the State of Florida and the United States Environmental Protection Agency regarding a potential matter involving ground water contamination and remediation activities at a property located in Palm Bay/Melbourne, Florida. The Company is currently not able to predict the outcome or potential expenditures associated with this matter but does not expect that it will have a material adverse effect on the financial results and operations of the Company.

Government regulation of the environment and related compliance costs have increased in recent years. The Company cannot predict the nature or scope of future environmental laws or regulations, how they will be administered, or whether compliance will require substantial expenditures. Based upon currently available information, the Company expects future compliance with existing environmental regulations will have no material effect on the financial results and operations of the Company.

RISKS ASSOCIATED WITH THE YEAR 2000
-----------------------------------

The Company's product lines include information storage products and software that collect, move, share, store and protect data. In order to properly process data, the Company's products must successfully manage and manipulate data that includes both 20th and 21st century dates (be Year 2000 Ready). The Company has evaluated all of its currently offered products and software and believes that they are Year 2000 Ready, provided they have been upgraded to include all recommended engineering changes. However, there can be no assurance that the Company's current products and software will be Year 2000 Ready in all environments. In addition, the Company does not currently intend to develop modifications to certain of its older products to make them Year 2000 Ready and is in the process of notifying the affected maintenance customers of potential year 2000 problems with older products and software in order to raise their awareness.

The Company is in the process of assessing its year 2000 readiness, and is replacing many of its internal information systems. These programs, the projected costs associated with these programs, the status of the Company's assessment of the year 2000 readiness of its key suppliers and vendors, and certain risks arising from the year 2000 are discussed in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors That May Affect Future Results -- Information Systems Transition, and -- Risks Associated with the Year 2000", of this Form 10-K, which information is incorporated by reference into this Part I, Item 1.

EMPLOYEES
---------

The Company employed approximately 8,700 persons on a full-time basis worldwide as of December 25, 1998. The Company's future success is dependent, in part, on its ability to attract, retain and motivate highly skilled personnel.

OTHER MATTERS
-------------

The Company's results historically have experienced seasonality, with increased revenue in the Company's fourth quarter compared to other quarters because customers tend to make purchase decisions near the end of the calendar year. There can be no assurance that this historical trend will continue in 1999 and that revenue during the fourth quarter will be higher than any other quarter.

During 1998, sales of the Company's disk products to IBM accounted for approximately 20% of the Company's total revenue. Approximately 15% of the Company's outstanding accounts receivable balance on December 25, 1998, was due from IBM. No other single customer accounted for 10% or more of the Company's total revenue in 1998.

No material portion of the Company's business is subject to contract termination at the election of the United States government.

Reference is made to the following NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS set forth in Part IV, Item 14, of this Form 10-K for certain additional information, which information is incorporated by reference herein:

     Note 5 Description of the Company's credit facilities, debt and lease obligations.

     Note 8    Description of the Company's common stock.

     Note 12 Description of the Company's financial instruments and off-balance-sheet risks.

     Note 13 Information on the operations of business segments and in geographic areas. See also Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- International Operations and Market Risk Management/ Foreign Currency Exchange Risk," for further discussion of the risks associated with the Company's foreign operations.

Reference is also made to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K, for information regarding liquidity, including working capital practices and risk factors that may affect future results.

ITEM 2.  PROPERTIES

StorageTek conducts its operations worldwide and occupies both leased and owned facilities. At the present time, such facilities are adequate for the Company's purposes.

Colorado. StorageTek occupies facilities in 17 separate buildings in Boulder County, Colorado, comprising approximately 2.0 million square feet. The Company owns facilities with approximately 1.6 million square feet; the remaining space is leased. These facilities include StorageTek's executive offices, as well as manufacturing, research and development, and spare parts storage facilities. Substantially all of the Boulder County space is fully utilized. The Company also leases approximately 62,500 square feet of office space located nearby Jefferson County, Colorado.

Other United States Properties. StorageTek owns approximately 200,000 square feet of manufacturing facilities in the Palm Bay/Melbourne, Florida, area. A majority of this space is leased to a third party. The Company owns 200,000 square feet of manufacturing, research and development, and administrative facilities in the Minneapolis, Minnesota, area, which is approximately 85% utilized. The Company occupies manufacturing facilities in Puerto Rico, of which approximately 78,000 square feet are owned and 50,000 square feet are leased. The facilities in Puerto Rico are fully utilized. The Company also leases office and customer facilities throughout the United States at approximately 140 locations comprising approximately 850,000 square feet.

International Properties. StorageTek leases approximately 200,000 square feet of engineering, manufacturing and marketing facilities in Toulouse, France, which are approximately 75% utilized. In addition, StorageTek leases facilities at locations throughout the world, primarily for sales and customer support activities, spare parts storage, and limited research and product development activities. The Company maintains offices in 16 locations in Canada comprising approximately 100,000 square feet, two offices in Latin America comprising 8,000 square feet, over 70 offices in Europe comprising approximately 455,000 square feet, and 12 offices in the Asia/Pacific region comprising approximately 80,000 square feet. Many of the Company's leases throughout the world contain renewal rights, cancelation rights and rights of first refusal on contiguous expansion space.

ITEM 3. LEGAL PROCEEDINGS

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties. The suit sought injunctive relief and damages in the amount of $2.4 billion. On December 28, 1995, the court dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals. In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. In December 1997, the Colorado Supreme Court rejected the Company's petition seeking a reversal of this decision. A new trial date has not been set. The case is in the discovery phase.

On June 29, 1995, Odetics, Inc. (Odetics) filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorney's fees and costs. In February 1996, a jury found that the Company's products did not infringe the 151 Patent. Odetics appealed and in June 1997, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's ruling and remanded the case back to the District Court for further proceedings. On March 27, 1998, a second trial was held and a jury found that a pass-through port in certain of the Company's tape library products willfully infringed the 151 Patent and awarded actual damages to Odetics of $70.6 million. On July 31, 1998, the Court granted the Company's motion for judgment as a matter of law, overturning the jury's verdict, and entered judgment in favor of the Company. On August 10, 1998, Odetics appealed the judgment to the U.S. Court of Appeals for the Federal Circuit, and on August 26, 1998, the Company filed a cross-appeal. These appeals are pending before the U.S. Court of Appeals. Oral arguments on the appeal are scheduled for April 1999.

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

On October 3, 1995, certain former employees of the Company filed suit in the U.S. District Court for the District of Colorado against the Company. The amended suit alleges violations of the Age Discrimination in Employment Act
(ADEA) and the Employee Retirement Income Security Act (ERISA) between the period of April 13, 1993, and December 31, 1996. On November 26, 1997, the Court granted the plaintiffs' request to proceed as a collective action on the ADEA claims. On November 9, 1998, the Court granted the plaintiffs' request to proceed as a class on the ERISA claims. Approximately 1,300 persons are eligible members of the ERISA class, which includes approximately 400 members of the ADEA class. The Company has appealed the Court's certification of the ERISA class. The plaintiffs seek, among other things, compensatory damages in an unspecified amount, including the value of back pay and benefits; reinstatement as employees or alternatively the value of future earnings and benefits; and exemplary or liquidated damages. The Company has filed an answer denying both the ADEA and ERISA claims. The case is in the discovery phase and a trial date has been set for October 1999.

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

Information concerning these legal proceedings is also contained in Note 7 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included in Part IV, Item 14, of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of StorageTek security holders during the fourth quarter of the fiscal year ended December 25, 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons were serving as executive officers of the Company as of March 5, 1999.

NAME                                                   POSITION WITH COMPANY                        AGE
-------------------------------------------------------------------------------------------------------
David E. Weiss                      Chairman of the Board, President and Chief Executive Officer     54

Victor M. Perez                     Executive Vice President and Chief Operating Officer             48

Roger D. Archibald                  Vice President and General Manager, Enterprise Disk Business
                                      Group                                                          46
Thomas G. Arnold                    Vice President and Corporate Controller                          37

Jeffrey M. Dumas                    Corporate Vice President and General Counsel                     53

Gary D. Francis                     Vice President and General Manager, Enterprise Nearline
                                      Business Group                                                 51
Robert S. Kocol                     Corporate Vice President and Chief Financial Officer             42

Jean Reiczyk                        Corporate Vice President and General Manager, Solutions
                                      Business Group                                                 49
Bruce S. Taafe                      Vice President, International Field Operations                   55

Joan M. Wrabetz                     Vice President and General Manager, SAN Operations               39

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

Mr. Perez was appointed to serve as Executive Vice President and Chief Operating Officer in January 1999. Prior to this appointment, from October 1997 to January 1999, he served as Executive

Vice President, Enterprise Operations. From June 1996 to October 1997, he served as Corporate Vice President and General Manager, Enterprise DASD and International Manufacturing. From November 1995 to June 1996, Mr. Perez served as Corporate Vice President Worldwide Manufacturing. Mr. Perez was appointed Corporate Vice President in November 1994 and has been employed by the Company in various other capacities since 1979.

Mr. Dumas joined the Company in August 1998, and serves as Corporate Vice President and General Counsel. From April 1995 to August 1998, Mr. Dumas served as Vice President and General Counsel of Symbios, Inc. He served as Group Counsel-Work Stations Division at Silicon Graphics, Inc., a computer products company, from 1992 to 1995.

Mr. Kocol was appointed Corporate Vice President and Chief Financial Officer in December 1998. Prior to this appointment, from 1996 to 1998, he served as Vice President of Financial Planning and Operations. In 1991, Mr. Kocol joined the Company's financial group located in Colorado, as Director of Financial Operations. He was subsequently promoted to Director of Worldwide Field Operations Finance and Administration. Mr. Kocol has been employed by the Company in various other capacities since 1980.

Mr. Arnold was appointed Vice President and Corporate Controller in April 1997. From November 1995 to April 1997, he served as Director of Worldwide Consolidation and Reporting. Mr. Arnold served as Manager of External Reporting from April 1991 to November 1995. Mr. Arnold has been employed by the Company in various other capacities since 1989.

Mr. Archibald joined the Company in July 1998, and serves as Vice President and General Manager, Enterprise Disk Business Group. Prior to joining the Company in 1998, he served in various management positions at Hewlett-Packard Company, a computer and imaging products company, most recently from 1993 to 1998, he served as Information Storage Group, Worldwide Marketing Manager.

Mr. Francis was appointed Vice President and General Manager of Nearline Business Group in February 1997. From September 1993 to February 1997, Mr. Francis served as Vice President of the Nearline Business, and from August 1992 to September 1993, served as Director of Strategic Planning. Mr. Francis has been employed by the Company in various other capacities since 1976.

Mr. Reiczyk was appointed Corporate Vice President and General Manager, Solutions Business Group, in February 1999, and served as Vice President and General Manager, Solutions Business Group from September 1997 to January 1999. Prior to joining the Company, Mr. Reiczyk served as Senior Vice President and Corporate Quality Officer at Global One, from March 1997 to September 1997. From 1994 to February 1997, he served as Vice President, Value Added Services, at AT&T Europe, a unit of AT&T, a telecommunications company.

Mr. Taafe was appointed Vice President, International Field Operations, in 1997. From 1995 to 1997, he served as Vice President, Asia Pacific Field Operations, and from 1994 to 1995, he was located in the Company's United Kingdom office and served as Vice President, International Operations.

Ms. Wrabetz joined the Company in May 1998, and serves as Vice President and General Manager, SAN Operations. Prior to joining the Company, from 1996 to April 1998, she served as Vice President of Tricord Systems Corp., a PC server vendor, and from 1990 to 1995, she served as Chief Executive Officer and President of Aggregate Computing Corp., a software company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Storage Technology Corporation is traded on the New York Stock Exchange under the symbol STK. The table below reflects the high and low closing sales prices of the common stock on the New York Stock Exchange composite tape as reported by The Wall Street Journal during each fiscal quarter of 1998 and 1997. The amounts shown reflect adjustments for the 2-for-1 stock split effected in the form of a 100% stock dividend that was completed on June 26, 1998. On December 25, 1998, there were 11,719 record holders of common stock of StorageTek.

1998                                       High                            Low
--------------------------------------------------------------------------------
First Quarter                             $37.750                        $28.657
Second Quarter                             43.938                         37.719
Third Quarter                              50.188                         21.750
Fourth Quarter                             39.625                         21.625

1997                                       High                            Low
--------------------------------------------------------------------------------
First Quarter                             $26.938                        $18.625
Second Quarter                             23.063                         17.000
Third Quarter                              27.000                         22.563
Fourth Quarter                             33.188                         24.000

Dividends
---------

StorageTek has never paid cash dividends on its common stock. The Company currently plans to continue to retain future earnings for use in its business. The Company's existing credit agreements contain provisions restricting the payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following data, insofar as it relates to the three fiscal years 1996 through 1998 (except for the 1996 Balance Sheet Data), has been derived from the consolidated financial statements appearing elsewhere herein, including the Consolidated Balance Sheet as of December 25, 1998, and December 26, 1997, and the related Consolidated Statement of Operations for each of the three years in the period ended December 25, 1998, and notes thereto. The data, insofar as it relates to the Balance Sheet Data as of December 27, 1996, December 29, 1995, and December 30, 1994, and the Statement of Operations Data for the fiscal years 1995 and 1994, has been derived from the historical financial statements of the Company for such periods, restated as appropriate to reflect mergers accounted for as poolings of interests.

The following table data (in thousands of dollars, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                  YEAR ENDED DECEMBER
                                             --------------------------------------------------------------
                                                1998         1997         1996         1995         1994
                                             --------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Revenue                                      $2,258,222   $2,144,656   $2,039,550   $1,929,485   $1,871,350
Cost of revenue                               1,217,812    1,171,530    1,192,777    1,217,622    1,186,942
                                             ----------   ----------   ----------   ----------   ----------
  Gross profit                                1,040,410      973,126      846,773      711,863      684,408
Research and product development costs          234,677      209,526      176,422      187,275      206,083
Selling, general, administrative and other
 income and expense, net                        492,928      472,839      444,870      445,889      425,490
Restructuring and other charges                                                        212,207(b)     8,000(c)
                                             ----------   ----------   ----------   ----------   ----------
  Operating profit (loss)                       312,805      290,761      225,481     (133,508)      44,835
Interest income, net                              6,943       25,356        1,211        8,978        6,103
                                             ----------   ----------   ----------   ----------   ----------
  Income (loss) before income taxes and
   extraordinary item                           319,748      316,117      226,692     (124,530)      50,938
Provision for income taxes                     (121,500)     (84,300)     (55,900)     (17,800)     (18,900)
                                             ----------   ----------   ----------   ----------   ----------
  Income (loss) before extraordinary item       198,248      231,817      170,792     (142,330)      32,038
Extraordinary gain, net of taxes                                            9,535
                                             ----------   ----------   ----------   ----------   ----------
  Net income (loss)                          $  198,248   $  231,817   $  180,327   $ (142,330)  $   32,038
                                             ----------   ----------   ----------   ----------   ----------
                                             ----------   ----------   ----------   ----------   ----------
Basic earnings (loss) per common share: (a)
  Income (loss) before extraordinary item    $     1.91   $     1.93   $     1.52   $    (1.46)  $     0.19
  Net income (loss)                                1.91         1.93         1.61        (1.46)        0.19
Diluted earnings (loss) per common share: (a)
  Income (loss) before extraordinary item    $     1.86   $     1.89   $     1.43   $    (1.46)  $     0.19
  Net income (loss)                                1.86         1.89         1.50        (1.46)        0.19

BALANCE SHEET DATA
Working capital                              $  538,331   $  661,206   $  724,171   $  425,351   $  501,065
Total assets                                  1,842,944    1,740,017    1,884,276    1,888,629    2,144,458
Total debt                                      295,655       22,391      155,257      449,222      464,690
Stockholders' equity                            999,576    1,112,503    1,180,983      962,833    1,265,285

---------------

(a)Earnings per share data has been restated to reflect the effect of the 2-for-1 stock split in the form of a stock dividend on June 26, 1998.
(b)In 1995, the Company recognized restructuring charges of $167,175,000, litigation settlement charges of $30,680,000, and merger and consolidation charges of $14,352,000.
(c)In 1994, the Company recognized restructuring charges of $8,000,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL ASSUMPTIONS, ANTICIPATIONS, EXPECTATIONS AND FORECASTS CONTAINED IN THE FOLLOWING DISCUSSION REGARDING THE COMPANY'S FUTURE PRODUCT AND BUSINESS PLANS, FINANCIAL RESULTS, PERFORMANCE AND EVENTS ARE FORWARD-LOOKING STATEMENTS. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY BECAUSE OF A NUMBER OF RISKS AND UNCERTAINTIES. SOME OF THESE RISKS ARE DETAILED BELOW IN "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS FORM 10-K.

STATEMENTS MADE HEREIN ARE ACCURATE ONLY AS OF THE DATE OF FILING THIS FORM 10-K WITH THE SECURITIES AND EXCHANGE COMMISSION AND MAY BE RELIED UPON ONLY AS OF THAT DATE. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE INFORMATION ON FORECASTS CONTAINED HEREIN, EXCEPT AS MAY BE OTHERWISE REQUIRED BY LAW.

GENERAL
-------

The Company reported net income for the year ended December 25, 1998, of $198.2 million on revenue of $2.26 billion, compared to net income for the year ended December 26, 1997, of $231.8 million on revenue of $2.14 billion and net income for the year ended December 27, 1996, of $180.3 million on revenue of $2.04 billion.

Revenue increased 5% in 1998, compared to 1997, primarily due to increases in revenue from storage services and storage management software. Revenue from storage products increased slightly in 1998 as compared to 1997. Gross profit margins increased to 46% in 1998 as compared to 45% in 1997, primarily due to increased sales of higher-margin storage management software. The increased margins from storage management software were partially offset by decreased margins from storage services. Net income decreased 15% in 1998 compared to 1997, due to an increase in the effective tax rate.

Revenue increased 5% in 1997 compared to 1996, due to revenue increases in all segments of the Company's business. Revenue during 1997 was reduced by unfavorable foreign currency exchange rate movements, particularly in Europe. Gross profit margins increased to 45% in 1997 as compared to 42% in 1996, primarily due to increased margins associated with storage products and storage management software. This increase in margins was partially offset by decreased margins from storage services.

The Company's future revenue and operating results are significantly dependent upon effectively managing the introduction of new products and services; developing new applications for its products; the successful development of new distribution channels; the successful implementation of the new storage area network (SAN) strategy; and managing operating expenses. For the discussion of these and other risk factors, see "Risk Factors That May Affect Future Results" below.

The Company's cash and short-term investments balances decreased $101.6 million during 1998 due primarily to cash payments of $359.4 million associated with the Company's common stock repurchase programs and net investments in property, plant and equipment of $116.9 million. These payments were partially funded by net borrowings under the Company's credit facilities of $273.2 million, cash generated from operating activities of $88.1 million, and a reduction of short-term investments of $77.3 million. Cash generated from operating activities decreased to $88.1 million in 1998, as compared to $446.7 million in 1997, primarily as a result of increased cash paid to suppliers and employees. The increased cash paid to suppliers and employees was primarily a result of cash paid for additional inventory on hand at December 25, 1998, for new product ramp-up, and cash payments in 1998 to reduce accrued liabilities outstanding at December 26, 1997. The accrued liabilities at December 26, 1997, were higher than at December 25, 1998, primarily as a result of employee bonus and profit sharing, and restructuring accruals. The Company's cash balances decreased $132.1 million during 1997. Net cash flows generated from operations in 1997 of $446.7 million were more than offset by the repurchase of 18.3 million shares of the Company's common stock at a cost of $485.0 million, investments in property, plant and equipment of $65.9 million and an increase in short-term investments of $48.1 million.

The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information and revenue by segments.

                                                               Year Ended December
                                                   -------------------------------------------
                                                   1998             1997             1996
                                                   -------------------------------------------
Storage products:
  Tape products                                     43.1%            45.0%            46.7%
  Disk products                                     20.6             20.6             18.2
  Network products                                   3.6              4.1              6.3
                                                   -----            -----            -----
          Total storage products                    67.3             69.7             71.2
Storage services                                    28.1             27.2             26.6
Storage management software                          4.6              3.1              2.2
                                                   -----            -----            -----
          Total revenue                            100.0            100.0            100.0
Cost of revenue                                     53.9             54.6             58.5
                                                   -----            -----            -----
          Gross profit                              46.1             45.4             41.5
Research and product development costs              10.4              9.8              8.6
Selling, general, administrative and other income
  and expense, net                                  21.8             22.0             21.8
                                                   -----            -----            -----
          Operating profit                          13.9             13.6             11.1
Interest income, net                                 0.3              1.1
                                                   -----            -----            -----
          Income before income taxes and
            extraordinary item                      14.2             14.7             11.1
Provision for income taxes                          (5.4)            (3.9)            (2.7)
                                                   -----            -----            -----
          Income before extraordinary item           8.8             10.8              8.4
Extraordinary gain, net of income taxes                                                0.4
                                                   -----            -----            -----
          Net income                                 8.8%            10.8%             8.8%
                                                   -----            -----            -----
                                                   -----            -----            -----

REVENUE
-------

STORAGE PRODUCTS

The Company's storage products revenue includes sales of tape, disk, and network products. Revenue generated from storage products increased 2% in 1998, as compared to 1997, and 3% in 1997, as compared to 1996. These increases are primarily due to increases in revenue from disk products.

TAPE PRODUCTS

Tape product revenue increased 1% in 1998, as compared to 1997. Revenue from TimberWolf(TM), a family of automated tape libraries designed for the client-server market; and PowderHorn(R) 9310, an automated cartridge system library; increased in 1998, as compared to 1997, but was offset by decreased revenue from TimberLine(R)- 9490, a 36-track cartridge subsystem, and earlier generation tape products. The decrease in TimberLine revenue is primarily the result of an increase in pricing pressure and delays during the second half of 1998 in customer purchase decisions associated with the evaluation of the Company's new 9840, a high-performance tape drive. The 9840 tape drive became generally available and provided initial revenue contribution in December 1998.

Tape product revenue increased 1% in 1997, as compared to 1996, primarily due to increased revenue from TimberWolf and RedWood(R) SD-3, a high-capacity cartridge subsystem. This increase was offset by decreased revenue from earlier generation tape products, TimberLine, and PowderHorn. The decrease in TimberLine revenue was primarily a result of an increase in pricing pressure. Tape product revenue was unfavorably affected by foreign currency exchange rate movements during 1997.

DISK PRODUCTS

Disk product revenue increased 5% in 1998, as compared to 1997, primarily due to increased revenue from the OPENstorage(TM) Disk subsystem, a family of disk products for the client-server market. While unit sales of the Iceberg(R) disk storage product for the mainframe market increased in 1998 as compared to 1997, the revenue remained unchanged due to price decreases provided for under the terms of an OEM agreement with IBM. A significant portion of the Company's total revenue in 1998 was derived from sales of disk products to IBM. See "Risk Factors That May Affect Future Results -- Dependence on IBM," for discussion of the risks associated with IBM.

Disk product revenue increased 20% in 1997, as compared to 1996, primarily due to increased revenue from disk products sold to IBM under the OEM agreement, and OPENstorage Disk subsystems.

NETWORK PRODUCTS

Network product revenue decreased 5% in 1998, as compared to 1997, and decreased 32% in 1997 as compared to 1996. The decreases are primarily due to reduced revenue from the earlier generation connectivity products.

Future revenue growth in the Company's storage products is significantly dependent upon increased manufacturing volumes for the new 9840 tape drive, developing new business solution applications for storage products, developing new products and distribution channels for the client-server disk market, increasing the direct sales of Iceberg, and successfully implementing the SAN strategy. See "Risk Factors That May Affect Future Results -- New Products, Markets and Distribution Channels," for discussion of the risks associated with the manufacture of new products.

STORAGE SERVICES

Storage services include support service revenue from the Company's and third party storage products, as well as integration service revenue associated with new applications, IT business consulting and technology services revenue. Storage services revenue increased 9% in 1998, as compared to 1997, primarily due to an increase in storage products under maintenance contracts and growth in the multi-vendor support services area.

Storage services revenue increased 8% in 1997, as compared to 1996, primarily due to an increase in consulting services revenue. The revenue from product maintenance was relatively unchanged in 1997 as compared to 1996.

Future revenue growth from storage services is significantly dependent on the Company's initiative to drive consulting services as part of a packaged solution with products and software to address customer information storage requirements. Storage services revenue is also dependent on the Company's continued success in capturing the maintenance business for its products as the indirect sales channel expands and the Company focuses on the client-server market.

STORAGE MANAGEMENT SOFTWARE

Storage management software revenue increased 58% in 1998 as compared to 1997, primarily due to increased revenue from SnapShot(TM), software designed for use with the Company's Iceberg product; and Virtual Storage Manager (VSM), a software driven data storage management solution designed to improve performance, cartridge utilization, and overall storage management. The increase in SnapShot revenue was primarily due to increased OEM sales to IBM. VSM became available and brought initial revenue contribution in December 1998. Storage management software revenue increased 47% in 1997, as compared to 1996, primarily due to increased sales of SnapShot.

Future revenue growth from storage management software is significantly dependent upon gaining market acceptance for VSM. There can be no assurances that the Company will be successful in gaining market acceptance for VSM. In addition, the Company must develop new distribution channels for SnapShot, which is currently distributed primarily by IBM under an OEM agreement. See "Risk Factors That May Affect Future Results -- Dependence on IBM," for discussion of the risks associated with IBM.

GROSS PROFIT
------------

Gross profit margins increased to 46% in 1998, as compared to 45% in 1997, primarily due to the increased sales of higher-margin storage management software and improved efficiencies associated with the manufacture of storage products. This increase in gross profit was partially offset by reduced margins associated with storage services. The decrease in storage service margins is due primarily to increased pricing pressures associated with maintenance of storage products in the client-server market and reduced margins associated with the Company's consulting services.

Gross profit margins increased to 45% in 1997, as compared to 42% in 1996, primarily due to increased manufacturing volumes and improved manufacturing efficiencies associated with storage products, and increased sales of higher-margin storage management software. This increase was partially offset by a decrease in gross margins associated with storage services. The decrease in storage services gross margins reflects the reduced margins associated with the Company's consulting services. Gross margins in 1997, as compared to 1996, also benefited from a change in the classification of advanced manufacturing costs of approximately $34.7 million, which are included within research and product development costs in the 1997 Consolidated Statement of Operations.

The markets for most of the Company's products and services are subject to intense price competition. In addition to the price competition in the markets, the Company is subject to scheduled price reductions under the terms of the OEM agreement with IBM. The Company anticipates that price competition for its products will continue to be a major factor. Gross margin as a percent of revenue is expected to be impacted as the Company increases its market presence in the lower-margin client-server market and as a result of incremental start-up costs associated with the new products introduced in the fourth quarter of 1998. The Company's ability to sustain or improve gross margins is significantly dependent upon its ability to continue to reduce manufacturing costs and to continue to increase sales of higher-margin storage management software. Storage product and storage management software gross margins may be affected in future periods by inventory reserves and writedowns resulting from rapid technological changes and delays in gaining market acceptance for new products. Storage services margins may be adversely affected in the future as a result of increased competition and lower margins associated with the Company's consulting services.

RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------

Research and product development expenditures increased 12% in 1998, as compared to 1997. The increased investment in new development activities during 1998 was partially offset by the receipt of approximately $50 million of research and product development funding from third-parties. Research and product development expenditures increased 19% in 1997, as compared to 1996. Research and product development costs for 1997, as compared to 1996, include incremental costs of approximately $34.7 million associated with a change in the classification of costs associated with certain advanced manufacturing activities that were previously included within cost of revenue. Increased investments during 1997 in developing new products were offset by the receipt of approximately $46 million of research and product development funding from third-parties.

The Company's research and development costs are expected to continue to increase in 1999 as a result of the significant product development activities currently under way and an anticipated decline in the level of funding received from third-parties in 1999, as compared to 1998. The Company anticipates that the expected increase in research and product development expense as a result of the decreased funding, will be partially offset due to reduced spending as the Company is consolidating various research and product development efforts.

SELLING, GENERAL, ADMINISTRATIVE AND OTHER
------------------------------------------

Selling, general, administrative and other income and expense (SG&A) increased 4% in 1998, as compared to 1997. The increase is primarily because of spending on internal business and financial information systems, selling expenses associated with the Company's storage product sales and branding initiatives. The increase was partially offset by reduced accruals for employee bonus and profit-sharing payments in 1998, as compared to 1997, as the Company did not attain certain financial goals in 1998. SG&A increased 6% in 1997, as compared to 1996, primarily because of spending on internal business and financial information systems, employee profit-sharing and bonus expenses associated with increased earnings levels, and selling expenses associated with the Company's storage product sales initiatives. SG&A during 1997 also includes gains realized on the sale of accounts receivable of $33.8 million in 1997.

Gains and losses associated with foreign currency transactions and translation adjustments, net of associated hedging results, are included in SG&A and aggregated a net loss of $0.4 million for 1998, compared to a net gain of $0.5 million in 1997 and a net loss of $0.5 million in 1996. See "International Operations" and "Market Risk Management/Foreign Currency Exchange Risk," for further discussion of the foreign exchange risks associated with the Company's international operations and the related foreign currency hedging activities.

INTEREST INCOME AND EXPENSE
---------------------------

Interest income decreased 49% in 1998, as compared to 1997, primarily as a result of a decrease in cash available for investment. Interest expense increased 77% in 1998, as compared to 1997, due to borrowing under the Company's unsecured credit facilities. See "Liquidity and Capital Resources -- Available Financing Lines," for further discussion of the Company's credit facilities. Interest income increased 10% in 1997, as compared to 1996, primarily as a result of an increase in cash available for investment. Interest expense decreased 82% in 1997, as compared to 1996, as the Company redeemed all of its outstanding convertible debentures.

INCOME TAXES
------------

The Company utilized substantially all of its remaining United States net operating loss and tax credit carryforwards during 1997, which resulted in an increase in the Company's effective tax rate from 27% in 1997, to 38% in 1998.

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, management has determined that the Company will more likely than not realize $130.6 million of deferred income tax assets as of December 25, 1998. The Company's valuation allowance of approximately $25.9 million as of December 25, 1998, relates principally to net deductible temporary differences and net operating loss carryforwards associated with the Company's foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL

The Company's cash and short-term investments balances decreased $101.6 million during 1998 due primarily to cash payments of $359.4 million associated with the Company's common stock repurchase programs and net investments in property, plant and equipment of $116.9 million. These payments were partially funded by net borrowings under the Company's credit facilities of $273.2 million, cash generated from operating activities of $88.1 million, and a reduction of short-term investments of

$77.3 million. Cash generated from operating activities decreased to $88.1 million in 1998, as compared to $446.7 million in 1997, primarily as a result of increased cash paid to suppliers and employees. The increased cash paid to suppliers and employees was primarily a result of cash paid for additional inventory on hand at December 25, 1998, for new product ramp-up, and cash payments in 1998 to reduce accrued liabilities outstanding at December 26, 1997. The accrued liabilities at December 26, 1997, were higher than at December 25, 1998, primarily as a result of employee bonus and profit sharing, and restructuring accruals.

The Company's cash balances decreased $132.1 million from December 27, 1996, to December 26, 1997. Cash generated from operations of $446.7 million during 1997 was more than offset by the cash used to repurchase 18.3 million of the Company's common stock at a cost of $485.0 million. Net purchases of property, plant and equipment of $65.9 million and an increase in short-term investments of $48.1 million also contributed to the decrease in cash balances during 1997.

AVAILABLE FINANCING LINES

The Company has a $350 million unsecured revolving credit facility (the $350 million Revolver) which expires in October 2001. The credit limit available under the $350 million Revolver will be reduced by $12.5 million on the last day of each calendar quarter with the first reduction beginning December 31, 1998. The interest rates under the $350 million Revolver depend on the type of advance selected. The basic advance rate is not less than the London Interbank Offered Rate (LIBOR) plus .625% (approximately 6.25% as of December 25, 1998). The interest rate on the outstanding borrowings under the $350 million Revolver as of December 25, 1998, has varied from approximately 6.04% to 7.75%. As of December 25, 1998, the Company had borrowings of $195.0 million and had issued letters of credit for approximately $800,000 under the $350 million Revolver. The remaining available credit under the $350 million Revolver as of December 25, 1998, was approximately $154.2 million. The $350 million Revolver contains certain financial and other covenants, including restrictions on the Company's payment of cash dividends on its common stock.

The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $140 million at any one time. The agreement, which expires in January 2000, provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. As of December 25, 1998, the Company had outstanding borrowings of $81.7 million and had committed to borrowings between January 1999 and December 1999 in the cumulative principal amount of approximately $364.7 million. The notes must be repaid only to the extent of future revenue and obligations under the agreement are not cancelable by the Company or the bank. Gains and losses associated with changes in the underlying foreign currencies are deferred during the commitment period and recognized as an adjustment to the revenue supporting the note repayment at the time the bank purchases the promissory notes. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance and bear interest at rates no less than the LIBOR plus 0.35% (approximately 5.98% as of December 25, 1998). Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount not less than the outstanding promissory notes.

In January 1999, the Company entered into an additional $150 million unsecured revolving credit facility (the $150 million Revolver) which expires in January 2000. The interest rates under the $150 million Revolver depend on the type of advance selected. The basic advance rate is not less than the LIBOR plus 1.00%. The $150 million Revolver contains certain financial and other covenants, including restrictions on the payment of cash dividends on the Company's common stock.

The Company intends to continue to commit substantial working capital to research and product development projects, and the rollout of new products and services. The Company may invest in or acquire complementary businesses, products or technologies as market and business conditions warrant. The Company believes it has adequate working capital and financing capabilities to meet its anticipated operating and capital requirements for the next 12 months. Over the longer term, the Company may choose to fund these activities through the issuance of additional equity or debt financing. The issuance of equity or convertible debt securities could result in dilution to the Company's stockholders. There can be no assurance that such additional financing, if required, can be completed on terms acceptable to the Company.

TOTAL DEBT-TO-TOTAL CAPITALIZATION

The Company's total debt-to-capitalization ratio increased from 2% as of December 26, 1997, to 23% as of December 25, 1998, primarily due to short-term borrowings of $276.7 million under the Company's credit facilities, coupled with a decrease in stockholders' equity as a result of the Company's common stock repurchases. See "Liquidity and Capital Resources -- Working Capital" and Note 8 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion of the Company's common stock repurchase programs.

INTERNATIONAL OPERATIONS
------------------------

During 1998, 1997 and 1996, approximately 37%, 34% and 41%, respectively, of the Company's revenue was generated by its international operations. The decrease in international revenue during 1997 is principally because of a shift in sales of Iceberg and SnapShot from the Company's worldwide direct sales channel to OEM sales to IBM in the United States. The Company also sells other products and software through domestic indirect distribution channels that have end-user customers located outside the United States. The Company expects that it will continue to generate a significant portion of its revenue from international operations in the future. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe, principally Germany, France and the United Kingdom; Japan; Canada and Australia. An increase in the exchange value of the United States dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates. In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a foreign currency hedging program. See "Market Risk Management/Foreign Currency Exchange Risk," below.

The Company's international business may be affected by changes in demand resulting from global and localized economic and business conditions. The Company is subject to the risks of conducting business outside the United States, including changes in, or impositions of, legislative or regulatory requirements, tariffs, quotas, difficulty in obtaining export licenses, potentially adverse taxes, the burdens of complying with a variety of foreign laws and other factors outside the Company's control. There can be no assurances these factors will have no material adverse effect on the Company's business or financial results in the future.

MARKET RISK MANAGEMENT/FOREIGN CURRENCY EXCHANGE RISK
-----------------------------------------------------

The market risk inherent in the Company's financial instruments relates primarily to changes in foreign currency exchange rates. To mitigate the impact of foreign currency fluctuations, the Company seeks opportunities to reduce exposures through financing activities. Foreign currency options and forward exchange contracts are also used to reduce foreign currency exposures. All foreign currency options and forward exchange contracts are authorized and executed pursuant to the Company's policies. Foreign currency options and forward exchange contracts that are designated as and qualify as hedging transactions are subject to hedge accounting treatment. The Company does not hold or issue derivatives or any other financial instruments for trading purposes. See Note 12 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion of the Company's financial instruments and off-balance-sheet risks.

The Company has a financing agreement with a bank which provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. Gains and losses associated with changes in the underlying foreign currencies are deferred during the commitment period and recognized as an adjustment to the revenue supporting the note repayment at the time the bank purchases the promissory notes. See "Available Financing Lines," for a description of the financing agreement.

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

The Company also utilizes forward exchange contracts, generally with maturities of less than two months, to hedge its exposure to exchange-rate fluctuations associated with monetary assets and liabilities held in foreign currencies and anticipated revenues from its international operations. The carrying amounts of these forward exchange contracts equal their fair value as the contracts are adjusted at each balance sheet date for changes in exchange rates. Gains and losses on the forward exchange contracts used to hedge monetary assets and liabilities are recognized as incurred within SG&A on the Consolidated Statement of Operations as adjustments to the foreign exchange gains and losses on the translation of net monetary assets. Gains and losses on the forward contracts used to hedge anticipated revenues are recognized as incurred as adjustments to revenue.

A hypothetical 10% adverse movement in foreign exchange rates applied to the Company's foreign currency exchange rate sensitive instruments held as of December 25, 1998, and as of December 26, 1997, would result in a hypothetical loss of approximately $59.2 million and $26.6 million, respectively. The increase in the hypothetical loss for 1998 is primarily due to an increase in committed borrowings under the financing agreement. These hypothetical losses do not take into consideration the Company's underlying international operations. The Company anticipates that any hypothetical loss associated with the Company's foreign currency exchange rate sensitive instruments would be offset by gains associated with its underlying international operations.

The Company had outstanding borrowings under its $350 million Revolver at December 25, 1998. The interest rate on these borrowings is dependent on the LIBOR which is sensitive to interest rate changes. A hypothetical 10% adverse movement in the LIBOR applied to the borrowings would not have a material adverse effect on the Company's results of operations, cash flows, or financial position in 1999.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------

NEW PRODUCTS, MARKETS AND DISTRIBUTION CHANNELS

The Company's results of operations and competitive strength depend upon its ability to successfully develop, manufacture and market innovative new products and software. Short product life cycles are inherent to the high-technology market. The Company must devote significant resources to research and product development projects and effectively manage the risks inherent in new product transitions. Developing new technology and products is complex and involves uncertainties. Delays in product development, manufacturing, or in customer purchasing decisions can make product transitions difficult. In addition, product transitions make the process of production and inventory planning more difficult as the Company must accurately anticipate product mix and configuration demands, and accurately forecast inventory levels. The Company has experienced product development delays in the past that adversely affected the Company's financial results and competitive position. There can be no assurances that the Company will be able to successfully manage the development and introduction of new products and software in the future.

In December 1998, the Company's new 9840 tape drive and VSM software became available. The Company's financial results in 1999 are significantly dependent on increased manufacturing capacity and volumes for the 9840 tape drive and gaining market acceptance for VSM. The manufacture of new products involves integrating complex designs and processes, and collaborating with suppliers of key components from a sole-source supplier. A design flaw or the failure to obtain sufficient quantities of key components could adversely affect the Company's operating and financial results.

The Company historically has generated a significant portion of its revenue and operating profits from the mainframe market. While storage capacity in the mainframe market continues to increase, the rate of revenue growth has slowed as a result of significant price competition. The Company's future financial results are significantly dependent upon successfully competing in the rapidly growing client-server and SAN markets. The Company currently is making significant investments in developing new products, services and software for these markets. There can be no assurances that the Company will be successful in these activities.

The Company is increasing its reliance on indirect distribution channels, such as OEMs, value-added resellers and value-added distributors. Indirect channel activities make the Company's production and inventory planning more complex. The Company's operating and financial results may be adversely affected in the event an indirect partner establishes a new relationship with a competitor, delays or changes its purchasing patterns, or experiences financial difficulties. See "Dependence on IBM," below, for a discussion of issues associated with the Company's distribution channels for its disk products.

DEPENDENCE ON IBM

In 1998, approximately 20% of the Company's total revenue was derived from sales of products and software to IBM. The Company currently anticipates that in 1999, IBM will serve as the primary distribution channel for Iceberg and SnapShot. Under the worldwide, non-exclusive OEM agreement entered into during December 1997, IBM is not subject to any long-term volume purchase commitments. However, IBM does receive volume-purchase discounts. Because of the volume-purchase discounts included in the OEM agreement, the Company must continue to reduce costs and expenses associated with manufacturing the products in order to achieve the expected benefits of the agreement. The OEM agreement with IBM includes certain indemnities by the Company. The Company has received notice from IBM that it may seek indemnification from the Company in the event of an adverse outcome of a pending patent infringement lawsuit.

In December 1997, the Company and IBM agreed to a settlement with the United States Department of Justice (DOJ) concerning the Company's OEM relationship with IBM. The terms of the settlement are contained in a consent decree which was approved by the U.S. District Court for the District of Columbia on March 20, 1998. Under the terms of the consent decree, which expires in December 2002, the Company must develop complementary domestic distribution channels for delivery of certain disk products in 1999 or the Company could be subject to limitations on its sales to IBM in the future.

The Company's OEM agreement with IBM expires in December 2000. IBM has indicated that it is currently developing a competitive disk product. As a result, the Company anticipates that IBM will reduce its purchasing patterns in the future and may not extend the relationship with respect to future products and software. The Company is currently ramping-up its direct sales channel to drive increased sales of Iceberg and SnapShot during 1999. Failure to develop new distribution channels for the Company's disk products and software could adversely affect the Company's financial results.

COMPETITION

The markets for the Company's products, software and services are intensely competitive and are subject to continuous, rapid technological change, frequent product performance improvements, short product life cycles and aggressive pricing. The Company believes that its ability to remain competitive includes factors such as price and cost of the Company's and its competitors' product offerings, the timing and success of new products and offerings, and new product introductions by the Company's competitors. This competitive environment gives rise to aggressive pricing strategies and puts pressure on the Company's gross margins. The Company's competitors include, among others, Compaq Computer Corporation, EMC Corporation, Hewlett-Packard Company, Hitachi Ltd., IBM, and Sun

Microsystems, Inc. A number of the Company's competitors have significantly greater market presence and financial resources than the Company. In the highly competitive client-server market, a number of the Company's competitors are able to offer customers a bundled server and storage product, which may provide them a competitive advantage.

The Company expects to address some of these competitive issues through its SAN strategy, which is capable of operating in a range of environments. The SAN market is characterized by various alliances formed to promote industry standards and deliver tested, interoperable SAN technology. The Company is a member of several associations, which also include the Company's competitors. In addition, a number of the Company's competitors in the product, services and software markets have formed alliances with the stated objective of developing interoperable SAN solutions. For example, 3Com Corporation, Legato Systems, Inc. and MTI Technology Corporation have formed an alliance to deliver tested SAN solutions. In the storage management software market, the Company competes with vendors with which it has established partnerships, including that of Legato Systems, Inc. and VERITAS Software Corporation. The Company also anticipates that it will continue to establish distribution partnerships with other equipment manufacturers, software vendors and service providers to address competitive factors. There can be no assurances that the Company will be able to successfully compete against other companies in these markets.

VOLATILITY OF STOCK PRICE; EARNINGS FLUCTUATIONS; RESTRUCTURING

The trading price of the Company's common stock is subject to significant fluctuations. The Company's stock price may be impacted if the Company's revenue or earnings fail to meet the expectations of the investment community. The Company's stock price may also be affected by broad economic and market trends, which are unrelated to the Company's performance.

The Company's financial and operating results may fluctuate from quarter to quarter due to a number of reasons. In the past, the Company's results have followed a seasonal pattern, which reflects the tendency of customers to make their purchase decisions at the end of a calendar year. During any fiscal quarter, a disproportionately large portion of total product sales are completed in the last weeks and days of the quarter. These factors make the forecasting of revenue inherently difficult. The Company plans its operating expenses on the expected revenue and a revenue shortfall may cause results to be below expectation in that period. A shortfall in revenue could be caused by a number of factors, such as product and technology transitions announced by the Company or its competitors, delays in the availability of new products, changes in the purchasing patterns of the Company's customers and distribution partners, the timing of customers' acceptance of certain solutions, rapid price erosion, or global economic conditions.

The Company operates in the high-technology market which is inherently susceptible to rapid changes in customer demand, technological advances, and intense competition. In order to address these factors, the Company has restructured its business in the past in order to re-align its business with the market or establish a more cost efficient business structure. These restructurings have resulted in expenses which have adversely affected reported results of operations in the period the restructuring plan was adopted. There can be no assurance that changes in the Company's business or in its industry will not necessitate restructuring charges in the future.

SOLE SOURCE SUPPLIERS

The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and components. Many non-standard parts are obtained from a single source or a limited group of suppliers; however, there are other vendors who could produce these in satisfactory quantities after a period of pre-qualification and product ramping. Certain of the Company's key components and products are purchased from single suppliers that the Company believes are currently the only manufacturers of the particular components that meet the Company's qualification requirements and other specifications or for which alternative sources of supply are not readily available. In particular, Imation Corporation is a single source supplier for the 9840 tape cartridges, and the Company is dependent upon Sumitomo Corporation for materials used in the Company's tape drive recording heads. The Company is also dependent on IBM for disk drives used in the Company's Iceberg product which are sold to IBM under an OEM agreement and which the Company sells through its own direct sales channel.

Certain of the Company's suppliers have experienced occasional technical, financial or other problems in the past that have delayed deliveries, but without significant effect on the Company. An unanticipated failure of any sole source supplier to meet the Company's requirements for an extended period, or the inability to secure comparable components in a timely manner, could result in a shortage of key components, longer lead times, and reduced control over production and delivery schedules. These factors could have a material adverse effect on the Company's revenue and operating results. In the event a sole source supplier was unable or unwilling to continue to supply components, the Company would have to identify and qualify other acceptable suppliers. This process could take an extended period, and no assurance can be given that any additional source would become available or would be able to satisfy the Company's production requirements on a timely basis.

INFORMATION SYSTEMS TRANSITION

The Company is in the process of replacing many of its internal information systems with new, integrated information systems that are complex and that will affect numerous operational, transactional, financial and reporting processes. The transition to these new systems and processes is currently expected to be completed during the third quarter of 1999, and involves a number of risks and uncertainties. The Company must successfully manage the transfer of critical information to the new systems, the integration of these systems, and the implementation of associated process changes and employee training programs. The Company intends to conduct extensive tests on these new systems and processes prior to implementation; however, these tests may not be able to fully simulate the transition phase and day-to-day operating environment. There can be no assurance that the transition to the new information systems will cause no interruptions in the Company's critical business processes. Failure to successfully manage the transition could adversely affect the Company's operating and financial results.

RISKS ASSOCIATED WITH THE YEAR 2000

The Company's product lines include information storage products and software which collect, move, store, share, and protect data. In order to properly process data, the Company's products must successfully manage and manipulate data that includes both 20th and 21st century dates (Year 2000 Ready). The Company has evaluated all of its currently offered products and software and believes that they are Year 2000 Ready, provided they have been upgraded to include all recommended engineering changes. However, there can be no assurance that the Company's current products and software will be Year 2000 Ready in all environments. In addition, the Company does not currently intend to develop modifications to certain of its older products and software to make them Year 2000 Ready and is in the process of notifying the affected maintenance customers of potential year 2000 problems with older products and software in order to raise their awareness.

The Company generally believes that it is not legally responsible for costs incurred by its customers to achieve their year 2000 readiness. Should the Company's products and software fail to be Year 2000 Ready, however, the Company may experience increased warranty and other customer satisfaction costs. Since the year 2000 complications are not fully known and potential liability issues are uncertain, the effect of the year 2000 on the Company's warranty costs and financial results are not known at this time, but could be material in any given quarter.

The Company is currently in the process of replacing many of its internal information systems with new integrated information systems. See "Information Systems Transition" above. These new systems are believed to be Year 2000 Ready. The Company has also completed its assessment on its other critical internal information systems which are not being replaced and has implemented remediation programs on non-Year 2000 Ready systems. The Company has substantially completed assessing critical non-information systems to determine if they are Year 2000 Ready. The remediation programs for its information and non-information systems that are not Year 2000 Ready are expected to be substantially completed and tested by June 1999. The Company is currently formulating contingency plans in the event of a system failure or delay.

The costs incurred to date directly related to the Company's remediation activities total approximately $2 million. Future costs related to the remediation activities are not expected to exceed approximately $3 million; however, the amount may change as the year 2000 activities progress during 1999. These remediation costs do not include the costs associated with the Company's new information systems, which are expected to be Year 2000 Ready. The Company has invested approximately $35 million in these new information systems as of December 25, 1998, and the investment in these systems in 1999 is estimated to be approximately $15 million. While the Company has not yet completed its year 2000 remediation and testing activities on all of its information and non-information systems, the Company does not currently believe that these activities will have a material adverse effect on the Company's operations and financial results. Delays in implementing new internal information systems or a failure to fully identify all year 2000 dependencies in the Company's systems could have material adverse consequences, including delays in the delivery or sale of the Company's products, or cause the Company to incur unexpected additional costs.

The Company also has implemented a program to assess the possible effects on its operations of the year 2000 readiness of key suppliers and vendors and is in the process of receiving information concerning the suppliers' and vendors' Year 2000 Ready status. The Company's dependence on suppliers and vendors and, therefore, on the proper functioning of their information systems and software, means that their failure to address year 2000 issues could have a material effect on the Company's operations and financial results. The Company anticipates completing its assessment by the end of the first quarter of 1999. Based on the results of the assessment, the Company may identify alternative suppliers and vendors.

The effect that the year 2000 will have on customers' information technology spending patterns is uncertain at this time. The potential adverse consequences resulting from customers' year 2000 concerns could include, among others, decreased spending on new information storage systems during 1999 as customers complete their year 2000 testing activities and delays in customer purchase decisions once customers have verified the year 2000 readiness of their information systems. The demand for the Company's products worldwide could be adversely affected in the event these patterns were to materialize, which could have an adverse effect on the Company's operating and financial results.

EURO CONVERSION

Effective January 1, 1999, 11 of the 15 member countries of the European Union adopted a single European currency, the euro, as their common legal currency. Like many companies that operate in Europe, various aspects of the Company's business and financial accounting will be affected by the euro conversion and the transitions in the business environment resulting from the convergence of currencies. The Company continues to evaluate the European pricing strategies for its products and services and the implications of the euro conversion on its contractual agreements, tax strategy and foreign currency risk management strategy. The Company does not believe that the transition in the European market resulting from the euro conversion will impact the competitiveness of its products and services in Europe in the short-term, as significant price transparency already exists. There can be no assurances, however, that the conversion will not adversely affect the Company's pricing, tax, and currency hedging strategies, or business systems and processes in the future.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors required by this Item is incorporated by reference from the information set forth under the caption "Proposal 1 -- Election of Directors" in the Company's definitive Proxy Statement concerning the Annual Meeting of Stockholders to be held May 20, 1999 (the "1999 Proxy Statement"). The information concerning the Company's executive officers required by this Item is incorporated by reference to the information set forth under the caption "Executive Officers of the Registrant," in Part I of this Annual Report on Form 10-K.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers -- Section 16(a) Beneficial Ownership Reporting Compliance" in the 1999 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information under the captions "Compensation of Executive Officers" and "Director Compensation" in the 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the information under the caption "Voting Securities of the Company -- Security Ownership" in the 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information under the captions "Director Compensation" and "Compensation of Executive Officers" in the 1999 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

                                                                     PAGE
1.    Financial Statements:
      ---------------------
      Consolidated Balance Sheet at December 25, 1998, and
        December 26, 1997                                             F-1
      Consolidated Statement of Operations for the Years Ended
        December 25, 1998, December 26, 1997, and December 27,
        1996                                                          F-2
      Consolidated Statement of Cash Flows for the Years Ended
        December 25, 1998, December 26, 1997, and December 27,
        1996                                                          F-3
      Consolidated Statement of Changes in Stockholders' Equity
        for the Years Ended December 25, 1998, December 26, 1997,
        and December 27, 1996                                         F-4
      Notes to Consolidated Financial Statements                      F-5
      Report of Independent Accountants                              F-21
2.    Financial Statement Schedules:
      ------------------------------
      Schedule II -- Valuation and Qualifying Accounts and
        Reserves                                                     F-22

All other schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3.  Exhibits:
    ---------

    The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated by reference into this Annual Report on Form 10-K:

   3.1                      Restated Certificate of Incorporation of Storage Technology
                            Corporation dated July 28, 1987 (filed as Exhibit 3 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended September 25, 1987, and as Exhibit 3.1(ii) to the
                            Company's Quarterly Report on Form 10-Q, for the quarter
                            ended September 29, 1995, filed on November 13, 1995, and
                            incorporated herein by reference).
   3.2                      Certificate of Amendment dated May 22, 1989, to the Restated
                            Certificate of Incorporation dated July 28, 1987 (filed as
                            Exhibit (c)(1) to the Company's Current Report on Form 8-K
                            dated June 2, 1989, and incorporated herein by reference).
   3.3                      Certificate of Second Amendment dated June 2, 1992, to the
                            Restated Certificate of Incorporation dated July 28, 1987
                            (filed as Exhibit 3 to the Company's Quarterly Report on
                            Form 10-Q for the quarter ended June 26, 1992, and
                            incorporated herein by reference).
   3.4                      Restated Bylaws of Storage Technology Corporation, as
                            amended through November 11, 1998 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 19,
                            1998, and incorporated herein by reference).
   4.1                      Specimen Certificate of Common Stock, $0.10 par value of
                            Registrant (filed as Exhibit (c)(2) as to the Company's
                            Current Report on Form 8-K dated June 2, 1989, and
                            incorporated herein by reference).
   4.2                      Rights Agreement dated as of August 20, 1990, between
                            Storage Technology Corporation and First Fidelity Bank,
                            N.A., New Jersey, Rights Agent (filed as Exhibit 4.1 to the
                            Company's Current Report on Form 8-K dated August 20, 1990, and incorporated herein by reference).

   4.3                      Certificate of Designations of Series B Junior Participating
                            Preferred Stock (filed as Exhibit A to Exhibit 4.1 to the
                            Company's Current Report on Form 8-K dated August 8, 1990, and incorporated herein by reference).
   10.1(1)                  1987 Employee Stock Purchase Plan, as amended (filed as part of the Company's Registration Statement on Form S-8 filed
                            September 8, 1994, File No. 33-42818, and incorporated
                            herein by reference).
   10.2(1)                  1995 Equity Participation Plan (filed as Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1995, filed on August 11, 1995, and
                            incorporated herein by reference).
   10.3(1)                  Storage Technology Corporation MBO Plan (filed as Exhibit
                            10.1 to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended July 1, 1994, filed on August 12, 1994, and
                            incorporated herein by reference).
   10.4(1)                  Tenth Amendment and Restatement of Storage Technology
                            Corporation 1987 Employee Stock Purchase Plan (filed as
                            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                            for the quarter ended June 28, 1996, filed on August 12,
                            1996, and incorporated herein by reference).
   10.5(1)                  Storage Technology Corporation Amended and Restated Stock
                            Option Plan for Non-Employee Directors (filed as Exhibit
                            10.2 to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference).
   10.6(1)                  Employment Agreement between the Company and David E. Weiss, dated June 24, 1996 (filed as Exhibit 10.3 to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended June 28,
                            1996, filed on August 12, 1996, and incorporated herein by reference).
   10.7(1)                  Storage Technology Corporation 1995 Equity Participation
                            Plan, as amended September 1996 (filed as Exhibit 10.3 to
                            the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996, filed on November 8, 1996, and
                            incorporated herein by reference).
   10.8(1)                  Storage Technology Corporation 1995 Equity Participation
                            Plan, as amended February 1997 (filed as Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 27, 1997, filed on August 8, 1997, and
                            incorporated herein by reference).
   10.9                     Contingent Multicurrency Note Purchase Commitment Agreement
                            dated as of December 12, 1996, between the Company and Bank of America National Trust and Savings Association (filed as
                            Exhibit 10.29 to the Company's Annual Report on Form 10-K
                            for the year ended December 27, 1996, and incorporated
                            herein by reference).
   10.10                    Eleventh Amendment to the Storage Technology Corporation
                            1987 Employee Stock Purchase Plan, as amended (filed as
                            Exhibit 10.23 to the Company's Annual Report on Form 10-K
                            for the year ended December 26, 1997, and incorporated
                            herein by reference).
   10.11(1)                 Agreement between the Company and Gary Francis, dated August
                            19, 1997(filed as Exhibit 10.25 to the Company's Annual
                            Report on Form 10-K for the year ended December 26, 1997,
                            and incorporated herein by reference).
   10.12(1)                 Employment Agreement between the Company and Victor Perez, dated February 17, 1995 (filed as Exhibit 10.26 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 27, 1996, and incorporated herein by reference).

------------------------

1 Contract or compensatory plan or arrangement in which directors and/or officers participate.

   10.13(3)                 OEM Agreement between the Company and International Business
                            Machines Corporation ("IBM") dated December 18, 1997
                            (redacted copy filed as Exhibit 10.28 to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 26, 1997, and incorporated herein by reference).
   10.14(2)                 Amendment No. 1 to OEM Agreement dated March 19, 1998,
                            between the Company and IBM. Concurrent with the filing of this Annual Report on Form 10-K, the Company is submitting to the Commission a request for confidential treatment to
                            omit certain information pursuant to Rule 24b-2 of the
                            Securities Exchange act of 1934, as amended.
   10.15(2)                 Amendment No. 2 to OEM Agreement dated April 28, 1998,
                            between the Company and IBM. Concurrent with the filing of this Annual Report on Form 10-K, the Company is submitting to the Commission a request for confidential treatment to
                            omit certain information pursuant to Rule 24b-2 of the
                            Securities Exchange act of 1934, as amended.
   10.16(2)                 Amendment No. 3 to OEM Agreement dated September 19, 1998, between the Company and IBM. Concurrent with the filing of this Annual Report on Form 10-K, the Company is submitting to the Commission a request for confidential treatment to
                            omit certain information pursuant to Rule 24b-2 of the
                            Securities Exchange act of 1934, as amended.
   10.17(2)                 Amendment No. 4 to OEM Agreement dated September 19, 1998, between the Company and IBM. Concurrent with the filing of this Annual Report on Form 10-K, the Company is submitting to the Commission a request for confidential treatment to
                            omit certain information pursuant to Rule 24b-2 of the
                            Securities Exchange act of 1934, as amended.
   10.18                    Credit Agreement dated as of October 23, 1997, among the
                            Company and Bank of America National Trust and Savings
                            Association, as Agent, Swingline Bank, and Letter of Credit
                            Issuing Bank, and the other financial institutions party
                            thereto (filed as Exhibit 10.28 to the Company's Annual
                            Report on Form 10-K for the year ended December 26, 1997,
                            and incorporated herein by reference).
   10.19(2)                 Second Amendment to Second Amended and Restated Contingent
                            Multicurrency Note Purchase Commitment Agreement dated
                            November 20, 1998, between Bank of America National Trust
                            and Savings Association and the Company.
   10.20(1/2)               Employment Agreement between Bruce S. Taafe and the Company.
   21.0(2)                  Subsidiaries of Registrant.
   23.1(2)                  Consent of PricewaterhouseCoopers LLP.
   24.0(2)                  Power of Attorney (See Page 35).
   27.0(2)                  Financial Data Schedule.

(b) Reports on Form 8-K.

    ----------------------------

    On November 19, 1998, the Company filed a Current Report on Form 8-K, under
    Item 5, regarding the Company's announcement that on November 11, 1998, the Board of Directors approved an amendment to Article II, Section II, entitled "Stockholders -- Notice of Stockholder Business", of the Restated Bylaws of the Registrant. The amendment changes the advance notice period with respect to the submission of proposals to be presented by a stockholder at the Registrant's annual meeting of stockholders that are not intended to be included in the Registrant's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended. In order to be

------------------------

1 Contract or compensatory plan or arrangement in which directors and/or officers participate.

2   Indicates exhibits filed with this Annual Report on Form 10-K.

3   Confidential treatment granted on certain portion of this agreement.

    considered timely for purposes of the Registrant's 1999 Annual Meeting of Stockholders, a stockholder must provide notice of the stockholder's proposal to the Secretary of the Registrant on or after January 6, 1999 and on or before February 5, 1999. A stockholder's notice must set forth, as to each proposed matter: (a) a brief description of the business and reason for conducting such business at the meeting; (b) the name and address (as they appear on the Registrant's books) of the stockholder proposing such business, or the name and address of the beneficial holder or other party on whose behalf the proposal is made; (c) the class and number of shares of the Registrant owned by the stockholder or beneficial holder or other party on whose behalf the proposal is made; and (d) any material interest of the stockholder or beneficial holder or other party on whose behalf the proposal is made in such business. The presiding officer of the meeting may refuse to acknowledge any matter not presented in compliance with the foregoing procedure.

    On December 23, 1998, the Company filed a Current Report on Form 8-K, under
    Item 5, regarding the Company's announcement that on December 18, 1998, David E. Lacey, the Registrant's Executive Vice president and Chief Financial Officer, had resigned and that Robert S. Kocol had been appointed as Corporate Vice President and Chief Financial Officer.

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

Dated: March 5, 1999                        STORAGE TECHNOLOGY CORPORATION

                                            By: /s/  David E. Weiss
                                              ----------------------------------
                                              David E. Weiss
                                              Chairman of the Board,
                                              President and Chief Executive
                                                Officer
                                              (Principal Executive Officer)

                               POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David E. Weiss and Robert S. Kocol, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE

/s/ David E. Weiss                                     Chairman of the Board,          March 5, 1999
-----------------------------------------------------  President and Chief Executive
David E. Weiss                                         Officer (Principal Executive
                                                       Officer)

/s/ Robert S. Kocol                                    Corporate Vice President and    March 5, 1999
-----------------------------------------------------  Chief Financial Officer
Robert S. Kocol                                        (Principal Financial Officer)

/s/ Thomas G. Arnold                                   Vice President and Corporate    March 5, 1999
-----------------------------------------------------  Controller (Principal
Thomas G. Arnold                                       Accounting Officer)

                      SIGNATURE                                    TITLE                    DATE
/s/ William L. Armstrong                               Director                        March 5, 1999
-----------------------------------------------------
William L. Armstrong

/s/ J. Harold Chandler                                 Director                        March 5, 1999
-----------------------------------------------------
J. Harold Chandler

/s/ Maurice F. Holmes                                  Director                        March 5, 1999
-----------------------------------------------------
Maurice F. Holmes

/s/ William R. Hoover                                  Director                        March 5, 1999
-----------------------------------------------------
William R. Hoover

/s/ Stephen J. Keane                                   Director                        March 5, 1999
-----------------------------------------------------
Stephen J. Keane

/s/ William T. Kerr                                    Director                        March 5, 1999
-----------------------------------------------------
William T. Kerr

/s/ Robert E. La Blanc                                 Director                        March 5, 1999
-----------------------------------------------------
Robert E. La Blanc

/s/ Robert E. Lee                                      Director                        March 5, 1999
-----------------------------------------------------
Robert E. Lee

/s/ Harrison Shull                                     Director                        March 5, 1999
-----------------------------------------------------
Harrison Shull

/s/ Richard C. Steadman                                Director                        March 5, 1999
-----------------------------------------------------
Richard C. Steadman

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (In Thousands of Dollars)

                                                              December 25,    December 26,
                                                                  1998            1997
                                                              ----------------------------

ASSETS
Current assets:
  Cash, including cash equivalents of $190,925 at 1998 and
     $186,958 at 1997                                          $  231,985      $  256,319
  Short-term investments                                                           77,275
  Accounts receivable, net of allowance for doubtful
     accounts of $20,424 at 1998 and $17,924 at 1997              755,931         627,981
  Inventories (Note 2)                                            261,808         205,461
  Deferred income tax assets, net (Note 3)                        114,715         102,575
                                                              ------------    ------------
     Total current assets                                       1,364,439       1,269,611
Property, plant and equipment, at cost net of accumulated
  depreciation (Note 4)                                           320,946         305,122
Spare parts for maintenance, at cost net of accumulated
  amortization of $57,387 at 1998 and $49,739 at 1997              33,395          27,523
Deferred income tax assets, net (Note 3)                           15,875          37,468
Other assets                                                      108,289         100,293
                                                              ------------    ------------
     Total assets                                              $1,842,944      $1,740,017
                                                              ------------    ------------
                                                              ------------    ------------

LIABILITIES
Current liabilities:
  Credit facilities (Note 5)                                   $  276,673
  Current portion of long-term debt (Note 5)                        1,722      $    3,282
  Accounts payable                                                136,555         103,483
  Accrued liabilities (Note 6)                                    332,758         406,384
  Income taxes payable (Note 3)                                    78,400          95,256
                                                              ------------    ------------
     Total current liabilities                                    826,108         608,405
Long-term debt (Note 5)                                            17,260          19,109
                                                              ------------    ------------
     Total liabilities                                            843,368         627,514
                                                              ------------    ------------
Commitments and contingencies (Notes 5 and 7)

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 150,000,000 shares authorized;
  100,338,353 shares issued at 1998, and 108,008,082 shares
  issued at 1997 (Note 8)                                          10,034          10,800
Capital in excess of par value                                    834,778       1,161,997
Retained earnings (accumulated deficit)                           159,254         (39,017)
Treasury stock of 117,271 shares at 1998 and 918,896
  shares at 1997, at cost                                          (2,409)        (18,874)
Unearned compensation                                              (2,081)         (2,403)
                                                              ------------    ------------
     Total stockholders' equity                                   999,576       1,112,503
                                                              ------------    ------------
                                                               $1,842,944      $1,740,017
                                                              ------------    ------------
                                                              ------------    ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                                Year Ended
                                                ------------------------------------------
                                                December 25,   December 26,   December 27,
                                                    1998           1997           1996
                                                ------------------------------------------
Revenue                                          $2,258,222     $2,144,656     $2,039,550
Cost of revenue                                   1,217,812      1,171,530      1,192,777
                                                ------------   ------------   ------------
     Gross profit                                 1,040,410        973,126        846,773
Research and product development costs              234,677        209,526        176,422
Selling, general, administrative and other
  income and expense, net                           492,928        472,839        444,870
                                                ------------   ------------   ------------
     Operating profit                               312,805        290,761        225,481
Interest income                                      15,274         30,065         27,333
Interest expense                                     (8,331)        (4,709)       (26,122)
                                                ------------   ------------   ------------
     Income before income taxes and
       extraordinary item                           319,748        316,117        226,692
Provision for income taxes (Note 3)                (121,500)       (84,300)       (55,900)
                                                ------------   ------------   ------------
     Income before extraordinary item               198,248        231,817        170,792
Extraordinary gain on sale of lease assets,
  net of income taxes of $8,200                                                     9,535
                                                ------------   ------------   ------------
     Net income                                  $  198,248     $  231,817     $  180,327
                                                ------------   ------------   ------------
                                                ------------   ------------   ------------
EARNINGS PER COMMON SHARE (Notes 1 and 9)
Basic:
     Income before extraordinary item            $     1.91     $     1.93     $     1.52
     Extraordinary gain, net                                                          .09
                                                ------------   ------------   ------------
                                                 $     1.91     $     1.93     $     1.61
                                                ------------   ------------   ------------
                                                ------------   ------------   ------------
Diluted:
     Income before extraordinary item            $     1.86     $     1.89     $     1.43
     Extraordinary gain, net                                                          .07
                                                ------------   ------------   ------------
                                                 $     1.86     $     1.89     $     1.50
                                                ------------   ------------   ------------
                                                ------------   ------------   ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In Thousands of Dollars)

                                                                 Year Ended
                                                 ------------------------------------------
                                                 December 25,   December 26,   December 27,
                                                     1998           1997           1996
                                                 ------------------------------------------
OPERATING ACTIVITIES
Cash received from customers                     $ 2,124,070    $ 2,110,587    $ 2,158,927
Cash paid to suppliers and employees              (1,926,451)    (1,615,636)    (1,662,990)
Interest received                                     15,274         29,103         26,448
Interest paid                                         (6,657)        (3,640)       (21,866)
Income taxes paid, net                              (118,131)       (73,754)       (35,819)
                                                 ------------   ------------   ------------
     Net cash provided by operating activities        88,105        446,660        464,700
                                                 ------------   ------------   ------------
INVESTING ACTIVITIES
Short-term investments, net                           77,275        (48,099)       (29,176)
Purchase of property, plant and equipment, net      (116,903)       (65,893)       (68,946)
Other assets, net                                    (21,008)         8,366         10,059
                                                 ------------   ------------   ------------
     Net cash used in investing activities           (60,636)      (105,626)       (88,063)
                                                 ------------   ------------   ------------
FINANCING ACTIVITIES
Repayments of nonrecourse borrowings and other
  debt, net                                           (4,936)        (5,245)      (100,036)
Repurchases of common stock (Note 8)                (359,395)      (484,996)      (195,498)
Proceeds from credit facilities, net                 273,211
Proceeds from employee stock plans                    36,924         29,790         39,154
                                                 ------------   ------------   ------------
     Net cash used in financing activities           (54,196)      (460,451)      (256,380)
                                                 ------------   ------------   ------------
     Effect of exchange rate changes on cash           2,393        (12,665)         3,642
                                                 ------------   ------------   ------------
Increase (decrease) in cash and cash
  equivalents                                        (24,334)      (132,082)       123,899
     Cash and cash equivalents -- beginning of
       the year                                      256,319        388,401        264,502
                                                 ------------   ------------   ------------
Cash and cash equivalents -- end of the year     $   231,985    $   256,319    $   388,401
                                                 ------------   ------------   ------------
                                                 ------------   ------------   ------------
RECONCILIATION OF NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
Net income                                       $   198,248    $   231,817    $   180,327
Depreciation and amortization expense                122,864        112,317        174,763
Translation (gain) loss                               (7,773)        17,793          4,193
Other non-cash adjustments to income                  19,124         32,862         16,208
Increase in accounts receivable                     (137,940)       (67,955)      (143,103)
Decrease in notes receivable and sales-type
  leases                                                                           246,297
(Increase) decrease in inventories                   (49,961)        83,499         11,886
Increase in equipment held for sale or lease, net                                  (24,080)
Increase in spare parts, net                         (22,737)        (9,300)        (9,316)
(Increase) decrease in net deferred income tax
  asset, net                                           9,679        (13,635)       (42,689)
Increase (decrease) in accounts payable               31,792         22,889         (9,360)
Increase (decrease) in accrued liabilities           (58,305)        20,219        (11,396)
Increase (decrease) in income taxes payable          (16,886)        16,154         70,970
                                                 ------------   ------------   ------------
     Net cash provided by operating activities   $    88,105    $   446,660    $   464,700
                                                 ------------   ------------   ------------
                                                 ------------   ------------   ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)

                                                                 Retained                                  Notes
                                                  Capital in     Earnings                                Receivable
                                        Common    Excess of    (Accumulated   Treasury     Unearned         From
                                         Stock    Par Value      Deficit)      Stock     Compensation   Stockholders     Total
                                        -----------------------------------------------------------------------------------------
Balances, December 29, 1995            $ 5,335    $1,414,551    $(445,761)    $  (777)     $(6,427)       $(4,088)     $  962,833

  2-for-1 stock split in the form of a
    stock dividend (Note 8)              5,335                     (5,335)
                                        -------    ---------   ----------     --------   ---------      ---------       ---------
Balances, December 29, 1995, as
  restated                              10,670     1,414,551     (451,096)       (777)      (6,427)        (4,088)        962,833

  7% Convertible Subordinated
    Debentures exchanged for stock
    (14,565,072 shares)                  1,456       168,273                                                              169,729
  8% Convertible Subordinated
    Debentures exchanged for stock
    (1,132,820 shares)                     114        19,628                                                               19,742
  Shares issued under stock purchase
    plan, and for exercises of options
    (2,944,624 shares)                     294        37,555                                                               37,849
  Repurchases of common stock
    (9,000,000 shares)                    (900)     (195,048)                                                            (195,948)
  Net income                                                      180,327                                                 180,327
  Other                                      2           (20)        (483)        (13)       2,877          4,088           6,451
                                        -------    ---------   ----------     --------   ---------      ---------       ---------
Balances, December 27, 1996             11,636     1,444,939     (271,252)       (790)      (3,550)             0       1,180,983

  8% Convertible Subordinated
    Debentures exchanged for stock
    (7,106,408 shares)                     710       123,560                                                              124,270
  Shares issued under stock purchase
    plan, and for exercises of options
    (2,146,788 shares, including
    1,106,540 shares issued from
    treasury)                              104        37,409                   22,681                                      60,194
  Repurchases of common stock
    (18,349,000 shares) (Note 8)        (1,646)     (443,447)                 (40,726)                                   (485,819)
  Net income                                                      231,817                                                 231,817
  Other                                     (4)         (464)         418         (39)       1,147                          1,058
                                        -------    ---------   ----------     --------   ---------      ---------       ---------
Balances, December 26, 1997             10,800     1,161,997      (39,017)    (18,874)      (2,403)             0       1,112,503

  Shares issued under stock purchase
    plan, and for exercises of options
    (1,997,451 shares, including
    808,254 shares issued from
    treasury)                              119        31,459                   16,601                                      48,179
  Repurchases of common stock
    (8,822,500 shares) (Note 8)           (882)     (271,528)                                                            (272,410)
  Final price adjustment for common
    stock repurchased in October 1997
    (Note 8)                                         (87,030)                                                             (87,030)
  Net income                                                      198,248                                                 198,248
  Other                                     (3)         (120)          23        (136)         322                             86
                                        -------    ---------   ----------     --------   ---------      ---------       ---------
Balances, December 25, 1998            $10,034    $  834,778    $ 159,254     $(2,409)     $(2,081)       $     0      $  999,576
                                        -------    ---------   ----------     --------   ---------      ---------       ---------
                                        -------    ---------   ----------     --------   ---------      ---------       ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Storage Technology Corporation and its wholly owned subsidiaries (collectively hereinafter referred to as StorageTek or the Company). All intercompany accounts and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

StorageTek designs, manufactures, markets and maintains information storage products, storage services and storage management software for end-user customers, original equipment manufacturers (OEMs), value-added resellers (VARs) and value-added distributors. The principal markets for the Company's products and services are located in the United States and Europe.

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Significant estimates have been made by management in several areas, including the realizability of deferred tax assets (see Note 3) and the possible outcome of outstanding litigation (see Note 7). Actual results could differ materially from these estimates, making it reasonably possible that a change in these estimates could occur in the near term.

REVENUE RECOGNITION

Revenue for storage product sales and storage management software licensed to end-users is recognized at the time of acceptance by the customer, generally after installation at a customer site. Revenue for sales and license to OEMs, VARs and distributors is recognized at the time of shipment, together with a reserve for estimated product returns. Estimated product warranty costs are accrued at the time of revenue recognition. Revenue for storage services is recognized as earned and the associated costs are generally expensed as incurred.

CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have original maturities of three months or less at the time of acquisition. The carrying value of the Company's cash equivalents approximates fair value. Financial investments that do not qualify as cash equivalents are classified as short-term investments. Short-term investments are principally comprised of commercial paper and are recorded at cost plus accrued interest, which approximates fair value.

CAPITALIZED SOFTWARE COSTS

The Company capitalized costs associated with acquiring and developing software products to be licensed to customers of $12,764,000 in 1998, $616,000 in 1997, and $510,000 in 1996. Other assets as shown on the Consolidated Balance Sheet include unamortized software costs of $14,498,000 as of December 25, 1998, $13,907,000 as of December 26, 1997, and $33,988,000 as of December 27, 1996.
Amortization expense is recognized over the estimated useful lives of the related products, generally four to five years. Amortization expense associated with capitalized software costs were $12,173,000 in 1998, $20,697,000 in 1997, and $20,556,000 in 1996. The Company evaluates the realizability of the carrying value of the capitalized software based upon estimates of the associated future revenue.

DEPRECIATION AND GOODWILL AMORTIZATION

Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the related assets. Other assets as shown on the Consolidated Balance Sheet include unamortized goodwill of $17,530,000 as of December 25, 1998, $23,200,000 as of December 26, 1997, and $32,226,000 as of December 27, 1996. Amortization of goodwill is calculated on a straight-line basis over a period not exceeding 10 years. The Company evaluates the realizability of the carrying value of goodwill based upon estimated future cash flows calculated on an undiscounted basis.

TRANSLATION OF FOREIGN CURRENCIES

The functional currency for StorageTek's foreign subsidiaries is the U.S. dollar, reflecting the significant volume of intercompany transactions and associated cash flows that result from the fact that the majority of the Company's storage products sold worldwide are manufactured in the United States. Accordingly, monetary assets and liabilities are translated at year-end exchange rates, while non-monetary items are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates in effect during the year, except for cost of revenue and depreciation, which are translated at historical exchange rates. See Note 12 for information with respect to the Company's accounting policies for financial instruments utilized in its foreign currency hedging program.

STOCK-BASED COMPENSATION PLANS

Stock-based compensation plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees."

EARNINGS PER COMMON SHARE

Earnings per common share (EPS) is computed using Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal periods beginning after June 15, 1999, with earlier adoption encouraged. SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the consolidated balance sheet and be measured at their fair value. The corresponding change in fair value of the derivative instrument will be recorded in the earnings of the Company, net of any change in fair value of the related hedged item, or as a component of comprehensive income depending upon the intended use and designation. The Company is currently evaluating the impact of SFAS No. 133 on its financial statements and its plans for adopting the new accounting standard.

NOTE 2 -- INVENTORIES

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

                                                      December 25,   December 26,
                                                          1998           1997
                                                      ---------------------------
Raw materials                                           $ 46,672       $ 32,607
Work-in-process                                           76,839         57,235
Finished goods                                           138,297        115,619
                                                      -----------    -----------
                                                        $261,808       $205,461
                                                      -----------    -----------
                                                      -----------    -----------

NOTE 3 -- INCOME TAXES

Income before income taxes and extraordinary item consists of the following (in thousands of dollars):

                                                      Year Ended
                                      ------------------------------------------
                                      December 25,   December 26,   December 27,
                                          1998           1997           1996
                                      ------------------------------------------
United States                           $345,314       $339,346       $220,495
International                            (25,566)       (23,229)         6,197
                                      -----------    -----------    -----------
                                        $319,748       $316,117       $226,692
                                      -----------    -----------    -----------
                                      -----------    -----------    -----------

The provision for income taxes attributable to the amounts shown above consists of the following (in thousands of dollars):

                                                      Year Ended
                                      ------------------------------------------
                                      December 25,   December 26,   December 27,
                                          1998           1997           1996
                                      ------------------------------------------
Current tax provision:
  U.S. federal                          $ 84,700       $102,900       $ 44,400
  International                            8,200          5,700         38,800
  State                                   13,600         10,600         15,100
                                      -----------    -----------    ----------
                                         106,500        119,200         98,300
                                      -----------    -----------    ----------
Deferred tax provision (benefit):
  U.S. federal                             9,600        (32,400)       (31,300)
  International                            4,000          7,500        (11,200)
  State                                    1,400        (10,000)           100
                                      -----------    -----------    ----------
                                          15,000        (34,900)       (42,400)
                                      -----------    -----------    ----------
                                        $121,500       $ 84,300       $ 55,900
                                      -----------    -----------    ----------
                                      -----------    -----------    ----------

The provision for income taxes attributable to income before income taxes and extraordinary item includes benefits of $860,000 in 1998; $5,590,000 in 1997; and $53,900,000 in 1996 from the utilization of net operating loss carryforwards.

The deferred income tax balances on the Consolidated Balance Sheet consist of the following (in thousands of dollars):

                                                      December 25,   December 26,
                                                          1998           1997
                                                      ---------------------------
Deferred income tax assets, net of valuation
  allowance:
  Current                                               $114,715       $102,575
  Non-current                                             15,875         37,468
                                                      -----------    -----------
Net deferred income tax asset                           $130,590       $140,043
                                                      -----------    -----------
                                                      -----------    -----------

The Company's net deferred income tax asset consists of the following (in thousands of dollars):

                                                    December 25,      December 26,
                                                        1998              1997
                                                    ------------------------------
Gross deferred income tax assets:
  Net operating loss carryforwards                    $ 19,074          $ 17,226
  Tax credit carryforwards                                 204            15,865
  Restructuring accruals                                 1,778             6,150
  Other accrued liabilities and reserves                61,935            52,356
  Capitalized inventory costs                           30,010            31,941
  Deferred intercompany profit                          18,402            15,183
  Other                                                 31,318            29,907
                                                    -----------       -----------
                                                       162,721           168,628
Less: Valuation allowance                              (25,916)          (22,512)
                                                    -----------       -----------
                                                       136,805           146,116
                                                    -----------       -----------
Gross deferred income tax liabilities:
  Other                                                 (6,215)           (6,073)
                                                    -----------       -----------
Net deferred income tax asset                         $130,590          $140,043
                                                    -----------       -----------
                                                    -----------       -----------

The net change in the valuation allowance for deferred income tax assets was an increase of $3,404,000 in 1998 and a decrease of $78,011,000 in 1997. The valuation allowance relates primarily to net deductible temporary differences, tax credit carryforwards and net operating loss carryforwards of the Company's international subsidiaries. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, "Accounting for Income Taxes," including the Company's earnings history, the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, near-term earnings expectations and the highly competitive nature of the high-technology market.

StorageTek has not provided for income taxes on the cumulative undistributed earnings of its foreign subsidiaries to the extent they are considered to be reinvested indefinitely (approximately $23,239,000 as of December 25, 1998). It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

The provision for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes and extraordinary item for the following reasons (in thousands of dollars):

                                                          Year Ended
                                          ------------------------------------------
                                          December 25,   December 26,   December 27,
                                              1998           1997           1996
                                          ------------------------------------------
U.S. federal income tax at statutory
  rate                                      $111,912       $110,641       $ 79,342
Increase (decrease) in income taxes
 resulting from:
  Recognized net operating losses,
     future deductions and credits            (1,781)       (54,198)       (72,755)
  Utilization of tax credits                  (7,000)        (2,555)
  Foreign tax rate and exchange rate
     differentials                             5,308         17,340         29,325
  Nondeductible items                         10,901          7,095          4,644
  State income taxes, net of federal
     benefits                                 11,789          9,867         13,545
  Effect of Puerto Rico operations            (9,629)        (4,530)         5,190
  Other, net                                                    640         (3,391)
                                          -----------    -----------    -----------
Income tax expense attributable to
 income before extraordinary item           $121,500       $ 84,300       $ 55,900
                                          -----------    -----------    -----------
                                          -----------    -----------    -----------

The Internal Revenue Service is currently auditing the Company's federal income tax returns for 1993 through 1996.

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands of dollars):

                                                      December 25,   December 26,
                                                          1998           1997
                                                      ---------------------------
Machinery and equipment                                $ 644,902      $ 617,956
Buildings and building improvements                      168,322        158,395
Land and land improvements                                17,837         18,502
                                                      -----------    -----------
                                                         831,061        794,853
Less: Accumulated depreciation                          (510,115)      (489,731)
                                                      -----------    -----------
                                                       $ 320,946      $ 305,122
                                                      -----------    -----------
                                                      -----------    -----------

Machinery and equipment includes capitalized leases of $24,644,000 as of December 25, 1998, and $26,886,000 as of December 26, 1997. Accumulated depreciation includes accumulated amortization on capitalized leases of $7,758,000 as of December 25, 1998, and $10,076,000 as of December 26, 1997.

NOTE 5 -- CREDIT FACILITIES, DEBT AND LEASE OBLIGATIONS

Borrowings under credit facilities as of December 25,1998, consisted of the following (in thousands of dollars):

$350 million Revolver                                   $195,000
Promissory notes denominated
  in foreign currencies                                   81,673
                                                        --------
                                                        $276,673
                                                        --------
                                                        --------

The Company has a $350,000,000 unsecured revolving credit facility (the $350 million Revolver) which expires in October 2001. The credit limit available under the $350 million Revolver will be reduced by $12,500,000 on the last day of each calendar quarter with the first reduction beginning December 31, 1998. The interest rates under the $350 million Revolver depend on the type of advance selected. The basic advance rate is not less than the London Interbank Offered Rate (LIBOR) plus .625% (approximately 6.25% as of December 25, 1998). The interest rate on the outstanding borrowings under the $350 million Revolver as of December 25, 1998, has varied from approximately 6.04% to 7.75%. As of December 25, 1998, the Company had issued letters of credit for approximately $800,000 under the $350 million Revolver. The remaining available credit under the $350 million Revolver as of December 25, 1998, was approximately $154,200,000. The $350 million Revolver contains certain financial and other covenants, including restrictions on the Company's payment of cash dividends on its common stock.

The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $140,000,000 at any one time. The agreement, which expires in January 2000, provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. As of December 25, 1998, the Company had committed to borrowings between January 1999 and December 1999 in the cumulative principal amount of approximately $364,723,000. The notes must be repaid only to the extent of future revenue and obligations under the agreement are not cancelable by the Company or the bank. Gains and losses associated with changes in the underlying foreign currencies are deferred during the commitment period and recognized as an adjustment to the revenue supporting the note repayment at the time the bank purchases the promissory notes. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance and bear interest at rates no less than the LIBOR plus 0.35% (approximately 5.98% as of December 25, 1998). Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount not less than the outstanding promissory notes.

In January 1999, the Company entered into an additional $150,000,000 unsecured revolving credit facility (the $150 million Revolver) which expires in January 2000. The interest rates under the $150 million Revolver depend on the type of advance selected. The basic advance rate is not less than the LIBOR plus 1.00%. The $150 million Revolver contains certain financial and other covenants, including restrictions on payment of cash dividends on the Company's common stock.

Long-term debt, including capitalized lease obligations, consists of the following (in thousands of dollars):

                                                       December 25,   December 26,
                                                           1998           1997
                                                       ---------------------------
Capitalized lease obligations                            $18,135        $21,159
Other                                                        847          1,232
                                                       ----------     ----------
                                                          18,982         22,391
Less: Current portion                                     (1,722)        (3,282)
                                                       ----------     ----------
                                                         $17,260        $19,109
                                                       ----------     ----------
                                                       ----------     ----------

SCHEDULED DEBT MATURITIES AND OPERATING LEASE OBLIGATIONS

Scheduled maturities of debt and operating lease obligations as of December 25, 1998, are as follows (in thousands of dollars):

                                                                        Noncancellable
                       Capitalized   Other     Credit     Total Debt    Operating Lease
                         Leases      Debt    Facilities   Commitments     Commitments
                       ----------------------------------------------------------------
1999                    $  3,303     $675     $276,673     $280,651        $ 39,987
2000                       2,768      172                     2,940          29,444
2001                       2,262                              2,262          19,581
2002                       1,836                              1,836          11,180
2003                       1,815                              1,815           9,316
Thereafter                16,279                             16,279          19,696
                       ----------    -----   ----------   -----------   -------------
                          28,263     $847     $276,673     $305,783        $129,204
                                     -----   ----------   -----------   -------------
                                     -----   ----------   -----------   -------------
Less: Amount
  representing
  interest               (10,128)
                       ----------
Present value of
  capitalized lease
  obligations
  (including $1,047
  classified as
  current)              $ 18,135
                       ----------
                       ----------

Rent expense associated with operating leases was $53,332,000 in 1998; $41,200,000 in 1997; and $41,144,000 in 1996.

NOTE 6 -- ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands of dollars):

                                                       December 25,   December 26,
                                                           1998           1997
                                                       ---------------------------
Deferred revenue                                         $ 79,097       $ 97,654
Accrued payroll                                            38,531         32,359
Other                                                     215,130        276,371
                                                       -----------    -----------
                                                         $332,758       $406,384
                                                       -----------    -----------
                                                       -----------    -----------

Other accrued liabilities consists of items that are individually immaterial.

NOTE 7 -- LITIGATION

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

On June 29, 1995, Odetics, Inc. (Odetics) filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorney's fees and costs. In February 1996, a jury found that the Company's products did not infringe the 151 Patent. Odetics appealed and in June 1997, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's ruling and remanded the case back to the District Court for further proceedings. On March 27, 1998, a second trial was held and a jury found that a pass-through port in certain of the Company's tape library products willfully infringed the 151 Patent and awarded actual damages to Odetics of $70,600,000. On July 31, 1998, the Court granted the Company's motion for judgment as a matter of law, overturning the jury's verdict, and entered judgment in favor of the Company. On August 10, 1998, Odetics appealed the judgment to the U.S. Court of Appeals for the Federal Circuit, and on August 26, 1998, the Company filed a cross-appeal. These appeals are pending before the U.S. Court of Appeals. Oral arguments on the appeal are scheduled for April 1999.

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

On October 3, 1995, certain former employees of the Company filed suit in the U.S. District Court for the District of Colorado against the Company. The amended suit alleges violations of the Age Discrimination in Employment Act
(ADEA) and the Employee Retirement Income Security Act (ERISA) between the period of April 13, 1993, and December 31, 1996. On November 26, 1997, the Court granted the plaintiffs' request to proceed as a collective action on the ADEA claims. On November 9, 1998, the Court granted the plaintiffs' request to proceed as a class on the ERISA claims. Approximately 1,300 persons are eligible members of the ERISA class, which includes approximately 400 members of the ADEA class. The Company has appealed the Court's certification of the ERISA class. The plaintiffs seek, among other things, compensatory damages in an unspecified amount, including the value of back pay and benefits; reinstatement as employees or alternatively the value of future earnings and benefits; and exemplary or liquidated damages. The Company has filed an answer denying both the ADEA and ERISA claims. The case is in the discovery phase and a trial date has been set for October 1999.

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

NOTE 8 -- COMMON STOCK

In May 1998, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend paid at the close of business June 26, 1998, to shareholders of record on June 5, 1998. All earnings per common share amounts, references to common stock, and stockholders' equity amounts have been restated as if the stock dividend had occurred as of the earliest period presented.

In February 1997, the Company announced a program to repurchase up to 3,000,000 shares of common stock on an annual basis. The intent of this repurchase program is to offset dilution associated with the Company's stock purchase and stock option plans. In October 1997, the Company announced a program to repurchase an additional number of shares of its common stock up to $800,000,000.

Under these programs, the Company repurchased and retired an aggregate of 8,822,500 and 18,349,000 shares of common stock during 1998 and 1997, respectively, through a combination of privately negotiated and open market repurchase transactions. The aggregate purchase price of these shares was $272,365,000 and $572,026,000 after considering the effects of all purchase price adjustments.

NOTE 9 -- EARNINGS PER COMMON SHARE

The following is a reconciliation between the basic and diluted EPS for income before extraordinary item (in thousands, except per share amounts):

                                                                       For the Year Ended
                                      ------------------------------------------------------------------------------------
                                          December 25, 1998            December 26, 1997            December 27, 1996
                                      --------------------------   --------------------------   --------------------------
                                       Income     EPS    Shares     Income     EPS    Shares     Income     EPS    Shares
                                      ------------------------------------------------------------------------------------
Basic EPS                             $198,248   $1.91   103,868   $231,817   $1.93   120,265   $170,792   $1.52   112,320
Effects of dilutive securities:
  Common stock equivalents                                 2,629                        1,959                        1,850
  Convertible debentures                                                255               289     15,050            15,740
                                       -------           -------    -------           -------    -------           -------
Diluted EPS                           $198,248   $1.86   106,497   $232,072   $1.89   122,513   $185,842   $1.43   129,910
                                       -------           -------    -------           -------    -------           -------
                                       -------           -------    -------           -------    -------           -------

Options to purchase 358,128 shares of common stock were outstanding at December 25, 1998, but not included as common stock equivalents in the computation of diluted EPS, because the exercise prices exceeded the average market price of the Company's common stock during 1998.

NOTE 10 -- EMPLOYEE BENEFIT PLANS AND OPTIONS

EMPLOYEE STOCK PURCHASE PLAN

Under the Company's 1987 Employee Stock Purchase Plan (Purchase Plan), as amended, employees may be offered the right to collectively purchase a maximum of 600,000 shares of StorageTek's common stock, plus any remaining shares from earlier offering periods, in consecutive six-month offering periods. As of December 25, 1998, the Company had an aggregate of 4,421,400 common shares reserved for issuance under the Purchase Plan. Eligible employees may contribute up to 10% of their pay toward the purchase of StorageTek common stock at a price equal to 85% of the lower of the fair market price on the first or the last day of each offering period. Proceeds received from the issuance of shares are credited to stockholders' equity in the fiscal year the shares are issued.

Under the Purchase Plan, the Company issued the following shares of common stock with the weighted average fair value of the shares calculated using the Black-Scholes option pricing model:

                                                   1998        1997         1996
                                                 ----------------------------------
Shares issued                                     631,728     937,994     1,117,500
Weighted average fair value per share            $  10.90    $   5.32    $     4.68
Fair value assumptions:
  Dividend yield                                        0%          0%            0%
  Volatility                                        49.59%      36.40%        37.60%
  Risk-free interest rate                            5.00%       5.65%         5.68%
  Expected life (in months)                             6           6             6

STOCK OPTION AND RESTRICTED STOCK PLANS

As of December 25, 1998, the Company had an aggregate of 8,687,533 common shares reserved for issuance under its equity plans (Equity Plans). These plans provide for the issuance of common shares pursuant to stock option exercises, restricted stock awards and other equity based awards. There were 3,728,228 shares available for grant under the Equity Plans as of December 25, 1998.

Stock options are granted under the Equity Plans with an exercise price equal to the fair market value of the common stock on the date of grant and generally vest over a period of between three and six years. Options granted under the Equity Plans have a maximum term of 10 years from the date of grant.

The Company also has a Nonemployee Director Stock Option Plan (Director Plan) under which the Company grants stock options to nonemployee directors for the purchase of an aggregate maximum of 1,560,000 shares of common stock. Stock options are granted with an exercise price equal to the fair market value of the common stock on the date of grant. There were 1,107,572 shares reserved for issuance and 531,668 shares available for grant under the Director Plan as of December 25, 1998.

The following summarizes information with respect to options granted under the Company's Equity and Director Plans:

                                                                 Weighted Average
                                             Number of Shares     Exercise Price
                                             ------------------------------------
Outstanding, December 29, 1995                   6,822,086            $13.39
  Granted                                        1,237,450             20.81
  Exercised                                     (1,827,124)            13.00
  Forfeited or expired                            (650,756)            15.58
                                             --------------      -----------
Outstanding, December 27, 1996                   5,581,656             14.91
  Granted                                        1,378,994             23.34
  Exercised                                     (1,208,794)            13.63
  Forfeited or expired                            (264,276)            14.82
                                             --------------      -----------
Outstanding, December 26, 1997                   5,487,580             17.31
  Granted                                        1,851,117             30.37
  Exercised                                     (1,365,723)            15.19
  Forfeited or expired                            (437,765)            21.51
                                             --------------      -----------
Outstanding, December 25, 1998                   5,535,209            $21.87
                                             --------------      -----------
                                             --------------      -----------

The following table summarizes information concerning outstanding and exercisable options as of December 25, 1998:

                        Outstanding                      Exercisable
           --------------------------------------   ----------------------
                           Weighted
                            Average      Weighted                 Weighted
Range of                   Remaining     Average                  Average
Exercise     Number       Contractual    Exercise     Number      Exercise
  Price    Outstanding   Life in Years    Price     Exercisable    Price
--------------------------------------------------------------------------
$ 0 - $15   1,640,955        5.78         $12.60     1,384,695     $12.39
 15 -  25   2,786,818        8.42          22.34       947,921      20.62
 25 -  35     749,308        9.10          30.37        37,860      29.02
 35 -  45     358,128        9.46          42.85        10,000      43.44
           ----------                               ----------
            5,535,209        7.79          21.87     2,380,476      16.07
           ----------                               ----------
           ----------                               ----------

Restricted stock awards of the Company's common stock are made pursuant to its Equity Plans at a purchase price per share equal to par value. Unearned compensation, which is determined as the difference between par value and fair market value of the Company's common stock on the date of the award, is charged to stockholders' equity and amortized to expense over the vesting period of the stock. The following summarizes information with respect to restricted stock. The weighted average fair value of awards is calculated using the Black-Scholes option pricing model:

                                                     1998       1997        1996
                                                   --------------------------------
Outstanding, beginning of year                      320,762    451,620      679,980
Awarded                                              13,355      3,038
Vested                                              (24,358)   (94,918)    (195,040)
Forfeited                                           (48,838)   (38,978)     (33,320)
                                                   --------   --------   ----------
Outstanding, end of year                            260,921    320,762      451,620
                                                   --------   --------   ----------
                                                   --------   --------   ----------
Weighted average fair value of awards              $  35.40   $  24.65
Compensation expense, net (in thousands)           $    330   $    592   $    2,057

EMPLOYEE PROFIT SHARING AND THRIFT PLAN

StorageTek has a Profit Sharing and Thrift Plan whereby participants may contribute a portion of their compensation, subject to limits under the Internal Revenue Code. Effective January 1, 1996, the plan provides for a matching contribution by the Company equal to 50% of the participant's contribution for each pay period, up to a maximum of 3% of the participant's base compensation for the pay period. Company contributions in excess of the matching contribution are contingent upon realization of profits by the Company which, at the sole discretion of the Board of Directors, are adequate to justify a corporate contribution.

The following contributions were made or authorized by the Company to the Profit Sharing and Thrift Plan (in thousands of dollars):

                                                          1998     1997      1996
                                                         --------------------------
Matching contributions                                   $8,987   $ 7,772   $ 7,463
Additional contributions                                           11,100     5,550
                                                         ------   -------   -------
                                                         $8,987   $18,872   $13,013
                                                         ------   -------   -------
                                                         ------   -------   -------

SFAS NO. 123

The Company applies the intrinsic value method set forth in APB No. 25 in accounting for its stock-based compensation plans. Net income and earnings per share as reported and as calculated pursuant to SFAS No. 123 to reflect the fair value method of accounting for stock-based compensation plans were as follows (in thousands, except per share amounts):

                                                       Year Ended
                                      --------------------------------------------
                                      December 25,    December 26,    December 27,
                                          1998            1997            1996
                                      --------------------------------------------
Net income:
  As reported                           $198,248        $231,817        $180,327
  SFAS 123                               186,957         221,976         169,703
Basic earnings per share:
  As reported                           $   1.91        $   1.93        $   1.61
  SFAS 123                                  1.80            1.85            1.51
Diluted earnings per share:
  As reported                           $   1.86        $   1.89        $   1.50
  SFAS 123                                  1.78            1.83            1.32

Compensation expense for the options granted is computed reflecting the actual forfeitures of options with the respective years.

The following summarizes the weighted average fair value of options granted using the Black-Scholes option pricing model:

                                          1998            1997            1996
                                      --------------------------------------------
Weighted average fair value options
  granted                                $12.61          $ 9.89          $10.96
Fair value assumptions:
  Dividend yield                              0%              0%              0%
  Volatility                              44.41%          42.15%          52.00%
  Risk-free interest rate                  5.12%           6.25%           6.28%
  Expected life (in years)                  4.0             4.3             5.4

NOTE 11 -- STOCKHOLDER RIGHTS PLAN

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

NOTE 12 -- FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISKS

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of the Company's accounts receivable, accounts payable and accrued liabilities are either equal to or approximate their fair values. The carrying/commitment value and fair value of other financial instruments held by the Company as of December 25, 1998, were as follows (in thousands of dollars):

                                        Carrying/                     Unrealized
                                       Commitment         Fair          (Gain)
                                          Value          Value           Loss
                                       ------------------------------------------
Foreign currency options                $  8,885        $  4,684        $ 4,201
Foreign currency forward contracts            --              --             --
Promissory notes denominated in
  foreign currencies:
  Outstanding borrowings                  81,673          81,673
  Outstanding commitments                364,723         375,037         10,314

See below for further discussion of foreign currency options and forward contracts. See Note 5 for further discussion of the promissory notes denominated in foreign currencies.

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

The Company periodically utilizes foreign currency options, generally with maturities of less than one year, to hedge a portion of its exposure to exchange-rate fluctuations in connection with anticipated revenue from its international operations. The Company utilizes hedge accounting for its foreign currency options with gains and losses associated with the options deferred and recognized as an adjustment to the underlying revenue transactions. Purchased foreign currency options with a face value of approximately $220,954,000 were held as of December 25, 1998. The Company held no foreign currency options as of December 26, 1997. The fair value of the options was estimated based on quotes received from the respective counterparty. Deferred realized and unrealized losses associated with the options will be recognized as an adjustment to the associated revenue during 1999 in the Consolidated Statement of Operations.

The Company also utilizes forward exchange contracts, generally with maturities of less than two months, to hedge its exposure to exchange-rate fluctuations in connection with anticipated monetary assets and liabilities held in foreign currencies and anticipated revenue from its international operations. The Company held forward foreign exchange contracts with a face value of approximately $140,732,000 as of December 25, 1998, and $61,355,000 as of December 26, 1997. The carrying amounts of these forward foreign exchange contracts equal their fair value as the contracts are adjusted at each balance sheet date for changes in exchange rates. Gains and losses on the forward contracts used to hedge monetary assets and liabilities are recognized as incurred within SG&A on the Consolidated Statement of Operations as adjustments to the foreign exchange gains and losses on the translation of net monetary assets. Gains and losses on the forward contracts used to hedge anticipated revenues are recognized as incurred as adjustments to revenue.

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

Losses associated with foreign currency translation adjustments and foreign currency transactions, net of associated hedging results, aggregated $391,000 in 1998, compared to gains of $482,000 in 1997 and losses of $447,000 in 1996.

CONCENTRATIONS OF CREDIT RISK

Other financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments, trade receivables, and outstanding letters of credit under the Company's Revolver. The Company has a cash investment policy which restricts investments to ensure preservation of principal and maintenance of liquidity. Substantially all of the Company's trade receivable balances are unsecured. As of December 25, 1998, approximately 15% of the Company's outstanding accounts receivable balance was due from IBM. The Company monitors this concentration and does not believe any significant credit risk exists as of December 25, 1998. The concentration of credit risk with respect to the remaining trade receivables is limited due to the large number of customers comprising the Company's customer base, and their dispersion across different industries and geographic areas.

NOTE 13 -- OPERATIONS OF BUSINESS SEGMENTS AND IN GEOGRAPHIC AREAS

SIGNIFICANT CUSTOMERS

In 1998, revenue from sales of storage products and software to IBM accounted for approximately 20% of total revenue.

BUSINESS SEGMENTS

The Company is organized into three reportable segments based on the definitions of segments provided under SFAS No. 131: storage products, storage services and storage management software. The storage products segment sells information storage tape, disk and network products. The storage services segment provides support services for the Company's and third-party products, integration services, IT business consulting and technology services. The storage management software segment sells and licenses software products.

The accounting policies utilized in reporting these segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." The Company does not have any intersegment revenue and evaluates segment performance based on gross profit. The segment gross profit equals the consolidated gross profit and the Company does not allocate research and product development costs; selling, general, administrative and other income and expense; interest income; interest expense;

provision for income taxes; or extraordinary items to the segments. The revenue and gross profit by segment is as follows (in thousands of dollars):

                                                   1998         1997         1996
                                                ------------------------------------
Revenue
  Storage products                              $1,520,647   $1,495,038   $1,452,871
  Storage services                                 633,821      584,016      541,963
  Storage management software                      103,754       65,602       44,716
                                                ----------   ----------   ----------
     Total revenue                              $2,258,222   $2,144,656   $2,039,550
                                                ----------   ----------   ----------
                                                ----------   ----------   ----------
Gross profit
  Storage products                              $  688,050   $  669,914   $  567,285
  Storage services                                 273,662      265,521      262,850
  Storage management software                       78,698       37,691       16,638
                                                ----------   ----------   ----------
     Total gross profit                         $1,040,410   $  973,126   $  846,773
                                                ----------   ----------   ----------
                                                ----------   ----------   ----------

All of the Company's assets are retained and analyzed at the corporate level and are not allocated to the individual segments. Amortization of spare parts associated with the storage services segment is $19,407,000, $12,568,000 and $9,159,000 for 1998, 1997, and 1996, respectively. See Note 1 for information regarding the amortization of capitalized software associated with the storage management software segment. Depreciation on fixed assets and amortization of goodwill, which aggregated $91,284,000, $79,052,000 and $145,048,000 in 1998,
1997, and 1996, respectively, is associated with corporate assets and is not separately identifiable within the reportable segments.

GEOGRAPHIC AREAS

Revenue and long-lived assets by geographic area are based on the country in which the subsidiary is legally domiciled. Revenue and long-lived assets for Europe are reported in aggregate as there are no individual subsidiaries with revenue or long-lived assets which exceed 10% of the consolidated amounts. Geographic areas other than the United States and Europe account for less than 10% of the consolidated revenue and identifiable assets, and are combined and shown in the table below as "Other." Unconsolidated revenue and long-lived assets for each geographic area are shown below (in thousands of dollars):

                                                   1998         1997         1996
                                                ------------------------------------
Revenue:
  United States(1)                              $1,502,992   $1,478,796   $1,281,118
  Europe                                           577,635      499,297      587,951
  Other                                            177,595      166,563      170,481
                                                ----------   ----------   ----------
     Total revenue                              $2,258,222   $2,144,656   $2,039,550
                                                ----------   ----------   ----------
                                                ----------   ----------   ----------
Long-lived assets:
  United States                                 $  302,692   $  285,890   $  333,150
  Europe                                            45,438       51,991       57,619
  Other                                              4,844        4,348        2,980
                                                ----------   ----------   ----------
     Total long-lived assets                    $  352,974   $  342,229   $  393,749
                                                ----------   ----------   ----------
                                                ----------   ----------   ----------

---------------

(1) U.S. revenue from unaffiliated customers includes international export sales to customers of $88,654,000 in 1998; $59,359,000 in 1997; and $67,636,000 in
    1996.

NOTE 14 -- QUARTERLY INFORMATION (UNAUDITED)

The consolidated results of operations on a quarterly (13-week) basis were as follows (in thousands of dollars, except per share amounts):

                                             Quarter Ended 1998
                             ---------------------------------------------------
                             March 27    June 26     September 25    December 25
                             ---------------------------------------------------
Revenue                     $484,891     $542,306      $571,060       $659,965
Cost of revenue              253,389      284,746       304,788        374,889
                             -------     --------    -----------     -----------
  Gross profit               231,502      257,560       266,272        285,076
Operating expenses           170,795      172,988       183,835        199,987
                             -------     --------    -----------     -----------
  Operating profit            60,707       84,572        82,437         85,089
Interest income (expense), net 4,663        3,258          (714)          (264)
                             -------     --------    -----------     -----------
  Income before income
     taxes                    65,370       87,830        81,723         84,825
Provision for income taxes   (24,800)     (33,400)      (31,100)       (32,200)
                             -------     --------    -----------     -----------
  Net income                $ 40,570     $ 54,430      $ 50,623       $ 52,625
                             -------     --------    -----------     -----------
                             -------     --------    -----------     -----------
Earnings per common share:
  Basic                     $   0.38     $   0.51      $   0.50       $    .53
                             -------     --------    -----------     -----------
                             -------     --------    -----------     -----------
  Diluted                   $   0.37     $   0.50      $   0.48       $    .52
                             -------     --------    -----------     -----------
                             -------     --------    -----------     -----------

                                             Quarter Ended 1997
                             ---------------------------------------------------
                             March 28    June 27     September 26    December 26
                             ---------------------------------------------------
Revenue                     $438,595     $517,024      $525,168       $663,869
Cost of revenue              241,672      283,284       285,383        361,191
                             -------     --------    -----------     -----------
  Gross profit               196,923      233,740       239,785        302,678
Operating expenses           148,237      166,375       173,042        194,711
                             -------     --------    -----------     -----------
  Operating profit            48,686       67,365        66,743        107,967
Interest income, net           5,603        6,619         7,987          5,147
                             -------     --------    -----------     -----------
  Income before income
     taxes                    54,289       73,984        74,730        113,114
Provision for income taxes   (14,700)     (20,000)      (20,200)       (29,400)
                             -------     --------    -----------     -----------
  Net income                $ 39,589     $ 53,984      $ 54,530       $ 83,714
                             -------     --------    -----------     -----------
                             -------     --------    -----------     -----------
Earnings per common share:
  Basic                     $   0.32     $   0.44      $   0.44       $    .74
                             -------     --------    -----------     -----------
                             -------     --------    -----------     -----------
  Diluted                   $   0.32     $   0.43      $   0.44       $    .73
                             -------     --------    -----------     -----------
                             -------     --------    -----------     -----------

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of
Storage Technology Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Item 14.(a)1. and 2. on page 31 present fairly, in all material respects, the financial position of Storage Technology Corporation and its subsidiaries at December 25, 1998 and December 26, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
February 19, 1999

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           (In Thousands of Dollars)

                                                                   Deductions
                                                                    Accounts
                                    Balance      Additions         Receivable
                                   Beginning     Charged to        Written Off      Balance End
                                    of Year    Other Expenses   Net of Recoveries     of Year
                                   ------------------------------------------------------------
Allowance for doubtful accounts
  on accounts receivable:

  December 25, 1998                 $17,924       $ 6,664            $ 4,164          $20,424
                                   --------    -----------      ------------        ---------
                                   --------    -----------      ------------        ---------
  December 26, 1997                 $12,907       $ 7,625            $ 2,608          $17,924
                                   --------    -----------      ------------        ---------
                                   --------    -----------      ------------        ---------
  December 27, 1996                 $14,665       $ 3,838            $ 5,596          $12,907
                                   --------    -----------      ------------        ---------
                                   --------    -----------      ------------        ---------

                                                 Additions
                                    Balance      Charged to
                                   Beginning      Cost of          Reductions       Balance End
                                    of Year       Revenue          Write-offs         of Year
                                   ------------------------------------------------------------
Inventory reserves:

  December 25, 1998                 $45,862       $26,209            $32,167          $39,904
                                   --------    -----------      ------------        ---------
                                   --------    -----------      ------------        ---------
  December 26, 1997                 $51,338       $40,915            $46,391          $45,862
                                   --------    -----------      ------------        ---------
                                   --------    -----------      ------------        ---------
  December 27, 1996                 $45,290       $55,771            $49,723          $51,338
                                   --------    -----------      ------------        ---------
                                   --------    -----------      ------------        ---------

                                 EXHIBIT INDEX

   3.1                      Restated Certificate of Incorporation of Storage Technology
                            Corporation dated July 28, 1987 (filed as Exhibit 3 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended September 25, 1987, and as Exhibit 3.1(ii) to the
                            Company's Quarterly Report on Form 10-Q, for the quarter
                            ended September 29, 1995, filed on November 13, 1995, and
                            incorporated herein by reference).
   3.2                      Certificate of Amendment dated May 22, 1989, to the Restated
                            Certificate of Incorporation dated July 28, 1987 (filed as
                            Exhibit (c)(1) to the Company's Current report on Form 8-K dated June 2, 1989, and incorporated herein by reference).
   3.3                      Certificate of Second Amendment dated June 2, 1992, to the
                            Restated Certificate of Incorporation dated July 28, 1987
                            (filed as Exhibit 3 to the Company's Quarterly Report on
                            Form 10-Q for the quarter ended June 26, 1992, and
                            incorporated herein by reference).
   3.4                      Restated Bylaws of Storage Technology Corporation, as
                            amended through November 11, 1998 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 19,
                            1998, and incorporated herein by reference).
   4.1                      Specimen Certificate of Common Stock, $0.10 par value of
                            Registrant (filed as Exhibit (c)(2) as to the Company's
                            Current Report on Form 8-K dated June 2, 1989, and
                            incorporated herein by reference).
   4.2                      Rights Agreement dated as of August 20, 1990, between
                            Storage Technology Corporation and First Fidelity Bank,
                            N.A., New Jersey, Rights Agent (filed as Exhibit 4.1 to the
                            Company's Current Report on Form 8-K dated August 20, 1990, and incorporated herein by reference).
   4.3                      Certificate of Designations of Series B Junior Participating
                            Preferred Stock (filed as Exhibit A to Exhibit 4.1 to the
                            Company's Current Report on Form 8-K dated August 8, 1990, and incorporated herein by reference).
   10.1(1)                  1987 Employee Stock Purchase Plan, as amended (filed as part of the Company's Registration Statement on Form S-8 filed
                            September 8, 1994, File No. 33-42818, and incorporated
                            herein by reference).
   10.2(1)                  1995 Equity Participation Plan (filed as Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1995, filed on August 11, 1995, and
                            incorporated herein by reference).
   10.3(1)                  Storage Technology Corporation MBO Plan (filed as Exhibit
                            10.1 to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended July 1, 1994, filed on August 12, 1994, and
                            incorporated herein by reference).
   10.4(1)                  Tenth Amendment and Restatement of Storage Technology
                            Corporation 1987 Employee Stock Purchase Plan (filed as
                            Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q
                            for the quarter ended June 28, 1996, filed on August 12,
                            1996, and incorporated herein by reference).
   10.5(1)                  Storage Technology Corporation Amended and Restated Stock
                            Option Plan for Non-Employee Directors (filed as Exhibit
                            10.2 to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference).

------------------------

1 Contract or compensatory plan or arrangement in which directors and/or officers participate.

   10.6(1)                  Employment Agreement between the Company and David E. Weiss, dated June 24, 1996 (filed as Exhibit 10.3 to the Company's
                            Quarterly Report on Form 10-Q for the quarter ended June 28,
                            1996, filed on August 12, 1996, and incorporated herein by reference).
   10.7(1)                  Storage Technology Corporation 1995 Equity Participation
                            Plan, as amended September 1996 (filed as Exhibit 10.3 to
                            the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 1996, filed on November 8, 1996, and
                            incorporated herein by reference).
   10.8(1)                  Storage Technology Corporation 1995 Equity Participation
                            Plan, as amended February 1997 (filed as Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 27, 1997, filed on August 8, 1997, and
                            incorporated herein by reference).
   10.9                     Contingent Multicurrency Note Purchase Commitment Agreement
                            dated as of December 12, 1996, between the Company and Bank of America National Trust and Savings Association (filed as
                            Exhibit 10.29 to the Company's Annual Report on Form 10-K
                            for the year ended December 27, 1996, and incorporated
                            herein by reference).
   10.10                    Eleventh Amendment to the Storage Technology Corporation
                            1987 Employee Stock Purchase Plan, as amended (filed as
                            Exhibit 10.23 to the Company's Annual Report on Form 10-K
                            for the year ended December 26, 1997, and incorporated
                            herein by reference).
   10.11(1)                 Agreement between the Company and Gary Francis, dated August
                            19, 1997(filed as Exhibit 10.25 to the Company's Annual
                            Report on Form 10-K for the year ended December 26, 1997,
                            and incorporated herein by reference).
   10.12(1)                 Employment Agreement between the Company and Victor Perez, dated February 17, 1995 (filed as Exhibit 10.26 to the
                            Company's Annual Report on Form 10-K for the year ended
                            December 27, 1996, and incorporated herein by reference).
   10.13(3)                 OEM Agreement between the Company and International Business
                            Machines Corporation ("IBM") dated December 18, 1997
                            (redacted copy filed as Exhibit 10.28 to the Company's
                            Annual Report on Form 10-K for the fiscal year ended
                            December 26, 1997, and incorporated herein by reference).
   10.14(2)                 Amendment No. 1 to OEM Agreement dated March 19, 1998,
                            between the Company and IBM. Concurrent with the filing of this Annual Report on Form 10-K, the Company is submitting to the Commission a request for confidential treatment to
                            omit certain information pursuant to Rule 24b-2 of the
                            Securities Exchange act of 1934, as amended.
   10.15(2)                 Amendment No. 2 to OEM Agreement dated April 28, 1998,
                            between the Company and IBM. Concurrent with the filing of this Annual Report on Form 10-K, the Company is submitting to the Commission a request for confidential treatment to
                            omit certain information pursuant to Rule 24b-2 of the
                            Securities Exchange act of 1934, as amended.

------------------------

1 Contract or compensatory plan or arrangement in which directors and/or officers participate.

2   Indicates exhibits filed with this Annual Report on Form 10-K.

3   Confidential treatment granted on certain portion of this agreement.

10.16(2)                  Amendment No. 3 to OEM Agreement dated September 19, 1998, between the Company and
                          IBM. Concurrent with the filing of this Annual Report on Form 10-K, the Company is submitting to the Commission a request for confidential treatment to omit certain information pursuant to Rule 24b-2 of the Securities Exchange act of 1934, as amended.
10.17(2)                  Amendment No. 4 to OEM Agreement dated September 19, 1998, between the Company and
                          IBM. Concurrent with the filing of this Annual Report on Form 10-K, the Company is submitting to the Commission a request for confidential treatment to omit certain information pursuant to Rule 24b-2 of the Securities Exchange act of 1934, as amended.
10.18                     Credit Agreement dated as of October 23, 1997, among the Company and Bank of America
                          National Trust and Savings Association, as Agent, Swingline Bank, and Letter of Credit
                          Issuing Bank, and the other financial institutions party thereto (filed as Exhibit
                          10.28 to the Company's Annual Report on Form 10-K for the year ended December 26,
                          1997, and incorporated herein by reference).
10.19(2)                  Second Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase
                          Commitment Agreement dated November 20, 1998, between Bank of America National Trust and Savings Association and the Company.
10.20(1/2)                Employment Agreement between Bruce S. Taafe and the Company.
21.0(2)                   Subsidiaries of Registrant.
23.1(2)                   Consent of PricewaterhouseCoopers LLP.
24.0(2)                   Power of Attorney (See Page 35).
27.0(2)                   Financial Data Schedule.

------------------------

1   Contract or compensatory plan or arrangement in which directors and/or officers participate.

2   Indicates exhibits filed with this Annual Report on Form 10-K.