Form 10-Q
period 1999-03-26
STORAGE TECHNOLOGY CORP
filed 1999-05-10
CIK 94673

Form 10-Q
==============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended March 26, 1999
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to ________


                         -------------------------------

                          Commission File Number 1-7534

                         -------------------------------



                         STORAGE TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                        84-0593263
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                       Identification Number)

   One StorageTek Drive, Louisville,                           80028-4309
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

Common stock ($.10 Par Value) -  99,975,481  shares  outstanding  at
  April 30, 1999.

                                                               Form 10-Q, Page 2



               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                 March 26, 1999

                                                                          PAGE
                                                                         -----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

              Consolidated Balance Sheet                                    3

              Consolidated Statement of Operations                          4

              Consolidated Statement of Cash Flows                          5

              Notes to Consolidated Financial Statements                    6

      Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       10

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                           23

      Item 6 - Exhibits and Reports on Form 8-K                            25

                                                               Form 10-Q, Page 3




                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)

                                                          03/26/99
                                                        (Unaudited)   12/25/98
                                                       -----------------------
ASSETS
Current assets:
  Cash and cash equivalents                             $  217,778  $  231,985
  Accounts receivable                                      629,338     755,931
  Inventories (Note 2)                                     336,430     261,808
  Deferred income tax assets                               115,073     114,715
                                                         ---------   ---------
     Total current assets                                1,298,619   1,364,439

Property, plant and equipment, at cost                     335,283     320,946
Spare parts for maintenance, at cost                        29,189      33,395
Deferred income tax assets                                  15,456      15,875
Other assets                                               103,878     108,289
                                                         ---------   ---------
                                                        $1,782,425  $1,842,944
                                                         =========   =========

LIABILITIES
Current liabilities:
  Credit facilities (Note 3)                            $  249,788  $  276,673
  Current portion of long-term debt                          1,312       1,722
  Accounts payable                                         150,503     136,555
  Accrued liabilities                                      275,720     332,758
  Income taxes payable                                      97,937      78,400
                                                         ---------   ---------
     Total current liabilities                             775,260     826,108
Long-term debt                                              15,849      17,260
                                                         ---------   ---------
     Total liabilities                                     791,109     843,368
                                                         ---------   ---------

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 150,000,000 shares authorized;
  100,073,913 shares issued at March 26, 1999, and
  100,338,353 shares issued at December 25, 1998            10,007      10,034
Capital in excess of par value                             820,183     834,778
Retained earnings                                          165,067     159,254
Treasury stock of 113,774 shares at March 26, 1999,
  and 117,271 shares at December 25, 1998                   (2,334)     (2,409)
Unearned compensation                                       (1,607)     (2,081)
                                                         ---------   ---------
     Total stockholders' equity                            991,316     999,576
                                                         ---------   ---------
                                                        $1,782,425  $1,842,944
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

                                                               Form 10-Q, Page 4



               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                   (In Thousands, Except Per Share Amounts)



                                                            Quarter Ended
                                                       ----------------------
                                                        03/26/99    03/27/98
                                                       ----------------------

Revenue                                                $517,503    $484,891
Cost of revenue                                         294,086     253,389
                                                        -------     -------

    Gross profit                                        223,417     231,502


Research and product development costs                   73,476      55,973
Selling, general, administrative and other income
  and expense, net                                      137,859     114,822
                                                        -------     -------

    Operating profit                                     12,082      60,707


Interest expense                                         (3,899)     (1,129)
Interest income                                             930       5,792
                                                        -------     -------

    Income before income taxes                            9,113      65,370


Provision for income taxes                               (3,300)    (24,800)
                                                        -------     -------

    Net income                                         $  5,813    $ 40,570
                                                        =======     =======




EARNINGS PER COMMON SHARE (Note 6)

Basic earnings per share                               $   0.06    $   0.38
                                                        =======     =======


Weighted-average shares                                  99,804     106,627
                                                        =======     =======


Diluted earnings per share                             $   0.06    $   0.37
                                                        =======     =======


Weighted-average and dilutive potential shares          101,982     109,261
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

                                                               Form 10-Q, Page 5


              STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (In Thousands of Dollars)

                                                          Quarter Ended
                                                     ----------------------
                                                      03/26/99    03/27/98
                                                     ----------------------
OPERATING ACTIVITIES
Cash received from customers                          $ 628,897   $ 605,266
Cash paid to suppliers and employees                   (573,249)   (459,382)
Interest received                                           930       5,792
Interest paid                                            (3,356)       (845)
Income tax refund (paid), net                            16,144     (16,786)
                                                       --------    --------
   Net cash provided by operating activities             69,366     134,045
                                                       --------    --------

INVESTING ACTIVITIES
Short-term investments, net                                          56,574
Purchase of property, plant and equipment, net          (32,498)    (19,328)
Other assets, net                                        (2,582)       (959)
                                                       --------    --------
Net cash provided by (used in) investing activities     (35,080)     36,287
                                                       --------    --------

FINANCING ACTIVITIES
Repayments of credit facilities, net                    (26,887)
Repayments of other debt                                 (1,527)     (2,064)
Repurchases of common stock                             (17,427)    (13,836)
Proceeds from employee stock plans                        3,820       8,909
                                                       --------    --------
   Net cash used in financing activities                (42,021)     (6,991)
                                                       --------    --------

   Effect of exchange rate changes on cash               (6,472)     (3,061)
                                                       --------    --------

Increase (decrease) in cash and cash equivalents        (14,207)    160,280
   Cash and cash equivalents - beginning of the
     period                                             231,985     256,319
                                                       --------    --------
Cash and cash equivalents - end of the period         $ 217,778   $ 416,599
                                                       ========    ========


RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES
Net income                                            $   5,813   $  40,570
Depreciation and amortization expense                    26,901      33,583
Translation loss                                         11,201       4,866
Other non-cash adjustments to income                      1,698      (3,383)
Decrease in accounts receivable                         110,039     119,753
Increase in inventories                                 (71,322)    (29,988)
Increase in spare parts, net                               (997)     (8,572)
(Increase) decrease in deferred income tax assets, net   (3,031)     12,107
Decrease in accounts payable and accrued liabilities    (32,459)    (29,698)
Increase (decrease) in income taxes payable              21,523      (5,193)
                                                       --------    --------
   Net cash provided by operating activities          $  69,366   $ 134,045
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

                                                               Form 10-Q, Page 6



               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PREPARATION
-----------------------------
The accompanying consolidated financial statements of Storage Technology Corporation and its subsidiaries (StorageTek or the Company) have been prepared in accordance with the Securities and Exchange Commission requirements for Form 10-Q. In the opinion of management, these statements reflect all adjustments necessary for the fair presentation of results for the periods presented, and such adjustments are of a normal, recurring nature. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 25, 1998.

NOTE 2 - INVENTORIES
--------------------
Inventories consist of the following (in thousands of dollars):

                                              03/26/99          12/25/98
                                             ---------------------------
      Raw materials                           $ 80,632          $ 46,672
      Work-in-process                           84,269            76,839
      Finished goods                           171,529           138,297
                                               -------           -------
                                              $336,430          $261,808
                                               =======           =======

NOTE 3 - DEBT AND FINANCING ARRANGEMENTS
----------------------------------------
The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $140,000,000 at any one time. The agreement, which expires in January 2000, provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. As of March 26, 1999, the Company had outstanding borrowings of $64,788,000 and had committed to borrowings between April 1999 and December 1999 in the cumulative principal amount of approximately $292,687,000. The notes must be repaid only to the extent of future revenue. Obligations under the agreement are not cancelable by the Company or the bank. Gains and losses associated with changes in the underlying foreign currencies are deferred during the commitment period and recognized as an adjustment to the revenue supporting the note repayment at the time the bank purchases the promissory notes. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance and bear interest at rates no less than the LIBOR plus 0.35% (approximately 5.29% as of March 26, 1999). Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount not less than the outstanding promissory notes.

See the Company's 1998 Form 10-K and "Liquidity and Capital Resources Available Financing Lines" of this Form 10-Q, for additional information regarding the Company's debt and financing arrangements.

                                                               Form 10-Q, Page 7



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

On June 29, 1995, Odetics, Inc. (Odetics) filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorney's fees and costs. In February 1996, a jury found that the Company's products did not infringe the 151 Patent. Odetics appealed and in June 1997, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's ruling and remanded the case back to the District Court for further proceedings. On March 27, 1998, a second trial was held and a jury found that a pass-through port in certain of the Company's tape library products willfully infringed the 151 Patent and awarded actual damages to Odetics of $70,600,000. On July 31, 1998, the Court granted the Company's motion for judgment as a matter of law, overturning the jury's verdict, and entered judgment in favor of the Company. On August 10, 1998, Odetics appealed the judgment to the U.S. Court of Appeals for the Federal Circuit, and on August 26, 1998, the Company filed a cross-appeal. Oral arguments on the appeals were held on April 12, 1999. A decision on these appeals is pending before the U.S. Court of Appeals.

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

On October 3, 1995, certain former employees of the Company filed suit in the U.S. District Court for the District of Colorado against the Company. The amended suit alleges violations of the Age Discrimination in Employment Act
(ADEA) and the Employee Retirement Income Security Act (ERISA) between the period of April 13, 1993, and December 31, 1996. On November 26, 1997, the Court granted the plaintiffs' request to proceed as a collective action on the ADEA claims. On November 9, 1998, the Court granted the plaintiffs' request to proceed as a class on the ERISA claims. On March 1, 1999, the Court denied the Company's appeal on the certification of the ERISA class. Approximately 1,300 persons are eligible members of the ERISA class, which includes approximately 400 members of the ADEA class. The plaintiffs seek, among other things, compensatory damages in an unspecified amount, including the value of back pay and benefits; reinstatement as employees or alternatively the value of future earnings and benefits; and exemplary or liquidated damages. The Company has filed an answer denying both the ADEA and ERISA claims. The case is in the discovery phase and a trial date has been set for October 1999.

                                                               Form 10-Q, Page 8



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

NOTE 5 - RECENTLY ISSUED ACCOUNTING STANDARDS
---------------------------------------------
In June 1998, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal periods beginning after June 15, 1999, with earlier adoption encouraged. SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the consolidated balance sheet and be measured at their fair value. The corresponding change in fair value of the derivative instrument will be recorded in the earnings of the Company, net of any change in fair value of the related hedged item, or as a component of comprehensive income depending upon the intended use and designation. The Company is currently evaluating the impact of SFAS No. 133 on its financial statements and its plans for adopting the new accounting standard.

NOTE 6 - COMMON STOCK SPLIT
---------------------------
In May 1998, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend paid at the close of business June 26, 1998, to shareholders of record on June 5, 1998. All earnings per common share amounts have been restated as if the stock dividend had occurred as of the earliest period presented.

                                                               Form 10-Q, Page 9



NOTE 7 - OPERATIONS OF BUSINESS SEGMENTS
----------------------------------------
The Company is organized into three reportable segments based on the definitions of segments provided under SFAS No. 131: storage products, storage services and storage management software. The storage products segment sells information storage tape, disk and network products. The storage services segment provides support services for the Company's and third-party products, integration services, storage consulting and managed services. The storage management software segment sells and licenses software products.

The Company does not have any intersegment revenue and evaluates segment performance based on gross profit. The segment gross profit equals the consolidated gross profit and the Company does not allocate research and product development costs; selling, general, administrative and other income and expense; interest expense; interest income; or provision for income taxes to the segments. The revenue and gross profit by segment is as follows (in thousands of dollars):

                                               Quarter Ended
                                          ------------------------
                                          03/26/99        03/27/98
                                          --------        --------
         Revenue:
           Storage products               $323,194        $328,591
           Storage services                164,522         143,303
           Storage management software      29,787          12,997
                                           -------         -------
               Total revenue              $517,503        $484,891
                                           =======         =======

         Gross profit:
           Storage products               $134,743        $159,878
           Storage services                 67,045          62,585
           Storage management software      21,629           9,039
                                           -------         -------
              Total gross profit          $223,417        $231,502
                                           =======         =======

                                                              Form 10-Q, Page 10


                Storage Technology Corporation and Subsidiaries
                     Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                                 March 26, 1999


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

Statements made herein are accurate only as of the date of filing this Form 10-Q with the Securities and Exchange Commission and may be relied upon only as of that date. The Company disclaims any obligation to update information on forecasts contained herein, except as may be otherwise required by law.

GENERAL
-------
The Company reported net income for the first quarter ended March 26, 1999, of $5.8 million on revenue of $517.5 million, compared to net income for the same period in 1998 of $40.6 million on revenue of $484.9 million.

Revenue increased 7% during the first quarter of 1999, compared to the same period in 1998, primarily due to increases in revenue from storage services and storage management software. Revenue from storage products decreased slightly in the first quarter of 1999, as compared to the same period in 1998. Gross profit margins decreased to 43% during the first quarter of 1999, as compared to 48% for the same period in 1998, due to decreased profit margins on storage products and storage services. The decreased margins from storage products and services were partially offset by increased sales of higher-margin storage management software.

The Company's future revenue and operating results are  significantly  dependent upon effectively managing the introduction of new products and services; successfully managing its direct and indirect sales channel activity; successfully implementing the new storage area network (SAN) strategy; and managing operating expenses. For the discussion of these and other risk factors, see "Risk Factors That May Affect Future Results" below.

The Company's cash balance decreased $14.2 million during the first quarter of 1999 due primarily to net investments in property, plant and equipment of $32.5 million, a reduction in total debt of $28.4 million, and cash payments of $17.4 million associated with the Company's on-going common stock repurchase program to offset dilution from employee stock purchase plans. Cash provided by operating activities decreased to $69.4 million during the first quarter of 1999, as compared to $134.0 million for the same period in 1998. See "Liquidity and Capital Resources - Working Capital" for additional discussion of operating cash flows.

                                                              Form 10-Q, Page 11


The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information and revenue by segment.

                                                    Quarter Ended
                                              --------------------------
                                              03/26/99          03/27/98
                                              --------------------------
Storage products:
  Tape products                                 45.6%             44.8%
  Disk products                                 14.8              19.8
  Network products                               2.0               3.2
                                               -----             -----
   Total storage products                       62.4              67.8
Storage services                                31.8              29.5
Storage management software                      5.8               2.7
                                               -----             -----
      Total revenue                            100.0             100.0
Cost of revenue                                 56.8              52.3
                                               -----             -----
      Gross profit                              43.2              47.7
Research and product development costs          14.2              11.5
Selling, general, administrative and other
  income and expense, net                       26.7              23.7
                                               -----             -----
      Operating profit                           2.3              12.5
Interest income (expense), net                  (0.5)              1.0
                                               -----             -----
      Income before income taxes                 1.8              13.5
Provision for income taxes                      (0.7)             (5.1)
                                               -----             -----
      Net income                                 1.1%              8.4%
                                               =====             =====


REVENUE
-------

STORAGE PRODUCTS

The Company's storage products revenue includes sales of tape, disk, and network products. Revenue generated from storage products decreased 2% during the first quarter of 1999, as compared to the same period in 1998, primarily due to decreased revenue from disk products. The decreased revenue from disk products was partially offset by increased revenue from tape products.

Tape Products

Tape product revenue increased 9% during the first quarter of 1999, as compared to the same period in 1998. Revenue from the 9840 high-performance tape drive, and the TimberWolf(TM) family of automated tape libraries designed for the client-server market, increased during the first quarter of 1999, as compared to the same period in 1998. As anticipated, revenue from TimberLine(R) 9490, a 36-track cartridge subsystem; PowderHorn(R) 9310, an automated cartridge system library; and other earlier generation tape products declined during the quarter reflecting reduced units sold and lower selling prices. While revenue from the 9840 product increased during the quarter, the Company experienced manufacturing constraints, which adversely affected revenue contribution. The Company added manufacturing capacity for the 9840 during the second quarter.

Disk Products

Disk product revenue decreased 20% during the first quarter of 1999, as compared to the same period in 1998, primarily due to decreased OEM sales to IBM of Iceberg(R), a disk storage

                                                              Form 10-Q, Page 12


product designed for the mainframe market. While terabyte sales of Iceberg increased in the first quarter of 1999, as compared to 1998, the increase was more than offset by a decrease in product prices. A significant portion of the Company's disk product revenue has been derived from OEM sales of disk products to IBM. The Company anticipates that OEM sales to IBM will decrease in the future. See "Risk Factors That May Affect Future Results - Dependence on IBM," for discussion of the risks associated with IBM. The decrease in revenue from sales of Iceberg was partially offset by an increase in revenue from sales of the OPENstorage(TM) Disk products, a family of disk products designed for the client-server market. In April 1999, the Company announced the availability of a new disk storage product, the 9393 Shared Virtual Array (SVA). The SVA supports the consolidation of data which is co-located on mainframe and client-server systems. The Company expects that it will sell SVA primarily through the Company's direct sales organization.

Network Products

Network product revenue decreased 32% during the first quarter of 1999, as compared to the same period in 1998, primarily due to reduced revenue from the earlier generation network products as the Company has de-emphasized the legacy network business and has re-prioritized investments into products designed to address the emerging Storage Area Network (SAN) market. Future revenue growth in network products is dependent upon customer acceptance of the SAN technology.

Future revenue growth in the Company's storage products segment is significantly dependent upon increasing volumes for the 9840 tape drive, successfully replacing the anticipated decline in OEM sales of Iceberg to IBM with direct sales of the recently-introduced SVA disk product, and gaining greater market acceptance for SAN applications. There can be no assurances that the Company will be successful in these endeavors. See "Risk Factors That May Affect Future Results - New Products, Markets and Distribution Channels," for discussion of the risks associated with the introduction and manufacture of new products.

STORAGE SERVICES

Storage services include support service revenue from the Company and third-party storage products, as well as integration service revenue associated with new applications, storage consulting and managed services revenue. Storage services revenue increased 15% during the first quarter of 1999, as compared to the same period in 1998, primarily due to growth in the storage consulting and managed services area and an increase in both the Company and third-party storage products maintenance contracts.

Future revenue growth from storage services is significantly dependent on the Company's ability to provide consulting and integration services as part of a bundled solution with products and software. Storage services revenue is also dependent on the Company's continued success in maintaining the support services business for both its own and third-party products as the indirect sales channel expands and the Company focuses on the client-server market.

STORAGE MANAGEMENT SOFTWARE

Storage management software revenue increased 129% during the first quarter of 1999, as compared to the same period in 1998, primarily due to increased revenue from the Virtual Storage Manager(TM) (VSM). The VSM is a software driven data storage management solution designed to improve performance, cartridge utilization, and overall storage management. Revenue from SnapShot(TM) also contributed to the increased revenue from storage

                                                              Form 10-Q, Page 13


management software. SnapShot is software which is currently designed for use with the Company's mainframe disk products. While revenue from VSM increased during the quarter, sales did not meet the Company's expectations due to early start-up issues and extended evaluation periods by customers. The extended evaluation periods resulted from additional time required for customers to analyze the benefits from this new software product.

Future revenue growth from storage management software is significantly dependent upon growing market acceptance for VSM. Because VSM is a new complex application with extended customer evaluation periods, it is difficult to predict the timing and extent in which VSM will gain market acceptance. There can be no assurances that the Company will be successful in gaining market acceptance for VSM. The Company anticipates sales of SnapShot to IBM will decline in 1999 as the sales of Iceberg are also expected to decline. While the Company has developed SnapShot capabilities for SVA in the mainframe marketplace, future revenue growth from Snapshot is significantly dependent upon the timely introduction and market acceptance of future releases of the SnapShot software. See "Risk Factors That May Affect Future Results - Dependence on IBM," for discussion of the risks associated with IBM.

GROSS PROFIT
------------
Gross profit margins decreased to 43% during the first quarter of 1999, as compared to 48% for the same period in 1998, due to reduced margins associated with storage products and storage services. These decreased margins were partially offset by increased sales of higher-margin storage management software products. The gross profit margins on storage products decreased primarily as a result of price erosion associated with the Company's disk products and earlier generation tape products. The gross profit margins on storage services decreased primarily due to increased pricing pressures associated with the maintenance of StorageTek manufactured client-server storage products, and the maintenance of third-party equipment, as well as increased revenue from lower-margin storage consulting services.

The markets for the Company's products and services are subject to intense price competition. The Company anticipates that price competition for its products and services will continue to have a significant impact on the Company's profit margins. The Company's ability to sustain or improve gross margins is significantly dependent upon its ability to continue to reduce manufacturing costs and increase sales of higher-margin storage management software. Storage product and storage management software gross margins may be affected in future periods by inventory reserves and writedowns resulting from rapid technological changes or delays in gaining market acceptance for products. Storage services margins may be adversely affected in the future as a result of increased competition and lower-margins associated with the Company's consulting services and multi-vendor support services.

RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------
Research and product development expenses increased 31% during the first quarter of 1999, as compared to the same period in 1998. This increase was primarily due to increased investment in products and software designed for the client-server and SAN markets as well as a reduction of approximately $10 million in research and development funding received from third-parties, as compared to the first quarter of 1998.

                                                              Form 10-Q, Page 14


As further discussed under "Restructuring," below, the Company has announced plans to eliminate lower priority development programs. The restructuring is expected to reduce research and development expenses during the second half of 1999.

SELLING, GENERAL, ADMINISTRATIVE AND OTHER
------------------------------------------
Selling, general, administrative and other income and expense (SG&A) increased 20% during the first quarter of 1999, as compared to the same period in 1998. The increase was primarily due to increased expenses associated with expanding and training the direct sales force in order to sell SVA, the addition of storage consultants, and increased marketing efforts associated with the SAN initiative and a corporate branding campaign.

As further discussed under "Restructuring," below, the Company has announced plans that are expected to reduce SG&A expenses during the second half of 1999.

RESTRUCTURING
-------------
On April 15, 1999, the Company announced plans to restructure certain aspects of its business. The elements of the restructuring plan include a reduction in headcount and the elimination of certain lower priority development projects. At the time of the announcement, the Company expected that the combination of a voluntary separation program (VSP) and attrition would result in a decrease of 500 positions, with approximately 250 of the positions eliminated by the end of the second quarter.

The deadline for employees to elect to participate in the VSP was May 3, 1999. While the Company has received and accepted in excess of 500 offers to volunteer under the VSP, the Company is unable to determine at this time the total number of employees that will finally terminate as the employees have until June 30, 1999, to make a final decision regarding whether they will participate in the VSP.

Until the Company determines the final number of participants in the VSP, the Company can not estimate with certainty the actual pre-tax restructuring charge. The Company currently anticipates it will incur employee severance charges as part of the restructuring of between $25 million and $30 million. Asset writedowns, lease abandonments, and other exit costs may also be incurred in connection with the restructuring. The majority of the restructuring charge is expected to be incurred during the second and third quarters of 1999. The Company is targeting annualized savings of approximately $40 million in connection with the restructuring. As the Company is in the early stages of its restructuring program and it is unclear how many employees will finally participate in the VSP, there can be no assurance that the restructuring charge will be within the range described above or that the targeted savings will be achieved.

The Company has restructured its business in the past in order to re-align its business with its products and market strategies, or establish a more cost efficient business structure. There can be no assurance that the restructuring activities described above will be successful or sufficient to allow the Company to generate improved operating results in future periods. It is possible that additional changes in the Company's business or in its industry may necessitate additional restructuring charges in the future. The necessity for additional restructuring activities may result in expenses that adversely affect reported results of operations in the period the restructuring plan is adopted, and require incremental cash payments.

                                                              Form 10-Q, Page 15



INTEREST EXPENSE AND INCOME
---------------------------
Interest expense increased 245% to $3.9 million during the first quarter of 1999, as compared to the same period in 1998, due to borrowings under the Company's credit facilities. Interest income decreased 84% to $930,000 during the first quarter of 1999, as compared to the same period in 1998, primarily as a result of a decrease in cash available for investment. See "Liquidity and Capital Resources," for further discussion of the Company's working capital and credit facilities.

INCOME TAXES
------------
The Company's effective tax rate decreased from 38% for the first quarter of 1998, to 36% for the first quarter of 1999. Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, management has determined that the Company will more likely than not realize $130.5 million of deferred income tax assets as of March 26, 1999. The Company's valuation allowance of approximately $24.5 million as of March 26, 1999, relates principally to net deductible temporary differences and net operating loss carryforwards associated with the Company's foreign subsidiaries.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working Capital

The Company's cash balance decreased $14.2 million during the first quarter of 1999 due primarily to net investments in property, plant and equipment of $32.5 million, a reduction of total debt of $28.4 million, and cash payments of $17.4 million associated with the Company's on-going common stock repurchase program to offset dilution from employee stock purchase plans. Cash provided by operating activities decreased to $69.4 million during the first quarter of 1999, as compared to $134.0 million for the same period in 1998. While revenue has increased in the first quarter of 1999, as compared to 1998, the Company has not realized the benefit of the revenue increase in terms of cash flows due to decreased gross margins, increased operating expenses, slower collections of accounts receivable, and increased levels of inventory. Accounts receivable collections have been adversely impacted by issues associated with the recent integration and implementation of new internal information systems and processes. See "Risks Factors That May Affect Future Results - Information Systems Transition," for discussion of the risks associated with integration of new systems. Inventory levels increased during the first quarter of 1999 due to inventory ramp-up for new products coupled with longer than anticipated customer evaluation periods.

Available Financing Lines

The Company has an unsecured revolving credit facility (the Revolver) which expires in October 2001. The credit limit available under the Revolver, $337.5 million as of March 26, 1999, is reduced by $12.5 million on the last day of each calendar quarter. The interest rates under the Revolver depend on the type of advance selected. The basic advance rate is not less than the London Interbank Offered Rate (LIBOR) plus .625% (approximately 5.56% as of March 26,
1999). The interest rate on the outstanding borrowings under the Revolver as of March 26, 1999, has varied from approximately 5.94% to 7.75%. As of March 26, 1999, the Company had borrowings of $185 million and had issued letters of credit for approximately $100,000 under

                                                              Form 10-Q, Page 16


the Revolver. The remaining available credit under the Revolver as of March 26, 1999, was approximately $152.4 million. The Revolver contains certain financial and other covenants, including restrictions on payment of cash dividends on the Company's common stock.

In January 1999, the Company entered into a $150 million unsecured revolving credit facility (the $150 million Revolver) which expires in January 2000. The interest rates under the $150 million Revolver depend on the type of advance selected.  The  basic  advance  rate is not  less  than  the  LIBOR  plus  1.00%
(approximately 5.94% as of March 26, 1999). As of March 26, 1999, the Company had no borrowings or outstanding letters of credit issued against the $150 million Revolver. The $150 million Revolver contains certain financial and other covenants, including restrictions on the payment of the cash dividends on the Company's common stock.

The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $140 million at any one time. The agreement, which expires in January 2000, provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. As of March 26, 1999, the Company had outstanding borrowings of $64.8 million and had committed to borrowings between April 1999 and December 1999 in the cumulative principal amount of approximately $292.7 million. The notes must be repaid only to the extent of future revenue. Obligations under the agreement are not cancelable by the Company or the bank. Gains and losses associated with changes in the underlying foreign currencies are deferred during the commitment period and recognized as an adjustment to the revenue supporting the note repayment at the time the bank purchases the promissory notes. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance and bear interest at rates no less than the LIBOR plus 0.35% (approximately 5.29% as of March 26, 1999). Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount not less than the outstanding promissory notes.

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

Total Debt-to-Total Capitalization

The Company's total debt-to-capitalization ratio decreased from 23% as of December 25, 1998, to 21% as of March 26, 1999, primarily due to a decrease in short-term borrowings of $26.9 million under the Company's credit facilities.

INTERNATIONAL OPERATIONS
------------------------
During the first quarter of 1999 and 1998, approximately 40% and 36%, respectively, of the Company's revenue was generated by its international operations. The Company also sells other products and software through domestic indirect distribution channels that have end-user customers located outside the United States. The Company expects that it will continue to generate a significant portion of its revenue from international operations in the future. The

                                                              Form 10-Q, Page 17


majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe, principally Germany, France and the United Kingdom; Japan; Canada and Australia. An increase in the exchange value of the United States dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates. In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a foreign currency hedging program. See "Market Risk Management / Foreign Currency Exchange Risk," below.

The Company's international business may be affected by changes in demand resulting from global and localized economic and business conditions. The Company is subject to the risks of conducting business outside the United States, including changes in, or impositions of, legislative or regulatory requirements, tariffs, quotas, difficulty in obtaining export licenses, potentially adverse taxes, the burdens of complying with a variety of foreign laws, and other factors outside the Company's control. There can be no assurances these factors will not have a material adverse effect on the Company's business or financial results in the future.

MARKET RISK MANAGEMENT / FOREIGN CURRENCY EXCHANGE RISK
-------------------------------------------------------
The market risk inherent in the Company's financial instruments relates primarily to changes in foreign currency exchange rates. To mitigate the impact of foreign currency fluctuations, the Company seeks opportunities to reduce exposures through financing activities. Foreign currency options and forward exchange contracts are also used to reduce foreign currency exposures. All foreign currency options and forward exchange contracts are authorized and executed pursuant to the Company's policies. Foreign currency options and forward exchange contracts that are designated as and qualify as hedging transactions are subject to hedge accounting treatment. The Company does not hold or issue derivatives or any other financial instruments for trading purposes.

The Company has a financing agreement with a bank which provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. Gains and losses associated with changes in the underlying foreign currencies are deferred during the commitment period and recognized as an adjustment to the revenue supporting the note repayment at the time the bank purchases the promissory notes. See "Liquidity and Capital Resources - Available Financing Lines," for a description of the financing agreement.

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

The Company also utilizes forward exchange contracts, generally with maturities of less than two months, to hedge its exposure to exchange-rate fluctuations associated with monetary assets and liabilities held in foreign currencies and anticipated revenue from its international operations. The carrying amounts of these forward exchange contracts equal their fair value as the contracts are adjusted at each balance sheet date for changes in exchange rates. Gains and losses on the forward exchange contracts used to hedge monetary assets and liabilities are recognized as incurred within SG&A on the Consolidated Statement of Operations as adjustments to the foreign exchange gains and losses on the translation of net monetary

                                                              Form 10-Q, Page 18


assets. Gains and losses on the forward contracts used to hedge anticipated revenue is recognized as incurred as adjustments to revenue.

A hypothetical 10% adverse movement in foreign exchange rates applied to the Company's foreign currency exchange rate sensitive instruments held as of March 26, 1999, and as of December 25, 1998, would result in a hypothetical loss of approximately $54.0 million and $59.2 million, respectively. The decrease in the hypothetical loss for the first three months of 1999 is primarily due to a decrease in committed borrowings under the financing agreement. These hypothetical losses do not take into consideration the Company's underlying international operations. The Company anticipates that any hypothetical loss associated with the Company's foreign currency exchange rate sensitive instruments would be offset by gains associated with its underlying international operations.

Risk Factors That May Affect Future Results
-------------------------------------------

New Products, Markets and Distribution Channels

The Company's results of operations and competitive strength depend upon its ability to successfully develop, manufacture and market innovative new products and software. Short product life cycles are inherent to the high-technology market. The Company must devote significant resources to research and product development projects and effectively manage the risks inherent in new product transitions. Developing new technology and products is complex and involves uncertainties. Delays in product development, manufacturing, or in customer evaluation and purchasing decisions can make product transitions difficult. In addition, product transitions make the process of production and inventory planning more difficult as the Company must accurately anticipate product mix and configuration demands, and accurately forecast inventory levels. The Company has experienced product development delays in the past that adversely affected the Company's financial results and competitive position. There can be no assurances that the Company will be able to successfully manage the development and introduction of new products and software in the future.

In December 1998, the Company's new 9840 tape drive and VSM software became generally available. The Company's financial results in 1999 are significantly dependent on increased manufacturing capacity and volumes for the 9840 tape drive and gaining market acceptance for VSM. The manufacture of new products involves integrating complex designs and processes, collaborating with sole source suppliers for key components, and increasing manufacturing capacities to accommodate demand. A design flaw or the failure to obtain sufficient quantities of key components could adversely affect the Company's operating and financial results. In the first quarter of 1999, manufacturing constraints on the 9840 product adversely effected the Company's financial results. Also, start-up issues and extended evaluation periods by customers for VSM adversely effected the Company's financial results in the first quarter.

The Company historically has generated a significant portion of its revenue and operating profits from the mainframe market. The rate of revenue growth has declined in the mainframe market as a result of significant price competition and as some customers' purchase patterns transition to the client-server environment. The Company's future financial results are significantly dependent upon successfully competing in the rapidly growing client-server and SAN markets. The Company currently is making significant investments in developing new products, services and software for these markets. There can be no assurances that the Company will be successful in these activities.

                                                              Form 10-Q, Page 19


The Company's business model involves the use of both its direct sales force, as well as indirect distribution channels, such as OEMs, value-added resellers and value-added distributors. In order to be successful with this model, the Company must successfully manage the mix of these different sales channels. For example, the Company is currently ramping up its direct sales force to sell SVA, as OEM sales of its mainframe Iceberg product to IBM decline. There can be no assurance that the Company will not experience disruptions in sales or experience increased sales costs due to its multiple sales channels. The Company's operating and financial results may be adversely affected in the event an indirect partner establishes a new relationship with a competitor, delays or changes its purchasing patterns, or experiences financial difficulties. See "Dependence on IBM," below, for a discussion of issues associated with the Company's distribution channels for its disk products.

Dependence on IBM

During the first quarter of 1999, OEM sales of products and software to IBM declined to less than 15% of the Company's total revenue. The Company anticipates that IBM will continue to reduce its purchases from the Company during 1999 and will not extend the relationship with respect to future products and software as IBM has announced that it is developing a competitive disk product. The Company is currently expanding its direct sales channel to sell its SVA and SnapShot products. The Company anticipates increased revenue contribution from SVA and Snapshot in the second half of 1999 through its direct sales channel. Failure to successfully develop new high-volume distribution channels for the Company's disk products and software could adversely affect the Company's financial results.

Competition

The markets for the Company's products, software and services are intensely competitive and are subject to continuous, rapid technological change, frequent product performance improvements, short product life cycles, and aggressive pricing. The Company believes that its ability to remain competitive includes factors such as price and cost of the Company's and its competitors' product offerings, the timing and success of the Company's new products and offerings, and new product introductions by the Company's competitors. This competitive environment gives rise to aggressive pricing strategies and puts pressure on the Company's gross margins. The Company's competitors include, among others, Compaq Computer Corporation, EMC Corporation, Hewlett-Packard Company, Hitachi Ltd., IBM, and Sun Microsystems, Inc. A number of the Company's competitors have significantly greater market presence and financial resources than the Company. In the highly competitive client-server market, a number of the Company's competitors are able to offer customers a bundled server and storage product, which may provide them with a competitive advantage. The Company expects to address some of these competitive issues through its software, SAN, and solutions strategies.

From time-to-time, two or more of the Company's competitors may form business alliances that compete with the Company. For example, in the first quarter of 1999, IBM and EMC announced that they have entered into a strategic business and technology alliance. Although the impact of this alliance on the Company's business is unclear at this time, the alliance of two of the Company's major competitors could adversely effect the Company's ability to compete in a number of its existing market segments. A number of the Company's competitors in the product, services and software markets have formed alliances with the stated objective of developing interoperable SAN solutions. In the storage management software market, the Company competes with vendors with which it has established partnerships, including Legato Systems, Inc. and VERITAS Software Corporation. The Company also anticipates that it will

                                                              Form 10-Q, Page 20


continue to establish distribution partnerships with other equipment manufacturers, software vendors and service providers to address competitive factors. There can be no assurances that the Company will be able to successfully compete against other companies in these markets.

Volatility of Stock Price / Earnings Fluctuations

The Company's common stock is subject to significant fluctuations in trading price. The Company's stock price may be impacted if the Company's revenue or earnings fail to meet the expectations of the investment community. The Company's stock price may also be affected by broad economic and market trends, which are unrelated to the Company's performance.

The Company's financial and operating results may fluctuate from quarter to quarter due to a number of reasons. In the past, the Company's results have followed a seasonal pattern, which reflects the tendency of customers to make their purchase decisions at the end of a calendar year. During any fiscal quarter, a disproportionately large portion of total product sales are recognized in the last weeks and days of the quarter. These factors make the forecasting of revenue inherently difficult. The Company plans its operating expenses on expected revenue and a revenue shortfall may cause earnings to be below expectation in that period. A shortfall in revenue could be caused by a number of factors, such as product and technology transitions announced by the Company or its competitors, delays in the availability of new products, changes in the purchasing patterns of the Company's customers and distribution partners, the timing of customers' acceptance of solutions, rapid price erosion, or global economic conditions.

Sole Source Suppliers

The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and components. Many non-standard parts are obtained from a single source or a limited group of suppliers; however, there are other vendors who could produce these in satisfactory quantities after a period of pre-qualification and product ramping. Certain of the Company's key components and products are purchased from single source suppliers that the Company believes are currently the only manufacturers of the particular components that meet the Company's qualification requirements and other specifications or for which alternative sources of supply are not readily available. In particular, Imation Corporation is a single source supplier for the 9840 tape cartridges and the Company is dependent on Imation to economically produce large volumes of high-quality tape cartridges for the 9840 product. Imation is expanding its manufacturing capability to produce tape cartridges in sufficient quantity to achieve the Company's demands. There can be no assurance that Imation will be able to meet the anticipated demands. The Company is also dependent on IBM for disk drives used in the Company's Iceberg product which are sold to IBM under an OEM agreement and which the Company sells through its own direct sales channel.

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

                                                              Form 10-Q, Page 21


assurance can be given that any additional source would become available or would be able to satisfy the Company's production requirements on a timely basis.

Information Systems Transition

The Company is in the process of replacing many of its internal information systems with new, integrated information systems that are complex and that will affect numerous operational, transactional, financial, and reporting processes. The transition to these new systems and processes is currently expected to be completed during the third quarter of 1999, and involves a number of risks and uncertainties. The Company must successfully manage the transfer of critical information to the new systems, the integration of these systems, and the implementation of associated process changes and employee training programs. The Company intends to conduct extensive tests on these new systems and processes prior to implementation; however, these tests may not be able to fully simulate the transition phase and day-to-day operating environment. There can be no assurance that the transition to the new information systems will not cause delays or interruptions in the Company's critical business processes. Failure to successfully manage the transition could adversely affect the Company's operating and financial results.

Risks Associated with the Year 2000

The Company's product lines include information storage products and software which collect, move, store, share, and protect data. In order to properly process data, the Company's products must successfully manage and manipulate data that includes both 20th and 21st century dates (Year 2000 Ready). The Company has evaluated all of its currently offered products and software and believes that they are Year 2000 Ready, provided they have been upgraded to include all recommended engineering changes. However, there can be no assurance that the Company's current products and software will be Year 2000 Ready in all environments. In addition, the Company does not currently intend to develop modifications to certain of its older products and software to make them Year 2000 Ready and is in the process of notifying the affected customers of potential year 2000 problems with older products and software in order to raise their awareness.

The Company generally believes that it is not legally responsible for costs incurred by its customers to achieve their year 2000 readiness. Should the Company's products and software fail to be Year 2000 Ready, however, the Company may experience increased warranty and other customer satisfaction costs. Since the year 2000 complications are not fully known and potential liability issues are uncertain, the effect of the year 2000 on the Company's warranty costs, product liability costs, and financial results are not known at this time, but could be material in any given quarter.

The Company is currently in the process of replacing many of its internal information systems with new integrated information systems. See "Information Systems Transition" above. These new systems are believed to be Year 2000 Ready. The Company has also completed its assessment on its other critical internal information systems which are not being replaced and has implemented remediation programs on non-Year 2000 Ready systems. The Company has substantially completed assessing critical non-information systems to determine if they are Year 2000 Ready. The remediation programs for its information and non-information systems that are not Year 2000 Ready are expected to be substantially completed and tested by August 1999. The Company is currently formulating contingency plans in the event of a system failure or delay.

                                                              Form 10-Q, Page 22


The costs incurred to date directly related to the Company's remediation activities total approximately $2 million. Future costs related to the remediation activities are not expected to exceed approximately $2 million; however, the amount may change as the year 2000 readiness activities progress during 1999. These remediation costs do not include the costs associated with the Company's new information systems, which are expected to be Year 2000 Ready. The Company has invested approximately $39 million in these new information systems as of March 26, 1999, and the investment in these systems during the remainder of 1999 is estimated to be approximately $4 million. While the Company has not yet completed its year 2000 remediation and testing activities on all of its information and non-information systems, the Company does not currently believe that these activities will have a material adverse effect on the Company's operations and financial results. Delays in implementing new internal information systems or a failure to fully identify all year 2000 dependencies in the Company's systems could have material adverse consequences, including delays in the delivery or sale of the Company's products, or cause the Company to incur unexpected additional costs.

The Company has completed a program to assess the possible effects on its operations of the year 2000 readiness of key suppliers and vendors. The Company identified all vendors and suppliers who are not currently Year 2000 Ready and has formulated a plan to ensure they are Year 2000 Ready by the third quarter 1999. The Company has also identified alternative suppliers and vendors in the event the suppliers and vendors are not Year 2000 Ready in the third quarter 1999. The Company's dependence on suppliers and vendors and, therefore, on the proper functioning of their information systems and software, means that their failure to address year 2000 issues could have a material effect on the Company's operations and financial results.

The effect that the year 2000 will have on customers' information technology spending patterns is uncertain at this time. The potential adverse consequences resulting from customers' year 2000 concerns could include, among others, decreased spending on new information storage systems during the second half of 1999 as customers complete their year 2000 testing activities and delays in customer purchase decisions once customers have verified the year 2000 readiness of their information systems. The demand for the Company's products worldwide could be adversely affected in the event these patterns were to materialize, which could have an adverse effect on the Company's operating and financial results.

Euro Conversion

Effective January 1, 1999, 11 of the 15 member countries of the European Union adopted a single European currency, the euro, as their common legal currency. The Company generates a significant portion of its revenue from sales in member countries of the European Union. Like many companies that operate in Europe, various aspects of the Company's business and financial accounting will be affected by the euro conversion and the transitions in the business environment resulting from the convergence of currencies. The Company continues to evaluate the European pricing strategies for its products and services and the implications of the euro conversion on its contractual agreements, tax strategy and foreign currency risk management strategy. The Company does not believe that the transition in the European market resulting from the euro conversion will impact the competitiveness of its products and services in Europe in the short-term, as significant price transparency already exists. There can be no assurances, however, that the conversion will not adversely affect the Company's pricing, tax, and currency hedging strategies, or business systems and processes in the future.

                                                              Form 10-Q, Page 23



               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS
--------------------------
See Part I, Item 3 - Legal Proceedings, of the Company's Form 10-K for the fiscal year ended December 25, 1998, filed with the Commission on March 5, 1999.

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

On June 29, 1995, Odetics, Inc. (Odetics) filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorney's fees and costs. In February 1996, a jury found that the Company's products did not infringe the 151 Patent. Odetics appealed and in June 1997, the U.S. Court of Appeals for the Federal Circuit reversed the District Court's ruling and remanded the case back to the District Court for further proceedings. On March 27, 1998, a second trial was held and a jury found that a pass-through port in certain of the Company's tape library products willfully infringed the 151 Patent and awarded actual damages to Odetics of $70.6 million. On July 31, 1998, the Court granted the Company's motion for judgment as a matter of law, overturning the jury's verdict, and entered judgment in favor of the Company. On August 10, 1998, Odetics appealed the judgment to the U.S. Court of Appeals for the Federal Circuit, and on August 26, 1998, the Company filed a cross-appeal. Oral arguments on the appeals were held on April 12, 1999. A decision on these appeals is pending before the U.S. Court of Appeals.

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

On October 3, 1995, certain former employees of the Company filed suit in the U.S. District Court for the District of Colorado against the Company. The amended suit alleges violations of the Age Discrimination in Employment Act
(ADEA) and the Employee Retirement Income Security Act (ERISA) between the period of April 13, 1993, and December 31, 1996. On November 26, 1997, the Court granted the plaintiffs' request to proceed as a collective action on the ADEA claims. On November 9, 1998, the Court granted the plaintiffs' request to proceed as a class on the ERISA claims. On March 1, 1999, the Court denied the Company's appeal on the certification of the ERISA class. Approximately 1,300 persons are eligible members of the ERISA class, which includes approximately 400 members of the ADEA class.

                                                              Form 10-Q, Page 24


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

                                                              Form 10-Q, Page 25


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

      (a)   Exhibits

      10.1 Credit Agreement dated as of January 14, 1999, between the Company and Bank of America National Trust and Savings Association.

      10.2* Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors

      11.0        Computation of Earnings Per Share

      27.0        Financial Data Schedule.


(b)   Reports on Form 8-K

            On February 1, 1999, the Company filed a Current Report on Form 8-K, under Item 5, regarding the Company's announcement that on January 25, 1999, it had appointed Victor M. Perez to serve as Executive Vice President and Chief Operating Officer, a newly created position, reporting directly to David Weiss, Chairman, President and Chief Executive Officer.







------------------------------

* Contract or compensation plan or arrangement in which directors and/or officers participate.

                                                              Form 10-Q, Page 26




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           STORAGE TECHNOLOGY CORPORATION
                                                    (Registrant)




         May 10, 1999                           /s/ ROBERT S. KOCOL
-------------------------------      ------------------------------------------
            (Date)                                   Robert S. Kocol
                                                 Corporate Vice President
                                               and Chief Financial Officer
                                              (Principal Financial Officer)






         May 10, 1999                          /s/ THOMAS G. ARNOLD
-------------------------------      ------------------------------------------
            (Date)                                   Thomas G. Arnold
                                        Vice President and Corporate Controller
                                              (Principal Accounting Officer)