Form 10-Q
period 1999-06-25
STORAGE TECHNOLOGY CORP
filed 1999-08-09
CIK 94673

Form 10-Q
=============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 25, 1999
                                       OR
                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________


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

Common stock ($.10 Par Value) - 100,179,257 shares outstanding at July 30, 1999.

                               Form 10-Q, Page 2





                      STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                  June 25, 1999

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

              Consolidated Balance Sheet                                    3

              Consolidated Statement of Operations                          4

              Consolidated Statement of Cash Flows                          5

              Notes to Consolidated Financial Statements                    6

      Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       11

PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                           25

      Item 3 - Quantitative and Qualitative Disclosures about Market Risk  26

      Item 4 - Submission of Matters to a Vote of Security Holders         27

      Item 6 - Exhibits and Reports on Form 8-K                            28

      Exhibit Index                                                        30

                               Form 10-Q, Page 3






                  STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)



                                                          06/25/99    12/25/98
                                                       -----------------------
                                                         (Unaudited)

ASSETS
Current assets:
  Cash and cash equivalents                            $   233,043 $   231,985
  Accounts receivable                                      766,749     755,931
  Inventories (Note 2)                                     348,166     261,808
  Deferred income tax assets                               117,061     114,715
                                                        ----------  ----------
     Total current assets                                1,465,019   1,364,439

Property, plant and equipment, net                         336,318     320,946
Spare parts for maintenance, net                            36,558      33,395
Deferred income tax assets                                  16,205      15,875
Other assets                                               121,748     108,289
                                                        ----------  ----------
                                                        $1,975,848  $1,842,944
                                                        ==========  ==========


LIABILITIES
Current liabilities:
  Credit facilities                                    $   390,140 $   276,673
  Current portion of long-term debt                         12,211       1,722
  Accounts payable                                         125,454     136,555
  Accrued liabilities                                      403,515     332,758
  Income taxes payable                                      66,908      78,400
                                                       ----------- -----------
     Total current liabilities                             998,228     826,108
Long-term debt                                              20,491      17,260
                                                       ----------- -----------
     Total liabilities                                   1,018,719     843,368
                                                       ----------- -----------


Commitments and contingencies (Note 4)


STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 300,000,000 shares authorized;
  100,279,772 shares issued at June 25, 1999, and
  100,338,353 shares issued at December 25, 1998            10,027      10,034
Capital in excess of par value                             824,343     834,778
Retained earnings                                          126,587     159,254
Treasury stock of 113,774 shares at June 25, 1999,
  and 117,271 shares at December 25, 1998                   (2,334)     (2,409)
Unearned compensation                                       (1,494)     (2,081)
                                                      ------------ -----------
     Total stockholders' equity                            957,129     999,576
                                                      ------------ -----------
                                                        $1,975,848  $1,842,944
                                                      ============ ===========


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

                               Form 10-Q, Page 4




                  STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)




                                     Quarter Ended         Six Months Ended
                                  ---------------------------------------------
                                  06/25/99   06/26/98     06/25/99   06/26/98
                                  ---------------------------------------------
Revenue                           $654,402   $542,306   $1,171,905 $1,027,197
Cost of revenue                    383,960    284,746      678,046    538,135
                                   -------    -------    ---------  ---------
  Gross profit                     270,442    257,560      493,859    489,062

Research and product development
  costs                             72,624     54,947      146,100    110,920
Selling, general, administrative
  and other income and
  expense, net                     151,702    118,041      289,561    232,863
Litigation expense (Note 4)         82,308                  82,308
Restructuring expense (Note 5)      20,246                  20,246
                                   -------    -------    ---------  ---------
  Operating profit (loss)          (56,438)    84,572      (44,356)   145,279

Interest expense                    (4,733)    (1,320)      (8,632)    (2,449)
Interest income                      1,091      4,578        2,021     10,370
                                   -------    -------    ---------- ---------
  Income (loss) before income
    taxes                          (60,080)    87,830      (50,967)   153,200

Benefit (provision) for income
  taxes                             21,600    (33,400)      18,300    (58,200)
                                   -------    -------    ---------  ---------
  Net income (loss)               $(38,480)  $ 54,430   $  (32,667)$   95,000
                                   =======    =======    =========  =========



EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share   $ (0.38)   $   0.51   $    (0.33)$     0.89
                                   =======    =======    =========  =========
Weighted-average shares            100,081    106,945       99,931    106,777
                                   =======    =======    =========  =========



Diluted earnings (loss) per share $  (0.38)  $   0.50   $    (0.33)$     0.87
                                   =======    =======    =========  =========
Weighted-average and dilutive
  potential shares                 100,081    109,939       99,931    109,650
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

                               Form 10-Q, Page 5




                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (In Thousands of Dollars)



                                                        Six Months Ended
                                                    ------------------------
                                                       06/25/99    06/26/98
                                                    ------------------------
OPERATING ACTIVITIES
Cash received from customers                        $ 1,136,902  $1,065,374
Cash paid to suppliers and employees                 (1,156,059)   (907,386)
Interest received                                         2,021      10,370
Interest paid                                            (7,531)     (1,878)
Income tax refunded (paid), net                           6,535     (81,379)
                                                     ----------   ---------
   Net cash provided by (used in) operating
     activities                                         (18,132)     85,101
                                                     ----------   ---------

INVESTING ACTIVITIES
Short-term investments, net                                          56,271
Purchases of property, plant and equipment, net         (59,438)    (44,140)
Business acquisitions, net                               (6,400)
Other assets, net                                        (2,272)     (3,541)
                                                     ----------   ---------
    Net cash provided by (used in) investing
      activities                                        (68,110)      8,590
                                                     ----------   ---------

FINANCING ACTIVITIES
Proceeds from credit facilities, net                    116,022
Repayments of other debt, net                            (1,331)     (2,841)
Repurchases of common stock                             (26,080)   (118,561)
Proceeds from employee stock plans                       14,346      21,713
                                                     ----------   ---------
    Net cash provided by (used in) financing
      activities                                        102,957     (99,689)
                                                     ----------   ---------

   Effect of exchange rate changes on cash              (15,657)     (2,771)
                                                     ----------   ---------

Increase (decrease) in cash and cash equivalents          1,058      (8,769)
   Cash and cash equivalents - beginning
     of the period                                      231,985     256,319
                                                     ----------   ---------
Cash and cash equivalents - end of the period       $   233,043  $  247,550
                                                     ==========   =========


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES
Net income (loss)                                   $   (32,667) $   95,000
Depreciation and amortization expense                    62,475      62,016
Translation loss                                         11,499       5,178
Litigation expense                                       82,308
Restructuring                                            16,008
Other non-cash adjustments to income                      5,584      (3,922)
(Increase) decrease in accounts receivable              (32,148)     38,799
Increase in inventories                                 (87,027)    (43,517)
Increase in spare parts, net                            (10,881)    (10,593)
(Increase) decrease in deferred income tax
  assets, net                                            (6,660)     14,091
Decrease in accounts payable and accrued
  liabilities                                           (20,077)    (32,181)
Decrease in income taxes payable                         (6,546)    (39,770)
                                                     ----------   ---------
   Net cash provided by (used in)
     operating activities                           $   (18,132) $   85,101
                                                     ==========   =========



   The  accompanying  notes are an integral part of the  consolidated  financial statements.

                               Form 10-Q, Page 6


               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PREPARATION / SIGNIFICANT ESTIMATES

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Significant estimates have been made by management in several areas including the possible outcome of outstanding litigation (see Note 4) and future obligations associated with the Company's restructuring activities (see Note 5). Actual results could differ materially from these estimates making it reasonably possible that a change in these estimates could occur in the near term.

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands of dollars):

                                              06/25/99          12/25/98
                                             ---------         ---------
      Raw materials                           $ 77,397          $ 46,672
      Work-in-process                           77,349            76,839
      Finished goods                           193,420           138,297
                                               -------           -------
                                              $348,166          $261,808
                                               =======           =======

NOTE 3 - DEBT AND FINANCING ARRANGEMENTS

The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $140,000,000 at any one time. The agreement, which expires in January 2000, provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. As of June 25, 1999, the Company had outstanding borrowings of $80,140,000 under this financing agreement and had committed to borrowings between July 1999 and December 1999 in the cumulative principal amount of approximately $212,074,000. The notes must be repaid only to the extent of future revenue. Obligations under the agreement are not cancelable by the Company or the bank. Gains and losses associated with changes in the underlying foreign currencies are deferred during the commitment period and recognized as an adjustment to the revenue supporting the note repayment at the time the bank purchases the promissory notes. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance and bear interest at rates no less than the LIBOR plus 0.35% (approximately 5.52%

                               Form 10-Q, Page 7


as of June 25, 1999). Under the terms
of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount not less than the outstanding promissory notes.

See the Company's 1998 Form 10-K and "Liquidity and Capital Resources Available Financing Lines" of this Form 10-Q, for additional information regarding the Company's debt and financing arrangements.

NOTE 4 - LITIGATION

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2,400,000,000. On December 28, 1995, the court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals. In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. On July 15, 1999, the District Court dismissed with prejudice Stuff's claims relating to the Company's alleged use of the optical disk technology, and dismissed without prejudice all of the remaining claims. The only course of legal action available to Stuff with respect to the claims dismissed with prejudice is to appeal to the Court of Appeals for a second time. While it is unclear what course of action Stuff intends to take in this case, the Company continues to believe Stuff's claims are wholly without merit and intends to vigorously defend any further actions arising from this complaint.

On December 8, 1995, Odetics, Inc. (Odetics) filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company. The complaint alleges that the "cartridge access port" in certain of the Company's tape library products infringes U.S. Patent No. 4,779,151 as further described in the Odetics litigation dated June 29, 1995, below in this section. The complaint seeks injunctive relief, treble damages in an unspecified amount, and an award of attorney's fees and costs. This case has been stayed pending the outcome of the June 29, 1995 Odetics litigation.

On October 3, 1995, certain former employees of the Company filed suit in the U.S. District Court for the District of Colorado against the Company. The amended suit alleges violations of the Age Discrimination in Employment Act
(ADEA) and the Employee Retirement Income Security Act (ERISA) between the period of April 13, 1993, and December 31, 1996. On November 26, 1997, the Court granted the plaintiffs' request to proceed as a class action on the ADEA claims. On November 9, 1998, the Court granted the plaintiffs' request to proceed as a class on the ERISA claims. On March 1, 1999, the Court denied the Company's appeal on the certification of the ERISA class. Approximately 1,300 persons are eligible members of the ERISA class, which includes approximately 400 members of the ADEA class. The plaintiffs seek, among other things, compensatory damages in an unspecified amount, including the value of back pay and benefits; reinstatement as employees or alternatively the value of future earnings and benefits; and exemplary or liquidated damages. The Company has filed an answer denying both the ADEA and ERISA claims. The case is in the discovery phase. The Company has filed a number of motions which are pending before the court. A trial date has been set for October 1999.

                               Form 10-Q, Page 8


The Company believes it has adequate legal defenses with respect to each of the actions cited above and intends to vigorously defend against these actions. However, it is reasonably possible that these actions could result in outcomes unfavorable to the Company. The Company is also involved in various other less significant legal actions. While the Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position, the outcome of all of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company's financial position or reported results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company's inability to ship products or components found to have violated third-party patent rights.

On June 29, 1995, Odetics filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia (District Court) against the Company alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorney's fees and costs. In February 1996, a jury found that the Company's products did not infringe the 151 Patent. Odetics appealed and in June 1997, the U.S. Court of Appeals for the Federal Circuit (Court of Appeals) reversed the District Court's ruling and remanded the case back to the District Court for further proceedings. On March 27, 1998, a second trial was held and a jury found that a pass-through port in certain of the Company's tape library products infringed the 151 Patent and awarded actual damages to Odetics of $70,600,000. On July 31, 1998, the District Court granted the Company's motion for judgment as a matter of law, overturning the jury's verdict, and entered judgment in favor of the Company. On August 10, 1998, Odetics appealed the judgment. On July 6, 1999, the Court of Appeals reversed the District Court's judgment as a matter of law, entered a judgment in favor of Odetics, and remanded the case to the District Court for further proceedings. In connection with this litigation, the Company recognized a pre-tax expense of $82,308,000 during the second quarter of 1999 for the actual damages of $70,600,000 as determined by the jury, plus $11,708,000 of estimated post-judgment interest. On July 20, 1999, the Company filed a petition for rehearing with the Court of Appeals. A decision on the petition is pending.

NOTE 5 - RESTRUCTURING

On April 15, 1999, the Company announced plans to restructure certain aspects of its business. The elements of the restructuring plan include a reduction in headcount as well as the elimination of certain lower priority research and product development projects. The headcount reductions were targeted in the area of research and product development, administrative and manufacturing.

The Company's accounting policies with respect to its restructuring are in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force (EITF) in connection with EITF Issues No. 94-3 (EITF 94-3) and SFAS No 121. EITF 94-3 generally requires, with respect to recognition of severance expenses, management approval of the restructuring plan, communication of benefit arrangements to employees, and the determination of the employees to be terminated. SFAS No. 121 generally requires that assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

During the second quarter of 1999, the Company incurred a pre-tax expense of $20,246,000 related to the restructuring. The following table summarizes the activity in the Company's reserves associated with the restructuring (in thousands of dollars):

                               Form 10-Q, Page 9


                                    Employee           Asset
                                   Severance         Writedowns      Total
                              -----------------------------------------------
Restructuring expense               $17,778           $ 2,468       $20,246
Cash payments                        (1,770)                         (1,770)
Asset writedowns                                       (2,468)       (2,468)
                                     ------            ------        ------
Balances, June 25, 1999             $16,008           $     0       $16,008
                                     ======            ======        ======

The employee severance expense of $17,778,000 consist of separation payments of $15,908,000 payable to approximately 475 employees who irrevocably elected to participate in a voluntary separation program prior to the end of the fiscal quarter; payments of $1,770,000 of employees salaries prior to their termination date, but subsequent to their last day of work; and estimated outplacement costs of $100,000. Payments of $13,859,000 associated with the severance charge were subsequently paid on June 30, 1999, in connection with the employees' termination. The remaining $2,049,000 of payments associated with the severance charge as of June 30, 1999, relate to employees with extended termination dates and are expected to be paid within the next six months.

The asset writedowns of $2,468,000 relate to engineering assets that will be disposed of during the next six months in connection with the Company's decision during the second quarter to discontinue certain lower priority research and product development projects.

The Company expects to incur additional employee severance expense and related asset writedowns during the third quarter of 1999. See "RESTRUCTURING" within "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q for further discussion of the restructuring.

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the consolidated balance sheet and be measured at their fair value. The corresponding change in fair value of the derivative instrument will be recorded in the earnings of the Company, net of any change in fair value of the related hedged item, or as a component of comprehensive income depending upon the intended use and designation.

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133--an amendment of FASB Statement No. 133." SFAS No. 137 has the effect of delaying the required adoption date of SFAS No. 133 for the Company until January 2001. The Company is currently evaluating the impact of SFAS No. 133 on its financial statements and its plans for adopting the new accounting standard.

NOTE 7 - OPERATIONS OF BUSINESS SEGMENTS

The Company is organized into three reportable segments based on the definitions of segments provided under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information": storage products, storage services and storage management software. The storage products segment sells information storage tape, disk and network products. The storage services segment provides support services for the Company's and third-party products, integration services, storage consulting and managed services. The storage management software segment sells and licenses software products.

                               Form 10-Q, Page 10


The Company does not have any intersegment revenue and evaluates segment performance based on gross profit. The segment gross profit equals the consolidated gross profit and the Company does not allocate research and product development costs; selling, general, administrative and other income and expense; interest expense; interest income; or provision for income taxes to the segments. The revenue and gross profit by segment are as follows (in thousands of dollars):

                                Quarter Ended                 Six Months
                         -------------------------    ------------------------
                          06/25/99        06/26/98      06/25/99      06/26/98
                         ---------        --------    -----------     --------
Revenue:
  Storage products        $418,444        $367,394    $  741,638    $  695,985
  Storage services         184,565         153,132       349,087       296,435
  Storage management
    software                51,393          21,780        81,180        34,777
                           -------         -------     ---------     ---------
      Total revenue       $654,402        $542,306    $1,171,905    $1,027,197
                           =======         =======     =========     =========

Gross profit:
  Storage products        $170,306        $175,923    $  305,049    $  335,801
  Storage services          61,335          65,933       128,380       128,518
  Storage management
    software                38,801          15,704        60,430        24,743
                           -------         -------     ---------     ---------
      Total gross profit  $270,442        $257,560    $  493,859    $  489,062
                           =======         =======     =========     =========

                               Form 10-Q, Page 11



               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 25, 1999


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

GENERAL

The Company reported a net loss for the second quarter ended June 25, 1999, of $38.5 million on revenue of $654.4 million, compared to net income for the second quarter in 1998 of $54.4 million on revenue of $542.3 million. A net loss of $32.7 million was reported for the six months of 1999 on revenue of $1.17 billion, compared to net income of $95.0 million for the six months of 1998 on revenue of $1.03 billion. The Company's reported results for the second quarter and six months of 1999 include one-time pre-tax expenses of $82.3 million and $20.2 million associated with litigation and restructuring, respectively. Excluding the one-time expenses during the second quarter, net of tax, the Company would have earned net income of $27.2 million and $33.0 million during the second quarter and six months of 1999, respectively.

Revenue increased 21% and 14% during the second quarter and six months of 1999, respectively, compared to the same periods in 1998, due to revenue growth from all of the Company's business segments. Gross profit margins decreased to 41% and 42% during the second quarter and six months of 1999, respectively, compared to 47% and 48% for the same periods in 1998, due to decreased profit margins on storage products and storage services. The decreased margins from storage products and services were partially offset by increased sales of higher-margin storage management software.

Future revenue and operating results are significantly dependent upon the Company's ability to effectively manage the introduction of new or enhanced tape and disk products and software; successfully manage direct and indirect sales channel activity; increase sales of the higher-margin software segment; drive gross margin improvements in the product and services segments; successfully implement the Company's storage area network (SAN) and other storage solution strategies; and reduce operating expenses. For the discussion of these and other risk factors, see "Risk Factors That May Affect Future Results" below.

The Company's cash balance increased $1.1 million during the six months of 1999 as cash proceeds from financing activities was offset by cash used in operating and investing activities. Cash generated from financing activities of $103.0 million was mainly the result of increased borrowings of $116.0 million under short-term credit facilities, and was partially offset by cash payments of $26.1 million associated with the Company's on-going common stock repurchase program to offset dilution from employee stock and option plans. The Company's operating

                               Form 10-Q, Page 12


activities used cash of $18.1 million during the six months of 1999, as compared to cash of $85.1 million generated from operations during the six months of 1998. The decrease in cash generated from operations during 1999 was primarily the result of decreased gross margins, increased operating expenses, and increased levels of accounts receivable, inventory and spare parts. See "Liquidity and Capital Resources - Working Capital" for additional discussion of operating cash flows. Cash used in investing activities of $68.1 million was primarily due to property, plant and equipment purchases of $59.4 million.

The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information and revenue by segment.

                                    Quarter Ended        Six Months Ended
                                  ----------------------------------------
                                  06/25/99 06/26/98     06/25/99  06/26/98
                                  ----------------------------------------
Storage products:
   Tape products                     43.9%    41.5%        44.7%     43.1%
   Disk products                     16.5     22.1         15.8      21.0
   Network products                   3.5      4.2          2.8       3.7
                                    -----    -----        -----     -----
     Total storage products          63.9     67.8         63.3      67.8
Storage services                     28.2     28.2         29.8      28.8
Storage management software           7.9      4.0          6.9       3.4
                                    -----    -----        -----     -----
     Total revenue                  100.0    100.0        100.0     100.0
Cost of revenue                      58.7     52.5         57.9      52.4
                                    -----    -----        -----     -----
     Gross profit                    41.3     47.5         42.1      47.6
Research and product development
  costs                              11.1     10.1         12.5      10.8
Selling, general, administrative
  and other income and expense, net  23.2     21.8         24.7      22.7
Litigation expense                   12.5                   7.0
Restructuring expense                 3.1                   1.7
                                    -----    -----        -----     -----
     Operating profit (loss)         (8.6)    15.6         (3.8)     14.1
Interest income (expense), net       (0.6)     0.6         (0.5)      0.8
                                    -----    -----        -----     -----
     Income (loss) before income
       taxes                         (9.2)    16.2         (4.3)     14.9
Benefit (provision) for income
  taxes                               3.3     (6.2)         1.5      (5.7)
                                    -----    -----        -----     -----
     Net income (loss)               (5.9)%   10.0%        (2.8)%     9.2%
                                    =====    =====        =====     =====


REVENUE

STORAGE PRODUCTS

The Company's storage products revenue includes sales of tape, disk, and network products. Revenue generated from storage products increased 14% and 7% during the second quarter and six months of 1999, respectively, compared to the same periods in 1998, primarily due to increased revenue from tape products. The increase in revenue from tape products was partially offset by a decrease in revenue from disk products.

Tape Products
Tape product revenue increased 28% and 18% during the second quarter and six months of 1999, respectively, compared to the same periods in 1998, primarily due to increased sales of the 9840 high-performance tape drive and the related tape media. Demand for the 9840 in the second quarter of 1999 was particularly strong in the client-server market. Increased revenue from the TimberWolf(TM) family of automated tape products designed for the client-server market also contributed to the revenue increase during the six months of 1999. Revenue from

                               Form 10-Q, Page 13


TimberLine(R) 9490, a 36-track cartridge subsystem; PowderHorn(R) 9310, an automated cartridge system library; and other earlier generation tape products declined during the second quarter and six months of 1999, compared to the same periods in 1998, reflecting decreases in both the number of units sold and lower selling prices.

Disk Products
Disk product revenue decreased 10% and 14% during the second quarter and six months of 1999, respectively, compared to the same periods in 1998, primarily due to a decrease in revenue from OEM sales to IBM of Iceberg(R), a disk storage product designed for the mainframe market. While terabyte sales of Iceberg increased in the second quarter and six months of 1999, as compared to the same periods in 1998, the increase in terabytes sold was more than offset by product price erosion. The Company anticipates that revenue from Iceberg sales to IBM will continue to decrease in the future. See "Risk Factors That May Affect Future Results - Dependence on IBM," for discussion of the risks associated with IBM. The decrease in revenue from sales of Iceberg to IBM was partially offset by an increase in direct sales of the 9393 Shared Virtual Array (SVA) and the OPENstorage(TM) Disk products, a family of disk products for the client-server market. SVA became available in April 1999. The Company is currently in the engineering development phase with respect to a new family of virtual disk products.

Network Products
Network product revenue was unchanged during the second quarter and decreased 13% during the six months of 1999, compared to the same periods in 1998. Revenue from network products designed for the SAN market increased in the second quarter and six months of 1999, compared to the same periods in 1998. The increase in SAN network products was offset by decreased revenue from the earlier generation network products.

Future revenue growth in the Company's storage products segment is significantly dependent upon the continued demand for the TimberWolf and 9840 tape products, successfully replacing the anticipated decline in OEM sales of Iceberg to IBM with sales of the recently-introduced SVA disk product, the timely introduction and acceptance of new disk products and enhancements, and gaining greater market acceptance for SAN network products. There can be no assurances that the Company will be successful in these endeavors. See "Risk Factors That May Affect Future Results - New Products, Markets and Distribution Channels," for discussion of the risks associated with the introduction and manufacture of new products.

STORAGE SERVICES

Storage services include support service revenue from the Company's and third-party storage products, as well as integration service revenue associated with new applications, storage consulting and managed storage services. Storage services revenue increased 21% and 18% during the second quarter and six months of 1999, respectively, compared to the same periods in 1998, due to growth in storage consulting and integration services. Revenue from the Company's support services increased slightly in the second quarter and six months of 1999, compared to the same periods in 1998, primarily due to the Company's current generation of products requiring less support services than earlier generation of products.

Future revenue growth from storage services is significantly dependent on the Company's ability to provide consulting and integration services as part of a bundled solution with products and software as well as its new managed storage services utility model. Storage services revenue is also dependent on successfully expanding the support service offerings for third-party products.

                               Form 10-Q, Page 14


STORAGE MANAGEMENT SOFTWARE

Storage management software revenue increased 136% and 133% during the second quarter and six months of 1999, respectively, compared to the same periods in 1998, primarily due to increased revenue from the Virtual Storage Manager(TM)
(VSM). VSM is a data storage software solution designed to improve performance, cartridge utilization, and overall storage management. Revenue from SnapShot, which is currently designed for use with the Company's mainframe disk products, was largely unchanged as decreased revenue from IBM was offset by increased revenue associated with direct sales of SnapShot for SVA.

Future revenue growth from storage management software is significantly dependent upon increasing market acceptance for VSM. Because VSM is a complex system, it is difficult to predict the timing and extent VSM will increase market acceptance. There can be no assurances that the Company will be successful in increasing market acceptance for VSM. A significant portion of the Company's storage management software revenue has been derived from sales of SnapShot to IBM. The Company anticipates sales of SnapShot to IBM will continue to decline in future periods. While the Company has developed SnapShot capabilities for SVA in the mainframe marketplace, future revenue growth from Snapshot is significantly dependent upon the timely introduction and market acceptance of future releases of the SnapShot software. See "Risk Factors That May Affect Future Results - Dependence on IBM," for discussion of the risks associated with IBM.

GROSS PROFIT

Gross profit margins decreased to 41% and 42% during the second quarter and six months of 1999, respectively, compared to 47% and 48% for the same periods in 1998, respectively, due to reduced margins associated with storage products and storage services. The decreased margins were partially offset by increased sales of higher-margin storage management software products. The gross profit margins on storage products decreased primarily because of price erosion associated with the Company's disk products and increased revenue contribution from the lower-margin OPENstorage disk products. The decrease in storage products gross profit margin was partially offset by increased margins associated with tape products. The gross profit margins on storage services decreased primarily due to increased revenue from lower-margin storage consulting services and increased parts usage associated with certain tape products.

The markets for the Company's products and services are subject to intense price competition. The Company anticipates that price competition for its products and services will continue to have a significant impact on the Company's profit margins. The Company's ability to sustain or improve gross margins is significantly dependent upon its ability to continue to reduce product manufacturing costs and increase sales of higher-margin storage management software. Storage product and storage management software gross margins may be affected in future periods by inventory reserves and writedowns resulting from rapid technological changes or delays in gaining market acceptance for products. Storage services margins may be adversely affected in the future as a result of increased revenue contribution from lower-margin consulting, integration, managed storage and multi-vendor support services.

                               Form 10-Q, Page 15


RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses increased 32% during the second quarter and six months of 1999, respectively, compared to the same periods in 1998. This increase was primarily due to increased investment in new storage software and storage products, as well as a reduction of approximately $10.0 million and $20.0 million in research and product development funding received from third-parties in the second quarter and six months of 1999, respectively, as compared to the same periods in 1998.

As further discussed under "Restructuring," below, the Company has announced plans to eliminate lower priority research and product development programs. The restructuring is expected to reduce research and product development expenses during the second half of 1999.

SELLING, GENERAL, ADMINISTRATIVE AND OTHER

Selling, general, administrative and other income and expense (SG&A) increased 29% and 24% during the second quarter and six months of 1999, respectively, compared to the same periods in 1998. The increase was primarily due to increased selling expenses associated with increased revenue as well as expenses associated with expanding and training the direct sales force, the addition of application specialists associated with storage services, and increased marketing efforts associated with the SAN initiative and a corporate branding campaign.

LITIGATION

In the second quarter of 1999, the Company recorded litigation expense of $82.3 million as a result of the U.S. Court of Appeals for the Federal Circuit reversal of a judgment as a matter of law by the U.S. District Court in a U.S. patent infringement case originally brought against the Company in 1995 by Odetics, Inc. The Company has filed a petition for rehearing with the Court of appeals. A decision on the petition is pending. See Note 1 and 4 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion of this case.

RESTRUCTURING

On April 15, 1999, the Company announced plans to restructure certain aspects of its business. The elements of the restructuring plan include a reduction in headcount as well as the elimination of certain lower priority research and product development projects. The headcount reductions were targeted in the area of research and product development, administrative and manufacturing.

During the second quarter of 1999, the Company incurred a pre-tax expense of $20.2 million related to the restructuring. The following table summarizes the activity in the Company's reserves associated with the restructuring (in thousands of dollars):

                                    Employee           Asset
                                   Severance         Writedowns      Total
                              -----------------------------------------------
Restructuring expense               $17,778           $ 2,468       $20,246
Cash payments                        (1,770)                         (1,770)
Asset writedowns                                       (2,468)       (2,468)
                                     ------            ------        ------
Balances, June 25, 1999             $16,008           $     0       $16,008
                                     ======            ======        ======

                               Form 10-Q, Page 16


The employee severance expense of $17.8 million consist of separation payments of $15.9 million payable to approximately 475 employees who irrevocably elected to participate in a voluntary separation program prior to the end of the fiscal quarter; payments of $1.8 million of employees salaries prior to their termination date, but subsequent to their last day of work; and estimated outplacement costs of $100,000. Payments of $13.9 million associated with the severance charge were subsequently paid on June 30, 1999, in connection with the employees' termination. The remaining $2.0 million of payments associated with the severance charge as of June 30, 1999, relate to employees with extended termination dates and are expected to be paid within the next six months.

The asset writedowns of $2.5 million relate to engineering assets that will be disposed of during the next six months in connection with the Company's decision during the quarter to discontinue certain lower priority research and product development projects.

The Company expects to incur additional employee severance expense of between $12 million and $15 million during the third quarter of 1999 associated with approximately 250 employees. The Company also expects to incur related asset writedowns in the third quarter. While the Company does not expect it will incur any incremental operating expenses on an on-going basis as a result of the restructuring, the Company does anticipate hiring employees in other areas of its business to address skills requirements to support new business initiatives within the storage services and storage management software segments, as well as to address the on-going requirements of natural attrition. The Company expects annualized savings of approximately $40 million once the restructuring activities are completed. The majority of these savings are expected to be realized in the form of reduced research and product development expenses. There can be no assurance that the future restructuring expense will be within the range described above or that the targeted savings will be achieved. See Note 1 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for discussion of significant estimates.

The Company has restructured its business in the past in order to re-align its business with its products and market strategies, or establish a more cost efficient business structure. There can be no assurance that the restructuring activities described above will be successful or sufficient to allow the Company to generate improved operating results in future periods. It is possible that additional changes in the Company's business or in its industry may necessitate additional restructuring expense in the future. The necessity for additional restructuring activities may result in expenses that adversely affect reported results of operations in the period the restructuring plan is adopted, and require incremental cash payments.

INTEREST EXPENSE AND INCOME

Interest expense increased $3.4 million and $6.2 million during the second quarter and six months of 1999, respectively, compared to the same periods in 1998, due to increased borrowings under the Company's credit facilities. Interest income decreased $3.5 million and $8.3 million during the second quarter and six months of 1999, respectively, compared to the same periods in 1998, primarily as a result of a decrease in cash available for investment during the quarter. See "Liquidity and Capital Resources," for further discussion of the Company's working capital and credit facilities.

INCOME TAXES

The Company's effective tax rate decreased from 38% for the second quarter of 1998, to 36% for the second quarter of 1999. Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, management has

                               Form 10-Q, Page 17


determined that the Company will
more likely than not realize $133.3 million of deferred income tax assets as of June 25, 1999. The Company's valuation allowance of approximately $23.9 million as of June 25, 1999, relates principally to net deductible temporary differences and net operating loss carryforwards associated with the Company's foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company's cash balance increased $1.1 million during the six months of 1999 as cash proceeds from financing activities was offset by cash used in operating and investing activities. Cash generated from financing activities of $103.0 million was mainly the result of increased borrowings of $116.0 million under short-term credit facilities, and was partially offset by cash payments of $26.1 million associated with the Company's on-going common stock repurchase program to offset dilution from employee stock and option plans. The Company's operating activities used cash of $18.1 million during the six months of 1999, as compared to cash of $85.1 million generated from operations during the six months of 1998. The decrease in cash generated from operations during 1999 was primarily the result of decreased gross margins, increased operating expenses, and increased levels of accounts receivable, inventory and spare parts. Cash used in investing activities of $68.1 million was primarily due to increased investments in property, plant and equipment of $59.4 million. Accounts receivable, inventory and spare parts levels have been adversely impacted by issues associated with the transition to new internal information systems and business processes. See "Risks Factors That May Affect Future Results - Information Systems Transition," for discussion of the risks associated with the transition to new systems. Inventory and spare part levels also increased during the six months of 1999 due to the introduction of inventory ramp-up for new products.

Available Financing Lines

The Company has an unsecured revolving credit facility (the Revolver) which expires in October 2001. The credit limit available under the Revolver, $325 million as of June 25, 1999, is reduced by $12.5 million on the last day of each calendar quarter. The interest rates under the Revolver depend on the type of advance selected. The basic advance rate is not less than the London Interbank Offered Rate (LIBOR) plus .625% (approximately 5.79% as of June 25, 1999). The interest rate on the outstanding borrowings under the Revolver as of June 25, 1999, has varied from approximately 5.90% to 7.75%. As of June 25, 1999, the Company had borrowings of $310 million and had issued letters of credit for approximately $100,000 under the Revolver. The remaining available credit under the Revolver as of June 25, 1999, was approximately $15 million. The Revolver contains certain financial and other covenants, including restrictions on payment of cash dividends on the Company's common stock.

In January 1999, the Company entered into a $150 million unsecured revolving credit facility (the $150 million Revolver) which expires in January 2000. The interest rates under the $150 million Revolver depend on the type of advance selected. The basic advance rate is not less than the LIBOR plus 1.00% (approximately 6.17% as of June 25, 1999). As of June 25, 1999, the Company had no borrowings issued against the $150 million Revolver. The $150 million Revolver contains certain financial and other covenants, including restrictions on the payment of the cash dividends on the Company's common stock.

The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $140 million at any one time. The agreement, which expires in January 2000, provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. As of June 25, 1999, the Company had

                               Form 10-Q, Page 18


outstanding  borrowings  of $80.1 million
under this financing agreement and had committed to borrowings between July 1999 and December 1999 in the cumulative principal amount of approximately $212.1 million. The notes must be repaid only to the extent of future revenue. Obligations under the agreement are not cancelable by the Company or the bank. Gains and losses associated with changes in the underlying foreign currencies are deferred during the commitment period and recognized as an adjustment to the revenue supporting the note repayment at the time the bank purchases the promissory notes. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance and bear interest at rates no less than the LIBOR plus 0.35% (approximately 5.52% as of June 25, 1999). Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount not less than the outstanding promissory notes.

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

Total Debt-to-Total Capitalization

The Company's total debt-to-capitalization ratio increased from 23% as of December 25, 1998, to 31% as of June 25, 1999, primarily due to a net increase in borrowings of $113.5 million under short-term credit facilities. See "Working Capital" above for discussion of cash sources and uses.

INTERNATIONAL OPERATIONS

During the second quarter and six months of 1999, approximately 39% of the Company's revenue was generated by its international operations, compared to approximately 36% for the second quarter and six months of 1998. The Company also sells products and software through domestic indirect distribution channels that have end-user customers located outside the United States. The Company expects that it will continue to generate a significant portion of its revenue from international operations in the future. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe, principally Germany, France and the United Kingdom; Japan; Canada and Australia. An increase in the exchange value of the United States dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates. In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a foreign currency hedging program. See "Market Risk Management / Foreign Currency Exchange Risk," below.

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

                               Form 10-Q, Page 19


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

A hypothetical 10% adverse movement in foreign exchange rates applied to the Company's foreign currency exchange rate sensitive instruments held as of June 25, 1999, and as of December 25, 1998, would result in a hypothetical loss of approximately $51.3 million and $59.2 million, respectively. The decrease in the hypothetical loss for the first six months of 1999 is primarily due to a decrease in committed borrowings under the financing agreement. These hypothetical losses do not take into consideration the Company's underlying international operations. The Company anticipates that any hypothetical loss associated with the Company's foreign currency exchange rate sensitive instruments would be offset by gains associated with its underlying international operations.

                               Form 10-Q, Page 20


Risk Factors That May Affect Future Results

New Products, Services and Software; Markets; and Distribution Channels

The Company's results of operations and competitive strength depend upon its ability to successfully develop, manufacture and market innovative new products, services, and software. Short product life cycles are inherent to the high-technology market. The Company must devote significant resources to research and product development projects and effectively manage the risks inherent in new product transitions. Developing new technology, products, services and software is complex and involves uncertainties. Delays in product development, manufacturing, or in customer evaluation and purchasing decisions can make product transitions difficult. In addition, product transitions make the process of production and inventory planning more difficult as the Company must accurately anticipate product mix and configuration demands, and accurately forecast approximate inventory levels. The Company has experienced product development delays in the past that adversely affected the Company's financial results and competitive position. There can be no assurances that the Company will be able to successfully manage the development and introduction of new products, services, and software in the future.

In December 1998, the Company's 9840 tape drive and VSM software became generally available. The Company's financial results in the second half of 1999 are significantly dependent on increased market acceptance for the 9840 tape drive and VSM. The manufacture of new products involves integrating complex designs and processes, collaborating with sole source suppliers for key components, and increasing manufacturing capacities to accommodate demand. A design flaw, the failure to obtain sufficient quantities of key components or manufacturing constraints could adversely affect the Company's operating and financial results. For example, capacity constraints in manufacturing 9840 tape drives and extended customer evaluation periods for the VSM software adversely effected the Company's financial results in the first quarter of 1999.

The Company historically has generated a significant portion of its revenue and operating profits from the mainframe market. The rate of revenue growth has declined in the mainframe market as a result of significant price competition and as customers' purchase patterns transition to the client-server environment. The Company's future financial results are significantly dependent upon successfully competing in the rapidly growing client-server and SAN markets. The Company currently is making significant investments in developing new products, services and software for these markets. There can be no assurances that the Company will be successful in these activities.

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

Dependence on IBM

During the second quarter and six months of 1999, OEM sales of products and software to IBM declined to 11% and 12%, respectively, of the Company's total revenue. The Company anticipates that IBM will continue to reduce its purchases from the Company and will not extend the relationship beyond the current contract that expires in December 2000, with respect to future products and software, as IBM has announced a competitive disk product. The

                               Form 10-Q, Page 21


Company is
currently expanding its direct sales channel to sell its SVA and SnapShot products. The Company anticipates increased revenue contribution from SVA and Snapshot in the second half of 1999 through its direct sales channel, but does not expect that this increase will fully offset the decrease in OEM sales to IBM. Failure to successfully develop new high-volume distribution channels for the Company's disk products and SnapShot software could adversely affect the Company's financial results. IBM's entry with a competitive disk product may heighten the competitive pressures in the market for SVA and further accelerate the price erosion which the Company is currently experiencing in the disk market.

Competition

The markets for the Company's products, software and services are intensely competitive and are subject to continuous, rapid technological change, frequent product performance improvements, short product life cycles, and aggressive pricing. The Company believes that its ability to remain competitive involves factors such as price and cost of the Company's and its competitors' product offerings, the timing and success of the Company's new products and offerings, and new product introductions by the Company's competitors. This competitive environment gives rise to aggressive pricing strategies and puts pressure on the Company's gross margins for each segment. The Company's competitors include, among others, Compaq Computer Corporation, EMC Corporation, Hewlett-Packard Company, Hitachi Ltd., IBM, Quantum Corporation, and Sun Microsystems, Inc. A number of the Company's competitors have significantly greater market presence and financial resources than the Company. In the highly competitive client-server market, a number of the Company's competitors are able to offer customers a bundled server and storage product, which may provide them with a competitive advantage. The Company expects to address some of these competitive issues through its software, SAN, and services strategies.

From time-to-time, two or more of the Company's competitors may form business alliances that compete with the Company. For example, in the first quarter of 1999, IBM and EMC announced that they have entered into a strategic business and technology alliance. Although the impact of this alliance on the Company's business is unclear at this time, the alliance of two of the Company's major competitors could adversely affect the Company's ability to compete in a number of its existing market segments. A number of the Company's competitors in the product, services and software markets have formed alliances with the stated objective of developing interoperable SAN solutions. In the storage management software market, the Company competes with vendors with which it has established partnerships, including Legato Systems, Inc. and VERITAS Software Corporation. The Company also anticipates that it will continue to establish distribution partnerships with other equipment manufacturers, software vendors and service providers to address competitive factors. There can be no assurances that the Company will be able to successfully compete against other companies in these markets.

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

The Company's financial and operating results may fluctuate from quarter to quarter due to a number of reasons. In the past, the Company's results have followed a seasonal pattern, which reflects the tendency of customers to make their purchase decisions at the end of a calendar year. During any fiscal quarter, a disproportionately large portion of the total product sales are recognized in the last weeks and days of the quarter. These factors make the forecasting of

                               Form 10-Q, Page 22


revenue inherently difficult. Because the Company plans its operating expenses on expected revenue, a shortfall in revenue may cause earnings to be below expectations in that period. A number of factors may cause revenue to fall below expectations, such as product and technology transitions announced by the Company or its competitors, delays in the availability of new products, changes in the purchasing patterns of the Company's customers and distribution partners, the timing of customers' acceptance of solutions, rapid price erosion, or adverse global economic conditions. The mix of sales among the Company's business segments and sales concentration in particular geographic regions may cause the Company's operating margins to fluctuate and impact earnings.

Sole Source Suppliers

The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and components. Many non-standard parts are obtained from a single source or a limited group of suppliers; however, there are other vendors who could produce these in satisfactory quantities after a period of pre-qualification and product ramping. Certain of the Company's key components and products are purchased from single source suppliers that the Company believes are currently the only manufacturers of the particular components that meet the Company's qualification requirements and other specifications or for which alternative sources of supply are not readily available. In particular, Imation Corporation is a single source supplier for the 9840 tape cartridges and the Company is dependent on Imation to economically produce large volumes of high-quality tape cartridges for the 9840 product. There can be no assurance that Imation will be able to meet the anticipated demands. However, the Company is also dependent on IBM to supply disk drives used in both the Company's Iceberg product which are sold to IBM and in the SVA product which is sold through its own direct sales channel.

Certain of the Company's suppliers have experienced occasional technical, financial or other problems in the past that have delayed deliveries, but without significant effect on the Company. An unanticipated failure of any sole source supplier to meet the Company's requirements for an extended period, or the inability to secure comparable components in a timely manner, could result in a shortage of key components, longer lead times, and reduced control over production and delivery schedules. These factors could have a material adverse effect on the Company's revenue and operating results. In the event a sole source supplier were unable or unwilling to continue to supply components, the Company would have to identify and qualify other acceptable suppliers. This process could take an extended period, and no assurance can be given that any additional source would become available or would be able to satisfy the Company's production requirements on a timely basis.

Information Systems Transition

The Company is in the process of replacing many of its internal information systems with new, integrated information systems. The implementation of these information systems is complex and has affected numerous operational, transactional, financial, and reporting processes. The transition to these new systems and processes is currently expected to be completed during the third quarter of 1999, and involves a number of risks and uncertainties. The Company must successfully manage the transfer of critical information to the new systems, the integration of these systems, and the implementation of associated process changes and employee training programs. There can be no assurance that the transition to the new information systems will not cause delays or interruptions in the Company's critical business processes. For example, during the first half of 1999, the Company's accounts receivable, inventory, and spare parts levels have been adversely impacted by issues associated with the transition to new internal information systems

                               Form 10-Q, Page 23


and business processes. Failure to successfully manage the transition could adversely affect the Company's operating and financial results in the future.

Risks Associated with the Year 2000

The Company's product lines include information storage products and software which collect, move, store, share, and protect data. In order to properly process data, the Company's products must successfully manage and manipulate data that includes both 20th and 21st century dates (Year 2000 Ready). All of the Company's currently offered products and software have been evaluated and, provided they have been upgraded to include all recommended engineering changes, the Company believes that they are Year 2000 Ready. However, there can be no assurance that the Company's current products and software will be Year 2000 Ready in all environments. In addition, the Company does not currently intend to develop modifications to certain of its older products and software to make them Year 2000 Ready and has notified all the affected customers of potential year 2000 problems with older products and software in order to raise their awareness.

The Company generally believes that it is not legally responsible for costs incurred by its customers to achieve their year 2000 readiness. Should the Company's products and software fail to be Year 2000 Ready, however, the Company may experience increased warranty and other customer satisfaction costs. Since the year 2000 complications are not fully known and potential liability issues are uncertain, the effect of the year 2000 on the Company's warranty costs, product liability costs, potential litigation expenses, and financial results are not known at this time, but could be material in any given quarter.

The Company is currently in the process of replacing many of its internal information systems with new integrated information systems. See "Information Systems Transition" above. These new systems are believed to be Year 2000 Ready. The Company has also completed an assessment on its other critical internal information systems which are not being replaced and has implemented remediation programs on non-Year 2000 Ready systems. The Company has completed assessing critical non-information systems to determine if they are Year 2000 Ready. The remediation programs for its critical information and non-information systems that were not Year 2000 Ready are substantially completed and tested. The remaining remediation programs are expected to be completed and tested by the end of the third quarter of 1999. The Company is currently formulating contingency plans in the event of a system failure or delay.

The costs incurred to date directly related to the Company's remediation activities are approximately $2.5 million. Future costs related to the remediation activities are not expected to exceed approximately $1.0 million; however, the amount may change as the year 2000 readiness activities progress during 1999. These remediation costs do not include the costs associated with the Company's new information systems, which are expected to be Year 2000 Ready. The Company has invested approximately $40 million in these new information systems as of June 25, 1999, and the investment in these systems during the remainder of 1999 is estimated to be approximately $3 million. The Company does not currently believe that any remaining remediation and testing activities will have a material adverse effect on the Company's operations and financial results. Delays in implementing new internal information systems or a failure to fully identify all year 2000 dependencies in the Company's systems could have material adverse consequences, including delays in the delivery or sale of the Company's products, or cause the Company to incur unexpected additional costs.

The Company has completed an assessment of the possible effects on its operations of the year 2000 readiness of key suppliers and vendors. The Company identified all critical vendors and suppliers and has ensured they are Year 2000 Ready. The Company has also identified

                               Form 10-Q, Page 24


alternative suppliers and vendors in the event such suppliers and vendors are not Year 2000 Ready. The Company's dependence on suppliers and vendors and, therefore, on the proper functioning of their information systems and software, means that their failure to address year 2000 issues could have a material effect on the Company's operations and financial results.

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

Euro Conversion

Effective January 1, 1999, 11 member countries of the European Union adopted a single European currency, the euro, as their common legal currency. The Company generates a significant portion of its revenue from sales in member countries of the European Union. Like many companies that operate in Europe, various aspects of the Company's business and financial accounting will be affected by the euro conversion and the transitions in the business environment resulting from the convergence of currencies. The Company continues to evaluate the European pricing strategies for its products, software and services and the implications of the euro conversion on its contractual agreements, tax strategy and foreign currency risk management strategy. The Company does not believe that the transition in the European market resulting from the euro conversion will impact the competitiveness of its products and services in Europe in the short-term, as significant price transparency already exists. There can be no assurances, however, that the conversion will not adversely affect the Company's pricing, tax, and currency hedging strategies, or business systems and processes in the future.

                               Form 10-Q, Page 25




               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

See Part I, Item 3 - Legal Proceedings, of the Company's Form 10-K for the fiscal year ended December 25, 1998, filed with the Commission on March 5, 1999.

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2.4 billion. On December 28, 1995, the court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals. In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. On July 15, 1999, the District Court dismissed with prejudice Stuff's claims relating to the Company's alleged use of the optical disk technology, and dismissed without prejudice all of the remaining claims. The only course of legal action available to Stuff with respect to the claims dismissed with prejudice is to appeal to the Court of Appeals for a second time. While it is unclear what course of action Stuff intends to take in this case, the Company continues to believe Stuff's claims are wholly without merit and intends to vigorously defend any further actions arising from this complaint.

On December 8, 1995, Odetics, Inc. (Odetics) filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia against the Company. The complaint alleges that the "cartridge access port" in certain of the Company's tape library products infringes U.S. Patent No. 4,779,151 as further described in the Odetics litigation dated June 29, 1995, below in this section. The complaint seeks injunctive relief, treble damages in an unspecified amount, and an award of attorney's fees and costs. This case has been stayed pending the outcome of the June 29, 1995 Odetics litigation.

On October 3, 1995, certain former employees of the Company filed suit in the U.S. District Court for the District of Colorado against the Company. The amended suit alleges violations of the Age Discrimination in Employment Act
(ADEA) and the Employee Retirement Income Security Act (ERISA) between the period of April 13, 1993, and December 31, 1996. On November 26, 1997, the Court granted the plaintiffs' request to proceed as a class action on the ADEA claims. On November 9, 1998, the Court granted the plaintiffs' request to proceed as a class on the ERISA claims. On March 1, 1999, the Court denied the Company's appeal on the certification of the ERISA class. Approximately 1,300 persons are eligible members of the ERISA class, which includes approximately 400 members of the ADEA class. The plaintiffs seek, among other things, compensatory damages in an unspecified amount, including the value of back pay and benefits; reinstatement as employees or alternatively the value of future earnings and benefits; and exemplary or liquidated damages. The Company has filed an answer denying both the ADEA and ERISA claims. The case is in the discovery phase. The Company has filed a number of motions which are pending before the court. A trial date has been set for October 1999.

The Company believes it has adequate legal defenses with respect to each of the actions cited above and intends to vigorously defend against these actions. However, it is reasonably possible that these actions could result in outcomes unfavorable to the Company. The

                               Form 10-Q, Page 26


Company is also involved in various other less significant legal actions. While the Company currently believes that the amount of the ultimate potential loss would not be material to the Company's financial position, the outcome of all of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company's financial position or reported results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company's inability to ship products or components found to have violated third-party patent rights.

On June 29, 1995, Odetics filed a patent infringement suit in the U.S. District Court for the Eastern District of Virginia (District Court) against the Company alleging that the "pass-through" port in certain of the Company's tape library products infringed U.S. Patent No. 4,779,151 (the "151 Patent"). The complaint asked the court to impose injunctive relief, treble damages in an unspecified amount, and an award of attorney's fees and costs. In February 1996, a jury found that the Company's products did not infringe the 151 Patent. Odetics appealed and in June 1997, the U.S. Court of Appeals for the Federal Circuit (Court of Appeals) reversed the District Court's ruling and remanded the case back to the District Court for further proceedings. On March 27, 1998, a second trial was held and a jury found that a pass-through port in certain of the Company's tape library products infringed the 151 Patent and awarded actual damages to Odetics of $70.6 million. On July 31, 1998, the District Court granted the Company's motion for judgment as a matter of law, overturning the jury's verdict, and entered judgment in favor of the Company. On August 10, 1998, Odetics appealed the judgment. On July 6, 1999, the Court of Appeals reversed the District Court's judgment as a matter of law, entered a judgment in favor of Odetics, and remanded the case to the District Court for further proceedings. In connection with this litigation, the Company recognized a pre-tax expense of $82.3 million during the second quarter of 1999 for the actual damages of $70.6 million as determined by the jury, plus $11.7 million of estimated post-judgment interest. On July 20, 1999, the Company filed a petition for rehearing with the Court of Appeals. A decision on the petition is pending.

Information concerning these legal proceedings is also contained in Note 4 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included in Part I of this Form 10-Q.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this Item 3 is included in the section above entitled "Market Risk Management / Foreign Currency Exchange Rate."

                               Form 10-Q, Page 27




ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of stockholders of the Company was held on May 20, 1999. A quorum of stockholders was represented at the meeting in person or by proxy.


A board of ten directors was to be elected at the meeting. All of management's nominees as listed in the Company's proxy statement were elected, including the following:


                                                        FOR       WITHHELD
                                                   ----------    -----------
David E. Weiss                                     88,431,829     1,170,262
James R. Adams                                     88,440,876     1,161,215
William L. Armstrong                               88,438,140     1,163,951
J. Harold Chandler                                 88,439,932     1,162,159
Maurice F. Holmes                                  88,454,208     1,147,883
William R. Hoover                                  88,439,076     1,163,015
William T. Kerr                                    88,439,792     1,162,299
Robert E. La Blanc                                 88,432,570     1,169,521
Robert E. Lee                                      88,432,380     1,169,711
Richard C. Steadman                                88,446,113     1,155,978

At the annual meeting, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 150,000,000 to 300,000,000, by a vote of 81,910,497 in favor to 7,427,626 against, with 263,968 abstentions. The stockholders also approved an amendment to the Company's 1995 Equity Participation Plan, as amended, to increase the number of shares reserved for issuance by 4,750,000 shares of Common Stock, by a vote of 65,247,297 in favor to 23,848,694 against, with 506,100 abstentions. The stockholders also approved the terms of a performance-based incentive plan, by a vote of 84,332,295 in favor to 4,838,860 against, with 430,936 abstentions. The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent accountants for the current fiscal year, by a vote of 89,179,957 in favor to 353,951 against, with 68,183 abstentions. The shareholders did not approve a shareholder proposal to require shareholder approval of certain expenditures in excess of $500,000, by a vote of 74,541,071 against, 1,846,001 in favor, 802,422 abstentions and 12,412,597 broker non-votes. There were no other broker non-votes for any of these proposals.

                               Form 10-Q, Page 28



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

       3.1        Certificate  of Third  Amendment of Restated  Certificate of
                  Incorporation

      10.1*       Executive Officer Performance-Based Incentive Plan

      10.2*       Employment Agreement between the Company and David E. Weiss

      10.3*       1995 Equity Participation Plan, as amended March 1999

      11.0        Computation of Earnings Per Share

      27.0        Financial Data Schedule


      (b)   Reports on Form 8-K

            No current reports on Form 8-K were filed during the quarter ended June 25, 1999.


















------------------------------

* Contract or compensation plan or arrangement in which directors and/or officers participate.

                               Form 10-Q, Page 29




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           STORAGE TECHNOLOGY CORPORATION
                                                    (Registrant)




        August 9, 1999                          /s/ ROBERT S. KOCOL
-------------------------------      ----------------------------------------
            (Date)                                   Robert S. Kocol
                                                 Corporate Vice President
                                               and Chief Financial Officer
                                              (Principal Financial Officer)






        August 9, 1999                         /s/ THOMAS G. ARNOLD
-------------------------------      -----------------------------------------
            (Date)                                   Thomas G. Arnold
                                         Vice President and Corporate Controller
                                              (Principal Accounting Officer)

                               Form 10-Q, Page 30






                                  EXHIBIT INDEX





   Exhibit No.    Description
--------------    --------------------------------------------------
       3.1        Certificate  of Third  Amendment of Restated  Certificate of
                  Incorporation

      10.1        Executive Officer Performance-Based Incentive Plan

      10.2        Employment Agreement between the Company and David E. Weiss

      10.3        1995 Equity Participation Plan

      11.0        Computation of Earnings Per Share

      27.0        Financial Data Schedule