Form 10-K
period 1999-09-24
STORAGE TECHNOLOGY CORP
filed 1999-11-05
CIK 94673

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
              For the Quarterly Period Ended September 24, 1999
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to ________

                         ---------------------------

                          Commission File Number 1-7534
                         --------------------------

                         STORAGE TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

               Delaware                                 84-0593263
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                Identification Number)

         One StorageTek Drive,                          80028-4309
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

Common stock ($.10 Par Value) - 100,009,620 shares outstanding at
October 29, 1999.

                                                                       Form 10-Q
                                                                          Page 2




               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                               September 24, 1999

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

              Consolidated Balance Sheet                                    3

              Consolidated Statement of Operations                          4

              Consolidated Statement of Cash Flows                          5

              Notes to Consolidated Financial Statements                    6

      Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       11

      Item 3 - Quantitative and Qualitative Disclosures about
                 Market Risk                                               27



PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                           28

      Item 6 - Exhibits and Reports on Form 8-K                            30

      Exhibit Index                                                        32

                                                                       Form 10-Q
                                                                          Page 3




                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)


                                                          09/24/99    12/25/98
                                                       ------------------------
                                                        (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                              $  236,314  $  231,985
 Accounts receivable                                       714,825     755,931
 Inventories (Note 2)                                      329,435     261,808
 Deferred income tax assets                                116,522     114,715
                                                        ----------  ----------
     Total current assets                                1,397,096   1,364,439

Property, plant and equipment, net                         333,003     320,946
Spare parts for maintenance, net                            46,408      33,395
Deferred income tax assets                                  16,127      15,875
Other assets                                               111,705     108,289
                                                        ----------  ----------
                                                        $1,904,339  $1,842,944
                                                        ==========  ==========

LIABILITIES
Current liabilities:
 Credit facilities (Note 3)                             $  362,914  $  276,673
 Current portion of long-term debt                           5,620       1,722
 Accounts payable                                          132,688     136,555
 Accrued liabilities                                       395,464     332,758
 Income taxes payable                                       52,864      78,400
                                                        ----------  ----------
     Total current liabilities                             949,550     826,108
Long-term debt                                              21,146      17,260
                                                        ----------  ----------
     Total liabilities                                     970,696     843,368
                                                        ----------  ----------
Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 300,000,000 shares authorized;
  100,045,905 shares issued at September 24, 1999, and
  100,338,353 shares issued at December 25, 1998            10,004      10,034
Capital in excess of par value                             820,470     834,778
Retained earnings                                          110,542     159,254
Treasury stock of 113,774 shares at September 24, 1999,
  and 117,271 shares at December 25, 1998                   (2,334)     (2,409)
Unearned compensation                                       (5,039)     (2,081)
                                                        ---------- ------------
     Total stockholders' equity                            933,643     999,576
                                                        ----------  ----------
                                                        $1,904,339  $1,842,944
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

                                                                       Form 10-Q
                                                                          Page 4




               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                   (In Thousands, Except Per Share Amounts)



                                      Quarter Ended        Nine Months Ended
                                 --------------------------------------------
                                  09/24/99   09/25/98     09/24/99   09/25/98
                                 --------------------------------------------
Revenue                           $573,730   $571,060   $1,745,635 $1,598,257
Cost of revenue                    343,409    304,788    1,021,455    842,923
                                   -------    -------    ---------  ---------

  Gross profit                     230,321    266,272      724,180    755,334

Research and product development
  costs                             66,225     60,880      212,325    171,800
Selling, general, administrative
  and other income and
  expense, net                     150,732    122,955      440,293    355,818
Litigation expense (Note 4)         16,274                  98,582
Restructuring expense (Note 5)      16,082                  36,328
                                  --------   --------    ---------  ---------

  Operating profit (loss)          (18,992)    82,437      (63,348)   227,716


Interest expense                    (6,765)    (2,689)     (15,397)    (5,138)
Interest income                        712      1,975        2,733     12,345
                                   -------   --------    ---------  ---------
  Income (loss) before income
    taxes                          (25,045)    81,723      (76,012)   234,923


Benefit (provision) for income
  taxes                              9,000    (31,100)      27,300    (89,300)
                                 ---------   --------    ---------  ---------

  Net income (loss)              $ (16,045) $  50,623    $ (48,712) $ 145,623
                                  ========   ========    =========  =========




EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per
  share                          $  (0.16) $    0.50     $   (0.49)  $   1.38
                                  ========  ========     =========  =========


Weighted-average shares            99,743    102,178        99,800    105,242
                                  =======    =======     =========   ========


Diluted earnings (loss) per
  share                          $  (0.16)  $    0.48     $   (0.49)  $   1.35
                                  =======    ========     =========   ========

Weighted-average and dilutive
  potential shares                 99,743    104,723        99,800    108,030
                                  =======   ========     =========   ========






        The accompanying notes are an integral part of the consolidated financial statements.

                                                                       Form 10-Q
                                                                          Page 5




               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (In Thousands of Dollars)
                                                      Nine Months Ended
                                                  --------------------------
                                                     09/24/99      09/25/98
                                                  --------------------------
OPERATING ACTIVITIES
Cash received from customers                        $ 1,758,507 $ 1,544,947
Cash paid to suppliers and employees                 (1,689,248) (1,389,800)
Interest received                                         2,733      12,345
Interest paid                                           (13,738)     (4,182)
Income tax refunded (paid), net                           6,240     (92,907)
                                                     ----------  ----------
   Net cash provided by operating activities             64,494      70,403
                                                     ----------  ----------
INVESTING ACTIVITIES
Short-term investments, net                                          77,275
Purchases of property, plant and equipment, net         (90,734)    (70,239)
Business acquisitions, net                               (6,400)
Other assets, net                                        (4,782)     (9,774)
                                                     ----------  ----------
Net cash used in investing activities                  (101,916)     (2,738)
                                                     ----------  ----------
FINANCING ACTIVITIES
Proceeds from credit facilities, net                     86,241     330,000
Repayments of other debt, net                            (1,239)     (3,863)
Repurchases of common stock                             (35,226)   (458,270)
Proceeds from employee stock plans                       14,843      25,744
                                                     ----------   ---------
   Net cash provided by (used in)
     financing activities                                64,619    (106,389)
                                                     ----------   ---------
   Effect of exchange rate changes on cash              (22,868)        197
                                                     ----------   ---------
Increase (decrease) in cash and cash equivalents          4,329     (38,527)

   Cash and cash equivalents - beginning
     of the period                                      231,985     256,319
                                                     ----------   ---------
Cash and cash equivalents - end of the period       $   236,314  $  217,792
                                                     ==========   =========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES
Net income (loss)                                   $   (48,712) $  145,623
Depreciation and amortization expense                    98,603      91,719
Translation loss                                         18,418       1,052
Litigation                                               98,582
Restructuring                                             7,977
Other non-cash adjustments to income                      7,137       4,531
(Increase) decrease in accounts receivable               18,224     (53,310)
Increase in inventories                                 (65,556)    (57,273)
Increase in spare parts, net                            (25,502)    (14,605)
(Increase) decrease in deferred income tax assets, net   (6,031)      4,764
Decrease in accounts payable and accrued liabilities    (21,455)    (38,627)
Decrease in income taxes payable                        (17,191)    (13,471)
                                                     ----------   ---------
   Net cash provided by operating activities        $    64,494  $   70,403
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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Significant estimates have been made by management in several areas including the future obligations associated with the Company's restructuring activities (see Note 5). Actual results could differ materially from these estimates making it reasonably possible that a change in these estimates could occur in the near term.

NOTE 2 - INVENTORIES

Inventories consist of the following (in thousands of dollars):

                                              09/24/99          12/25/98
                                             ---------------------------
      Raw materials                           $ 65,301          $ 46,672
      Work-in-process                           67,600            76,839
      Finished goods                           196,534           138,297
                                               -------           -------
                                              $329,435          $261,808
                                               =======           =======

NOTE 3 - DEBT AND FINANCING ARRANGEMENTS

The Company has an unsecured revolving credit facility (the Revolver) which expires in October 2001. The credit limit available under the Revolver, $312,500,000 as of September 24, 1999, is reduced by $12,500,000 on the last day of each calendar quarter. The interest rates under the Revolver depend on the repayment period of the advance selected. The weighted average interest rate on the advances at September 24, 1999 was 6.92%. The Company had borrowings of $290,000,000 and had issued letters of credit for approximately $50,000 under the Revolver as of September 24, 1999. The remaining available credit under the Revolver as of September 24, 1999, was approximately $22,450,000. The Revolver contains certain financial and other covenants, including restrictions on payment of cash dividends on the Company's common stock.

                                                               Form 10-Q, Page 7


In January 1999, the Company entered into a $150,000,000 unsecured revolving credit facility (the $150,000,000 Revolver) which expires in January 2000. The interest rates under the $150,000,000 Revolver depend on the repayment period of the advance selected and may range from the London Interbank Offered Rate plus 1.00% to the bank's base rate. As of September 24, 1999, the Company had no borrowings issued against the $150,000,000 Revolver. The $150,000,000 Revolver contains certain financial and other covenants, including restrictions on the payment of the cash dividends on the Company's common stock.

The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $140,000,000 at any one time. The agreement, which expires in January 2001, provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. As of September 24, 1999, the Company had outstanding borrowings of $72,914,000 under this financing agreement and had committed to borrowings between October 1999 and December 2000 in the cumulative principal amount of approximately $452,972,000. The notes must be repaid only to the extent of future revenue. Obligations under the agreement are not cancelable by the Company or the bank. Gains and losses associated with changes in the underlying foreign currencies are deferred during the commitment period and recognized as an adjustment to the revenue supporting the note repayment at the time the bank purchases the promissory notes. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance. The weighted average interest rate of the outstanding promissory notes at September 24, 1999 was 6.87%. Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount not less than the outstanding promissory notes.

NOTE 4 - LITIGATION

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2,400,000,000. On December 28, 1995, the court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals. In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. On July 15, 1999, the District Court dismissed with prejudice Stuff's claims relating to the Company's alleged use of the optical disk technology, and dismissed without prejudice all of the remaining claims. On August 30, 1999, Stuff filed a notice of appeal with the Colorado Court of Appeals seeking to overturn the decision of the District Court. The Company continues to believe that Stuff's claims are wholly without merit and intends to vigorously defend any further actions arising from this complaint.

On October 3, 1995, certain former employees of the Company filed suit in the U.S. District Court for the District of Colorado against the Company. The amended suit alleges violations of the Age Discrimination in Employment Act
(ADEA) and the Employee Retirement Income Security Act (ERISA) between the period of April 13, 1993, and December 31, 1996. On November 26, 1997, the District Court granted the plaintiffs' request to proceed as a class action on the ADEA claims. On November 9, 1998, the District Court granted the plaintiffs'

                                                               Form 10-Q, Page 8


request to proceed as a class on the ERISA claims. On March 1, 1999, the District Court denied the Company's appeal on the certification of the ERISA class. Approximately 1,300 persons are eligible members of the ERISA class, which includes approximately 400 members of the ADEA class. The plaintiffs seek, among other things, compensatory damages in an unspecified amount, including the value of back pay and benefits; reinstatement as employees or alternatively the value of future earnings and benefits; and exemplary or liquidated damages. The Company has filed an answer denying both the ADEA and ERISA claims and has filed motions for summary judgment regarding both claims and for decertification of the ADEA class. On September 1, 1999, at a hearing before the District Court, the Court vacated the trial date scheduled for October 1999. The District Court has scheduled oral arguments on the pending motions on November 19, 1999. A trial date will not be scheduled until the District Court has ruled on the pending motions.

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

On October 8, 1999, the Company and Odetics, Inc. (Odetics) entered into a settlement agreement regarding two patent infringement suits originally filed against the Company by Odetics on June 29, 1995, and December 8, 1995, alleging infringement of various claims in U.S. Patent No. 4,779,151 (the "151 Patent"). The Company agreed to pay $100,000,000 to Odetics for a fully paid up license to the 151 Patent; $80,000,000 of which was paid at the time of the settlement and the remainder to be paid in equal annual installments of $10,000,000 in September in each of 2000 and 2001. The Company recognized a pre-tax expense of $82,308,000 for actual damages and post-judgment interest in the second quarter of 1999 in connection with these legal actions. As a result of the settlement, the Company recognized an additional $15,486,000 pre-tax expense in the third quarter of 1999 to reflect the present value of the final settlement payments.

The Company also settled a number of less significant legal actions resulting in a pre-tax expense of $788,000 during the third quarter of 1999.

NOTE 5 - RESTRUCTURING

On April 15, 1999, the Company announced plans to restructure certain aspects of its business. The elements of the restructuring plan included a voluntary reduction in headcount as well as the elimination of certain lower priority research and product development projects. The headcount reductions were targeted in the areas of research and product development, administrative and manufacturing.

The Company's accounting policies with respect to its restructuring are in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force (EITF) in

                                                               Form 10-Q, Page 9


connection with EITF Issue No. 94-3 (EITF 94-3) and Statement of Financial Accounting Standards (SFAS) No 121. EITF 94-3 generally requires, with respect to recognition of severance expenses, management approval of the restructuring plan, communication of benefit arrangements to employees, and the determination of the employees to be terminated. SFAS No. 121 generally requires that assets to be disposed of be reported at the lower of carrying amount or fair value less cost to sell.

During the third quarter and nine months of 1999, the Company incurred a pre-tax expense of $16,082,000 and $36,328,000, respectively, related to the restructuring. The following table summarizes the activity in the Company's reserves during the nine months of 1999 associated with the restructuring (in thousands of dollars):

                              Employee         Asset      Other Exit
                              Severance      Writedowns      Costs    Total
                            ------------------------------------------------
Restructuring expense         $ 24,686       $ 6,680       $4,962   $ 36,328
Cash payments                  (21,671)                              (21,671)
Asset writedowns                              (6,680)                 (6,680)
                              --------       -------       ------   --------
Balances, September 24, 1999  $  3,015       $     0       $4,962   $  7,977
                              ========       =======       ======   ========

The employee severance expense of $24,686,000 consists of separation expense of $22,816,000 payable to approximately 680 employees who irrevocably elected to participate in a voluntary separation program prior to the end of the fiscal quarter; salary expense of $1,770,000 to employees prior to their termination date, but subsequent to their last day of work; and estimated outplacement costs of $100,000. The majority of the remaining employee severance reserves of $3,015,000 as of September 24, 1999, are expected to be paid within the next three months.

The asset writedowns of $6,680,000 relate to engineering assets that have been or will be disposed of prior to year-end, in connection with the Company's decision to discontinue certain lower priority research and product development projects.

The other exit costs of $4,962,000 relate to costs associated with terminating contractual future purchase obligations associated with the manufacture of certain products that were discontinued in connection with the restructuring. These costs will be paid within the next three months.

On October 28, 1999, the Company announced plans to further restructure its business. For further discussion of this restructuring, see Note 8 "Subsequent Events."

NOTE 6 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the consolidated balance sheet and be measured at their fair value. The corresponding change in fair value of the derivative instrument will be recorded in the earnings of the Company, net of any change in fair value of the related hedged item, or as a component of comprehensive income depending upon the intended use and designation.

                                                              Form 10-Q, Page 10


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

NOTE 7 - OPERATIONS OF BUSINESS SEGMENTS

The Company is organized into three reportable segments based on the definitions of segments provided under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information": storage products, storage services and storage management software. The storage products segment sells tape, disk and network products for the mainframe and client-server computing environment and for the storage area network (SAN) market. The storage services segment provides support services for the Company's and third-party products, integration services, storage consulting and managed storage services. The storage management software segment sells and licenses software tools and applications for improving storage product performance and simplifying information storage management.

The Company does not have any intersegment revenue and evaluates segment performance based on gross profit. The sum of the segment gross profits equals the consolidated gross profit and the Company does not allocate research and product development costs; selling, general, administrative and other income and expense; interest expense; interest income; or provision for income taxes to the segments. The revenue and gross profit by segment are as follows (in thousands of dollars):

                                Quarter Ended               Nine Months Ended
                          -----------------------------------------------------
                          09/24/99         09/25/98        09/24/99    09/25/98
                          -----------------------------------------------------
Revenue:
  Storage products         $355,726         $380,938     $1,097,364  $1,076,923
  Storage services          171,620          163,023        520,707     459,458
  Storage management
   software                  46,384           27,099        127,564      61,876
                            -------          -------      ---------  ----------
    Total revenue          $573,730         $571,060     $1,745,635  $1,598,257
                            =======          =======      =========  ==========

Gross profit:
  Storage products         $148,329         $175,888     $  453,377  $  511,689
  Storage services           50,252           68,473        178,633     196,991
  Storage management
    software                 31,740           21,911         92,170      46,654
                           --------         --------      ---------   ---------
    Total gross profit     $230,321         $266,272     $  724,180  $  755,334
                           ========          =======      =========   =========



NOTE 8 - SUBSEQUENT EVENTS

On October 28, 1999, the Company announced plans to further restructure its business. This restructuring is intended to reduce investments in or eliminate certain of the Company's storage service offerings, increase focus on certain core products and storage management software offerings, and re-align the corporate infrastructure.

                                                              Form 10-Q, Page 11





               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 24, 1999


All assumptions, anticipations, expectations and forecasts contained in the following discussion regarding the Company's future product and business plans, financial results, performance and events are forward-looking statements within the meaning of the Private Securities Reform Act of 1995. The Company's actual results may differ materially because of a number of risks and uncertainties. Some of these risks are detailed below in "Risk Factors That May Affect Future Results" and elsewhere in this Form 10-Q. The forward-looking statements contained herein represent a good-faith assessment of the Company's future performance for which management believes there is a reasonable basis. The Company disclaims any obligation to update information on forecasts contained herein, except as may be otherwise required by law.


Historical statements made herein are accurate only as of the date of filing this Form 10-Q with the Securities and Exchange Commission and may be relied upon only as of that date.

GENERAL

The Company reported a net loss for the third quarter ended September 24, 1999, of $16.0 million on revenue of $573.7 million, compared to net income for the third quarter in 1998 of $50.6 million on revenue of $571.1 million. A net loss of $48.7 million was reported for the nine months of 1999 on revenue of $1.75 billion, compared to net income of $145.6 million for the nine months of 1998 on revenue of $1.60 billion. The Company's reported results for the third quarter and nine months of 1999 include one-time pre-tax expenses associated with litigation of $16.3 million and $98.6 million, and restructuring of $16.1 million and $36.3 million, respectively. Excluding the one-time expenses, net of tax, the Company would have earned net income of $4.7 million and $37.7 million during the third quarter and nine months of 1999, respectively.

Revenue during the third quarter of 1999 was unchanged, compared to the third quarter of 1998, as revenue growth in the storage management software and storage services segments was offset by a decrease in revenue from the storage products segment. Revenue during the nine months of 1999 increased 9%, compared to the same period in 1998, with revenue growth in all of the Company's business segments. Gross profit margins decreased to 40% and 41% during the third quarter and nine months of 1999, respectively, compared to 47% for the same periods in 1998, due to decreased profit margins in all of the Company's business segments.

Many of the Company's customers undertake detailed procedures relating to the evaluation, testing, implementation and acceptance of the Company's products, software and services. This evaluation process results in a variable sales cycle, and makes it difficult to predict if or when revenue will be earned. Further, gross margins may be adversely impacted in an effort to complete the sales cycle. Revenue and operating profits during the third quarter fell significantly short of the Company's expectations due principally to shortfalls in revenue and

                                                              Form 10-Q, Page 12


gross margins in North America. While revenue in North America increased in the third quarter of 1999 as compared to the same period in 1998, gross margins declined in terms of both gross margin dollars and as a percentage of revenue. The Company believes a portion of this shortfall was due to some customers delaying purchasing decisions in anticipation of possible issues associated with the year 2000, particularly with respect to tape products and Virtual Storage Manager(TM) (VSM) targeted for the mainframe market. For further discussion of issues with the year 2000, see "Risk Factors That May Affect Future Results - Risks Associated with the Year 2000" below.

The Company's financial results may continue to be adversely impacted by its variable sales cycle, particularly in advance of and into the first quarter of 2000. Future financial results are also dependent upon the Company's ability to manage its costs and operating expenses in line with revenue; the timely development, manufacture and introduction of new products, software and services; successfully managing the development of new direct and indirect sales channels; the implementation of its storage area network (SAN); and the implementation of its restructuring programs. For the discussion of these and other risk factors, see "Restructuring" and "Risk Factors That May Affect Future Results," below.

On October 15, 1999, the Company announced that it has engaged Goldman, Sachs & Co. and McKinsey & Company to assist the Company in its on-going strategic analysis, evaluation, and consideration of various strategic alternatives. These strategic alternatives may include financial restructuring, acquisitions, divestitures, spin-offs, joint ventures, and business combinations that could include sales, mergers, or partnerships. The implementation of any strategic alternatives may have a significant impact on the Company's future reported financial results. The implementation of various strategic alternatives may result in significant one-time charges associated with the disposition of assets or recognition of liabilities. The implementation of various strategic alternatives may also require significant financing activities. There can be no assurances that the Company's analysis and implementation of strategic alternatives will be successful or that if additional financing is required to implement a strategy, that this financing can be completed on terms acceptable to the Company. The Company's operating results may be adversely affected while it completes the analysis and implementation of various strategic alternatives due to potential disruptions of customers, employees, suppliers and strategic partners.

On October 28, 1999, the Company announced plans to further restructure its business. This restructuring is intended to reduce investments in or eliminate certain of the Company's storage service and product offerings, increase focus on certain core product and storage management software offerings, and re-align the corporate infrastructure. These restructuring activities are expected to begin in the fourth quarter of 1999. As the restructuring plan is in the early stages of its development, the amount of the restructuring expense to be recognized in the fourth quarter of 1999 or in the year 2000 cannot be determined at this time. However, this restructuring charge may be material to the operating results in the fourth quarter of 1999 and into the year 2000. The amount of the restructuring expense is dependent upon a number of factors including whether the Company is successful in its efforts to divest certain businesses. The targeted reductions in positions associated with the initial phase of the restructuring are estimated to be approximately 1,500 to 1,750 people. The Company expects the restructuring activities to be completed by the end of the second quarter of 2000 and is expected to yield annualized savings of approximately $150 million. There can be no assurance that the restructuring activities described above will be successful or sufficient to allow the Company to realize the expected annualized savings. See "Liquidity and Capital Resources
- Available

                                                              Form 10-Q, Page 13


Financing Lines," below for a discussion of the potential effect these activities may have on the Company's available financing lines.

The Company's cash balance increased $4.3 million during the nine months of 1999 as cash proceeds from operating and financing activities more than offset cash used in investing activities. Cash generated from financing activities of $64.6 million was mainly the result of increased borrowings of $86.2 million under credit facilities, and was partially offset by cash payments of $35.2 million associated with the Company's on-going common stock repurchase program to offset dilution from employee stock and option plans. The Company's operating activities provided cash of $64.5 million during the nine months of 1999, as compared to cash of $70.4 million generated from operations during the nine months of 1998. The decrease in cash generated from operations during 1999, as compared to 1998, was primarily the result of decreased gross margins; increased operating expenses; increased levels of inventory and spare parts; and cash payments associated with restructuring activities. This decrease was partially offset by income taxes refunded in 1999 of $6.2 million, compared to income taxes paid in 1998 of $92.9 million. See "Liquidity and Capital Resources - Working Capital" for additional discussion of operating cash flows. Cash used in investing activities of $101.9 million was primarily due to property, plant and equipment purchases of $90.7 million. On October 8, 1999, the Company paid $80 million to Odetics in connection with the settlement of litigation. See Note 4 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion of the Odetics settlement.

The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information and revenue by segment.

                                    Quarter Ended       Nine Months Ended
                                  ----------------------------------------
                                  09/24/99 09/25/98     09/24/99  09/25/98
                                  ----------------------------------------
Storage products:
   Tape products                     45.1%    42.4%        44.8%     42.8%
   Disk products                     13.1     21.3         14.9      21.1
   Network products                   3.8      3.0          3.2       3.5
                                    -----    -----        -----     -----
     Total storage products          62.0     66.7         62.9      67.4
Storage services                     29.9     28.6         29.8      28.7
Storage management software           8.1      4.7          7.3       3.9
                                    -----    -----        -----     -----
     Total revenue                  100.0    100.0        100.0     100.0
Cost of revenue                      59.9     53.4         58.5      52.7
                                    -----    -----        -----     -----
     Gross profit                    40.1     46.6         41.5      47.3
Research and product development
  costs                              11.5     10.7         12.2      10.8
Selling, general, administrative
  and other income and expense, net  26.3     21.5         25.2      22.3
Litigation expense                    2.8                   5.6
Restructuring expense                 2.8                   2.1
                                    -----    -----        -----     -----
     Operating profit (loss)         (3.3)    14.4         (3.6)     14.2
Interest income (expense), net       (1.1)    (0.1)        (0.8)      0.5
                                    -----    -----        -----     -----
     Income (loss) before income
       taxes                         (4.4)    14.3         (4.4)     14.7
Benefit (provision) for income
  taxes                               1.6     (5.4)         1.6      (5.6)
                                    -----    -----        -----     -----
     Net income (loss)               (2.8)%    8.9%        (2.8)%     9.1%
                                    =====    =====        =====     =====

                                                              Form 10-Q, Page 14



The following table sets forth the gross profit percentages for each segment calculated as gross profit for the segment divided by revenue for the segment.

                                    Quarter Ended        Nine Months Ended
                                 -----------------------------------------
                                  09/24/99    09/25/98    09/24/99  09/25/98
                                 -----------------------------------------

   Storage products                   41.7%    46.2%        41.3%     47.5%
   Storage services                   29.3%    42.0%        34.3%     42.9%
   Storage management software        68.4%    80.9%        72.3%     75.4%

REVENUE

STORAGE PRODUCTS

The Company's storage products revenue includes sales of tape, disk, and network products for the mainframe and client-server computing environments and for the SAN market. Revenue from storage products decreased 7% during the third quarter of 1999, compared to the third quarter of 1998, and increased 2% during the nine months of 1999, compared to the same period in 1998. Revenue from tape products increased in both the third quarter and nine months of 1999, compared to the same periods of 1998, but was offset by decreased revenue from disk products in both periods.

Tape Products
Tape product revenue increased 7% and 14% during the third quarter and nine months of 1999, respectively, compared to the same periods in 1998, primarily due to increased sales of the 9840 high-performance tape drive and the related tape media. Increased revenue from the TimberWolf(TM) family of automated tape products designed for the client-server market also contributed to the revenue increase. Revenue from TimberLine(R) 9490, a 36-track cartridge subsystem; PowderHorn(R) 9310, an automated cartridge system library; and other earlier generation tape products declined during the third quarter and nine months of 1999, compared to the same periods in 1998, reflecting both lower selling prices and decreases in the number of units sold as the Company's current generation tape products gain market acceptance. The Company believes that the sales of tape products designed for the mainframe market have been adversely impacted in the third quarter of 1999 due to some customers delaying testing and purchasing decisions in anticipation of the year 2000.

Disk Products
Disk product revenue decreased 39% and 23% during the third quarter and nine months of 1999, respectively, compared to the same periods in 1998, primarily due to a decrease in revenue from OEM sales to International Business Machines Corporation (IBM) of Iceberg(R), a disk storage product designed for the mainframe market. The Company anticipates that Iceberg sales to IBM will continue to decrease in the fourth quarter of 1999 and the Company does not anticipate any significant revenue from sales of Iceberg to IBM in 2000. See "Risk Factors That May Affect Future Results - Dependence on IBM," for a discussion of the risks associated with IBM. While revenue from direct sales of the 9393 Shared Virtual Array (SVA) increased in both the third quarter and nine months of 1999, as compared to the same periods in 1998, the amount of direct sales of SVA did not meet the Company's expectations due to issues associated with the development of this new direct sales channel. Revenue from the OPENstorage(TM) Disk products was unchanged and increased in the third quarter and nine

                                                              Form 10-Q, Page 15


months of 1999, respectively, as compared to 1998. The Company's OPENstorage Disk products are currently supplied through an OEM agreement with Data General which expires during the second quarter of 2000. In the third quarter of 1999, Data General merged with EMC Corporation, a significant competitor of the Company. While the Company has plans to sell Sun Microsystems, Inc.'s (Sun) open enterprise disk products in the future under a recently announced worldwide OEM sales and marketing agreement, these new products are currently not available. There can be no assurance that the Company will not experience decreased sales of disk products for the client-server market during the transition from the Data General to the Sun product line.

Network Products
Network product revenue during the third quarter increased 29% and was unchanged during the nine months of 1999, compared to the same periods in 1998. Revenue from network products designed for the SAN market increased in the third quarter and nine months of 1999, compared to the same periods in 1998. The increase in SAN network products was offset by decreased revenue from the earlier generation network products during 1999.

The Company's financial results may continue to be adversely impacted by its variable sales cycles, particularly in advance of and into the first quarter of 2000. Future revenue growth in the Company's storage products segment is significantly dependent upon the continued demand for the 9840 and TimberWolf tape products, successfully replacing the anticipated decline in OEM sales of Iceberg to IBM with direct sales of the SVA disk product, successfully transitioning open disk sales from Data General to Sun, the timely introduction and acceptance of new disk products and enhancements, and gaining greater market acceptance for SAN solutions. There can be no assurances that the Company will be successful in these endeavors. See "Risk Factors That May Affect Future Results - New Products, Markets and Distribution Channels," for discussion of the risks associated with the introduction and manufacture of new products and distribution channels.

STORAGE SERVICES

Storage services include support service revenue from the Company's and third-party storage products, as well as integration service revenue associated with new applications, storage consulting and managed storage services. Storage services revenue increased 5% and 13% during the third quarter and nine months of 1999, respectively, compared to the same periods in 1998, due to growth in storage consulting and integration services. Revenue from the Company's support services was largely unchanged during the third quarter and nine months of 1999, compared to the same periods in 1998.

As a result of the restructuring activities announced on October 28, 1999, and further discussed under "General," above, the Company anticipates decreased revenue from its storage services segment as it reduces its investments in, or eliminates, certain service offerings.

STORAGE MANAGEMENT SOFTWARE

Storage management software revenue increased 71% and 106% during the third quarter and nine months of 1999, respectively, compared to the same periods in 1998, primarily due to increased revenue from VSM. VSM is a data storage software solution designed to improve performance, cartridge utilization, and overall storage management. While revenue from VSM increased during the third quarter and nine months of 1999, sales of VSM did not meet the

                                                              Form 10-Q, Page 16


Company's expectations. The Company believes sales of VSM during the third quarter of 1999 were adversely impacted due to customers delaying purchase decisions in anticipation of the year 2000. The increase in revenue during the third quarter of 1999 was also partially due to an increase of third-party software license revenue of approximately $5.3 million. Revenue from SnapShot, which is designed for use with the Company's SVA disk products, decreased in the third quarter and nine months of 1999, compared to the same period of 1998, due to a decrease in units from OEM sales to IBM.

Future revenue growth from storage management software is dependent upon increasing market acceptance for VSM. Because VSM is a complex system, it is difficult to predict the timing and extent that VSM will gain acceptance, particularly in advance of and into the first quarter of 2000. There can be no assurances that the Company will be successful in increasing market acceptance for VSM. A significant portion of the Company's storage management software revenue has been derived from sales of SnapShot to IBM. The Company anticipates sales of SnapShot to IBM will continue to decline in the fourth quarter of 1999 as the sales of Iceberg to IBM decreases, and the Company does not anticipate any significant revenue from sales of SnapShot to IBM in 2000. The Company has recently introduced SnapShot capabilities for SVA for certain client-server platforms and has plans to introduce SnapShot for additional platforms. Future revenue growth from Snapshot is dependent upon the timely introduction and market acceptance of future releases of the SnapShot software for the client-server marketplace as well as the success of the Company's efforts to sell SnapShot through its direct sales channel. See "Risk Factors That May Affect Future Results - Dependence on IBM," for discussion of the risks associated with IBM.

GROSS PROFIT

Gross profit margins decreased to 40% and 41% during the third quarter and nine months of 1999, respectively, compared to 47% for the same periods in 1998. The gross profit margins decreased in all of the Company's business segments. Gross margins for the Company's products and software have been adversely affected during 1999 by pricing pressures associated with competitive tape, disk, and software offerings in North America and Europe; efforts to shorten the sales cycles for its products and software in North America; increased sales of tape cartridges which have lower profit margins; a decline in the selling prices for earlier generation tape products; and unfavorable manufacturing variances associated with excess manufacturing capacity. Gross margins associated with the services segment have decreased principally as a result of increased revenue contribution from lower-margin consulting, integration, and managed storage service offerings. Storage service margins have also been adversely impacted by significant investments in the development of the consulting and integration services business and increased warranty costs associated with certain tape products.

The markets for the Company's products and services are subject to intense price competition. The Company anticipates that price competition for its products and services will continue to have a significant impact on the Company's gross profit margins. The Company's ability to sustain or improve gross margins is significantly dependent upon its ability to continue to reduce product manufacturing costs and increase sales of higher-margin storage management software. Storage product and storage management software gross margins may be affected in future periods by inventory reserves and writedowns resulting from rapid technological changes or delays in gaining market acceptance for products. While the Company anticipates a decrease in revenue from its lower-margin consulting, integration, and managed storage

                                                              Form 10-Q, Page 17


services due to the restructuring announced on October 28, 1999, the storage services gross profit margins may continue to be adversely affected in the fourth quarter of 1999 and into 2000 as these offerings are reduced or eliminated.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses increased 9% and 24% during the third quarter and nine months of 1999 respectively, compared to the same periods in 1998. The Company received approximately $10 million and $30 million less research and product development funding from third-parties in the third quarter and nine months of 1999, respectively, as compared to the same periods in 1998. Excluding the additional funding from third-parties, research and product development expense decreased 6% and increased 5% in the third quarter and nine months of 1999, respectively, as compared to the same periods in 1998. The decrease in the third quarter of 1999 is primarily due to the elimination of several lower priority research and product development programs associated with the restructuring activities. See "Restructuring" below for discussion of the restructuring activities.

SELLING, GENERAL, ADMINISTRATIVE AND OTHER

Selling, general, administrative and other income and expense (SG&A) increased 23% and 24% during the third quarter and nine months of 1999, respectively, compared to the same periods in 1998. The increase for both the third quarter and nine months of 1999, as compared to 1998, was primarily due to increased selling expenses. The increase in selling expense reflects an increase in commission and bonus rates, the addition of application specialists associated with storage services, an increase in the Company's worldwide sales force, and an increase in marketing efforts. The increase in selling expense during the nine months of 1999 also reflects increased bonuses and commissions associated with increased sales revenue.

LITIGATION

On October 8, 1999, the Company and Odetics, Inc. (Odetics) entered into a settlement agreement regarding two patent infringement suits originally filed against the Company by Odetics on June 29, 1995, and December 8, 1995, alleging infringement of various claims in U.S. Patent No. 4,779,151 (the "151 Patent"). The Company agreed to pay $100 million to Odetics for a fully paid up license to the 151 Patent; $80 million of which was paid at the time of the settlement and the remainder to be paid in equal annual installments of $10 million in September in each of 2000 and 2001. The Company recognized a pre-tax expense of $82.3 million for actual damages and post-judgment interest in the second quarter of 1999 in connection with these legal actions. As a result of the settlement, the Company recognized an additional $15.5 million pre-tax expense in the third quarter of 1999 to reflect the present value of the final settlement payments.

The Company also settled a number of less significant legal actions resulting in a pre-tax expense of $788,000 during the third quarter of 1999.

RESTRUCTURING

On April 15, 1999, the Company announced plans to restructure certain aspects of its business. The elements of the restructuring plan included a voluntary reduction in headcount as well as

                                                              Form 10-Q, Page 18


the elimination of certain lower priority research and product development projects. The headcount reductions were targeted in the areas of research and product development, administrative and manufacturing.

During the third quarter and nine months of 1999, the Company incurred a pre-tax expense of $16.1 million and $36.3 million, respectively, related to the restructuring. The following table summarizes the activity in the Company's reserves during the nine months of 1999 associated with the restructuring (in thousands of dollars):

                              Employee          Asset     Other Exit
                              Severance      Writedowns      Costs    Total
                            ------------------------------------------------
Restructuring expense         $ 24,686       $ 6,680       $4,962   $ 36,328
Cash payments                  (21,671)                              (21,671)
Asset writedowns                              (6,680)                 (6,680)
                              --------       -------       ------   --------
Balances, September 24, 1999  $  3,015       $     0       $4,962   $  7,977
                              ========       =======       ======   ========

The employee severance expense of $24.7 million consists of separation expense of $22.8 million payable to approximately 680 employees who irrevocably elected to participate in a voluntary separation program prior to the end of the fiscal quarter; salary expense of $1.8 million to employees prior to their termination date, but subsequent to their last day of work; and estimated outplacement costs of $100,000. The majority of the remaining employee severance reserves of $3.0 million as of September 24, 1999, are expected to be paid within the next three months.

The asset writedowns of $6.7 million relate to engineering assets that have been or will be disposed of prior to year-end, in connection with the Company's decision to discontinue certain lower priority research and product development projects.

The other exit costs of $5.0 million relate to costs associated with terminating contractual future purchase obligations associated with the manufacture of certain products that were discontinued in connection with the restructuring. These costs will be paid within the next three months.

The Company does not expect it will incur any incremental operating expenses on an on-going basis as a result of the restructuring announced on April 15, 1999. The Company expects annualized savings of approximately $40 million for these restructuring activities. The majority of these savings are expected to be realized in the form of reduced research and product development and manufacturing expenses. There can be no assurance that the targeted savings will be achieved. See Note 1 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for discussion of significant estimates.

On October 28, 1999, the Company announced plans to further restructure its business. For further discussions of this restructuring, see "General" of this Form 10-Q.

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

                                                              Form 10-Q, Page 19


additional restructuring expense in the future. The necessity for additional restructuring activities may result in expenses that adversely affect reported results of operations in the period the restructuring plan is adopted, and require incremental cash payments.


INTEREST EXPENSE AND INCOME

Interest expense increased $4.1 million and $10.3 million during the third quarter and nine months of 1999, respectively, compared to the same periods in 1998, due to increased borrowings under the Company's credit facilities. Interest income decreased $1.3 million and $9.6 million during the third quarter and nine months of 1999, respectively, compared to the same periods in 1998, primarily as a result of a decrease in cash available for investment during the quarter. See "Liquidity and Capital Resources," for further discussion of the Company's working capital and credit facilities.

INCOME TAXES

The Company's effective tax rate decreased from 38% for the third quarter of 1998, to 36% for the third quarter of 1999.

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, management has determined that the Company will more likely than not realize $132.6 million of deferred income tax assets as of September 24, 1999. The Company's valuation allowance of approximately $24.1 million as of September 24, 1999, relates principally to net deductible temporary differences and net operating loss carryforwards associated with the Company's foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company's cash balance increased $4.3 million during the nine months of 1999 as cash proceeds from operating and financing activities more than offset cash used in investing activities. Cash generated from financing activities of $64.6 million was mainly the result of increased borrowings of $86.2 million under credit facilities, and was partially offset by cash payments of $35.2 million associated with the Company's on-going common stock repurchase program to offset dilution from employee stock and option plans. The Company's operating activities provided cash of $64.5 million during the nine months of 1999, as compared to cash of $70.4 million generated from operations during the nine months of 1998. The decrease in cash generated from operations during 1999, as compared to 1998, was primarily the result of decreased gross margins; increased operating expenses; increased levels of inventory and spare parts; and cash payments associated with restructuring activities. This decrease was partially offset by income taxes refunded in 1999 of $6.2 million, compared to income taxes paid in 1998 of $92.9 million. Cash used in investing activities of $101.9 million was primarily due to property, plant and equipment purchases of $90.7 million. On October 8, 1999, the Company paid $80 million to Odetics in connection with the settlement of litigation. This payment was funded with available working capital and advances on the Company's unsecured revolving credit facilities. See Note 4 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS for further discussion of the Odetics settlement.

                                                              Form 10-Q, Page 20


Available Financing Lines

The Company has an unsecured revolving credit facility (the Revolver) which expires in October 2001. The credit limit available under the Revolver, $312.5 million as of September 24, 1999, is reduced by $12.5 million on the last day of each calendar quarter. The interest rates under the Revolver depend on the repayment period of the advance selected. The weighted average interest rate on the advances at September 24, 1999 was 6.92%. The Company had borrowings of $290.0 million and had issued letters of credit for approximately $50,000 under the Revolver as of September 24, 1999. The remaining available credit under the Revolver as of September 24, 1999, was approximately $22.5 million. The Revolver contains certain financial and other covenants, including restrictions on payment of cash dividends on the Company's common stock.

In January 1999, the Company entered into a $150 million unsecured revolving credit facility (the $150 million Revolver) which expires in January 2000. The interest rates under the $150 million Revolver depend on the repayment period of the advance selected and may range from the London Interbank Offered Rate plus 1.00% to the bank's base rate. As of September 24, 1999, the Company had no borrowings issued against the $150 million Revolver. The $150 million Revolver contains certain financial and other covenants, including restrictions on the payment of the cash dividends on the Company's common stock.

The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $140 million at any one time. The agreement, which expires in January 2001, provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. As of September 24, 1999, the Company had outstanding borrowings of $72.9 million under this financing agreement and had committed to borrowings between October 1999 and December 2000 in the cumulative principal amount of approximately $453.0 million. The notes must be repaid only to the extent of future revenue. Obligations under the agreement are not cancelable by the Company or the bank. Gains and losses associated with changes in the underlying foreign currencies are deferred during the commitment period and recognized as an adjustment to the revenue supporting the note repayment at the time the bank purchases the promissory notes. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance. The weighted average interest rate of the outstanding promissory notes at September 24, 1999 was 6.87%. Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount not less than the outstanding promissory notes.

The Company believes it has adequate working capital and financing capabilities to meet its anticipated operating and capital requirements for the next 12 months. As a result of one-time expenses associated with litigation and restructuring, the Company anticipates it may be required to obtain waivers or amendments to certain financial covenants of its credit facilities or obtain other sources of financing. There can be no assurance that any waivers, amendments, or other sources of financing, if required, can be completed on terms similar to those currently available to the Company. Over the longer term, the Company may choose to fund these activities through the issuance of additional equity or debt financing. The issuance of equity or convertible debt securities could result in dilution to the Company's stockholders. There can be

                                                              Form 10-Q, Page 21


no assurance that any additional long-term financing, if required, can be completed on terms acceptable to the Company.

Total Debt-to-Total Capitalization

The Company's total debt-to-capitalization ratio increased from 23% as of December 25, 1998, to 29% as of September 24, 1999, primarily due to a net increase in borrowings of $86.2 million under short-term credit facilities. See "Working Capital" above for discussion of cash sources and uses.

INTERNATIONAL OPERATIONS

During the third quarter and nine months of 1999, approximately 42% and 40% respectively, of the Company's revenue was generated by its international operations, compared to approximately 36% for the third quarter and nine months of 1998. The Company also sells products and software through domestic indirect distribution channels that have end-user customers located outside the United States. The Company expects that it will continue to generate a significant portion of its revenue from international operations in the future. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe, principally Germany, France and the United Kingdom; Japan; Canada and Australia. An increase in the exchange value of the United States dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates. In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a foreign currency hedging program. See "Market Risk Management / Foreign Currency Exchange Risk," below.

The Company's international business may be affected by changes in demand resulting from global and localized economic, business and political conditions. The Company is subject to the risks of conducting business outside the United States, including changes in, or impositions of, legislative or regulatory requirements, tariffs, quotas, difficulty in obtaining export licenses, potentially adverse taxes, the burdens of complying with a variety of foreign laws, and other factors outside the Company's control. There can be no assurances these factors will not have a material adverse effect on the Company's business or financial results in the future.

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

The Company has a financing agreement with a bank that provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. Gains and losses associated with changes in the underlying foreign currencies are deferred during the

                                                              Form 10-Q, Page 22


commitment period and recognized as an adjustment to the revenue supporting the note repayment at the time the bank purchases the promissory notes. See "Liquidity and Capital Resources - Available Financing Lines," for a description of the financing agreement.

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

A hypothetical 10% adverse movement in foreign exchange rates applied to the Company's foreign currency exchange rate sensitive instruments held as of September 24, 1999, and as of December 25, 1998, would result in a hypothetical loss of approximately $72.9 million and $59.2 million, respectively. The increase in the hypothetical loss for the nine months of 1999 is primarily due to an increase in forward exchange contracts outstanding. These hypothetical losses do not take into consideration the Company's underlying international operations. The Company anticipates that any hypothetical loss associated with the Company's foreign currency exchange rate sensitive instruments would be offset by gains associated with its underlying international operations.

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

                                                              Form 10-Q, Page 23


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

The Company historically has generated a significant portion of its revenue and operating profits from the mainframe market. The rate of revenue growth has declined in the mainframe market as a result of significant price competition and as customers' purchase patterns transition to the client-server environment. The Company's future financial results are significantly dependent upon successfully competing in the rapidly growing client-server and SAN markets and replacing the earlier generation products in the mainframe environment with new technology. The Company currently is making significant investments in developing new products and software for these markets. There can be no assurances that the Company will be successful in these activities. The SAN market is a new market and is rapidly evolving. The Company's operating and financial results may be adversely impacted in the event the SAN market develops slower than expected or the Company's products fail to gain acceptance in this market.

Many of the Company's customers undertake significant procedures relating to the evaluation, testing, implementation and acceptance of the Company's products, software and services. This evaluation process results in a variable sales cycle, and makes it difficult to predict if or when revenue will be earned, particularly in advance of and into the year 2000, as customers may delay testing and purchase decisions in anticipation of the year 2000. Further, gross margins may be adversely impacted in an effort to complete the sales cycle.

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

Dependence on IBM

During the third quarter and nine months of 1999, OEM sales of products and software to IBM declined to 8% and 10%, respectively, of the Company's total revenue compared to 20% in the same periods of 1998. The Company anticipates that IBM will continue to reduce its purchases from the Company in the fourth quarter of 1999 and does not anticipate any significant sales to IBM in 2000 under the OEM agreement. The Company does not expect IBM to extend the relationship beyond the current contract that expires in December 2000 with respect to future products and software, as IBM has announced a competitive disk product. The Company has expanded its direct sales channel to sell its SVA and SnapShot products. Failure to successfully develop new high-volume distribution channels for the Company's disk products and SnapShot software could adversely affect the Company's financial results. IBM's entry with a competitive disk product may heighten the competitive pressures in the market for SVA and

                                                              Form 10-Q, Page 24


further accelerate the price erosion that the Company is currently experiencing in the disk market.

Competition

The markets for the Company's products, software and services are intensely competitive and are subject to continuous, rapid technological change, frequent product performance improvements, short product life cycles, and aggressive pricing. The Company believes that its ability to remain competitive involves factors such as price and cost of the Company's and its competitors' product offerings, the timing and success of the Company's new products and offerings, new product introductions by the Company's competitors, and the ability to establish new effective distribution channels. This competitive environment gives rise to aggressive pricing strategies and puts pressure on the Company's gross margins for each segment. The Company's competitors include, among others, Compaq Computer Corporation, EMC Corporation, Hewlett-Packard Company, Hitachi Ltd., IBM, Quantum Corporation, and Sun Microsystems, Inc. A number of the Company's competitors have significantly greater market presence and financial resources than the Company. In the highly competitive client-server market, a number of the Company's competitors are able to offer customers a bundled server and storage product, which may provide them with a competitive advantage. The Company expects to address some of these competitive issues through its software and SAN strategies.

From time-to-time, two or more of the Company's competitors may form business alliances that compete with the Company. For example, in the first quarter of 1999, IBM and EMC Corporation announced that they have entered into a strategic business and technology alliance. In addition, during the third quarter of 1999, EMC Corporation acquired Data General. The Company's OPENstorage Disk products are currently supplied through an OEM agreement with Data General which expires during the second quarter of 2000. While the Company has plans to sell Sun Microsystems, Inc.'s open enterprise disk product in the future under a recently announced multi-year, worldwide OEM sales and marketing agreement, these new products are currently not available. Although the impact of these alliances on the Company's business is unclear at this time, the alliance of two of the Company's major competitors or partners could adversely affect the Company's ability to compete in a number of its existing market segments. A number of the Company's competitors in the product, services and software markets have formed alliances with the stated objective of developing interoperable SAN solutions. In the storage management software market, the Company competes with vendors with which it has established partnerships, including Legato Systems, Inc. and Veritas Software Corporation. The Company also anticipates that it will continue to establish distribution partnerships with other equipment manufacturers, software vendors and service providers to address competitive factors. There can be no assurances that the Company will be able to successfully compete against other companies in these markets.

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

The Company's financial and operating results may fluctuate from quarter to quarter due to a number of reasons. In the past, the Company's results have followed a seasonal pattern, which

                                                              Form 10-Q, Page 25


reflects the tendency of customers to make their purchase decisions at the end of a calendar year. During any fiscal quarter, a disproportionately large portion of the total product sales is recognized in the last weeks and days of the quarter. These factors make the forecasting of revenue inherently difficult. Because the Company plans its operating expenses on expected revenue, a shortfall in revenue may cause earnings to be below expectations in that period. A number of factors may cause revenue to fall below expectations, such as product and technology transitions announced by the Company or its competitors; delays in the availability of new products; changes in the purchasing patterns of the Company's customers and distribution partners, particularly in advance of and into the year 2000; the timing of customers' acceptance of solutions; rapid price erosion; or adverse global economic conditions. The mix of sales among the Company's business segments and sales concentration in particular geographic regions may carry different gross profit margins and may cause the Company's operating margins to fluctuate and impact earnings.

Manufacturing / Sole Source Suppliers

A significant portion of the Company's products are manufactured in facilities located in Puerto Rico. The Company's ability to manufacture product may be impacted by weather related risks beyond the control of the Company. If the Puerto Rico manufacturing facility were impacted by such an event, the Company may not have an alternative source to meet the demand for its products without substantial delays and disruption to its operations. The Company carries interruption insurance to mitigate some of the risk. There is no assurance that the Company could obtain sufficient alternate manufacturing sources or repair the facilities in a timely manner to satisfy the demand for its products. Failure to fulfill manufacture demands could adversely affect the Company's operating and financial results in the future.

The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and components. Many non-standard parts are obtained from a single source or a limited group of suppliers; however, there are other vendors who could produce these in satisfactory quantities after a period of pre-qualification and product ramping. Certain of the Company's key components and products are purchased from single source suppliers that the Company believes are currently the only manufacturers of the particular components that meet the Company's qualification requirements and other specifications or for which alternative sources of supply are not readily available. In particular, Imation Corporation is a single source supplier for the 9840 tape cartridges and the Company is dependent on Imation to economically produce large volumes of high-quality tape cartridges for the 9840 product at a price acceptable to the Company and its customers. There can be no assurance that Imation will be able to meet the anticipated demands. The Company is also dependent on IBM to supply disk drives used in both the Company's Iceberg product which is sold to IBM and in the SVA product which is sold through its own direct sales channel.

Certain of the Company's suppliers have experienced occasional technical, financial or other problems in the past that have delayed deliveries, but without significant effect on the Company. An unanticipated failure of any sole source supplier to meet the Company's requirements for an extended period, or the inability to secure comparable components in a timely manner, could result in a shortage of key components, longer lead times, and reduced control over production and delivery schedules. These factors could have a material adverse effect on the Company's revenue and operating results. In the event a sole source supplier was unable or unwilling to continue to supply components, the Company would have to identify

                                                              Form 10-Q, Page 26


and qualify other acceptable suppliers. This process could take an extended period, and no assurance can be given that any additional source would become available or would be able to satisfy the Company's production requirements on a timely basis or at a price acceptable to the Company.

Information Systems Transition

The Company has replaced many of its internal information systems with new, integrated information systems. The implementation of these information systems is complex and has affected numerous operational, transactional, financial, and reporting processes. The establishment of processes and training associated with these new systems are continuing and involve a number of risks and uncertainties. The Company must successfully manage the process changes and employee training programs. There can be no assurance that the transition to the new information systems will not cause delays or interruptions in the Company's critical business processes. Failure to successfully manage the transition could adversely affect the Company's operating and financial results in the future.

Risks Associated with the Year 2000

The Company's product lines include information storage products and software which collect, move, store, share, and protect data. In order to properly process data, the Company's products must successfully manage and manipulate data that includes both 20th and 21st century dates (Year 2000 Ready). All of the Company's currently offered products and software have been evaluated and, provided they have been upgraded to include all recommended engineering changes, the Company believes that they are Year 2000 Ready. However, there can be no assurance that the Company's current products and software will be Year 2000 Ready in all environments. In addition, the Company does not currently intend to develop modifications to certain of its older products and software to make them Year 2000 Ready and has provided notification or otherwise made available to all affected customers the potential year 2000 problems with older products and software in order to raise their awareness. The Company currently has an established worldwide 24 hour per day call center to assist customers. This call center is staffed with full support service employees who are trained to assist customers with year 2000 issues that have been identified.

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

The Company has replaced many of its internal information systems with new integrated information systems. See "Information Systems Transition" above.
These new systems are believed to be Year 2000 Ready. The Company has also completed an assessment on its other critical internal information systems that are not being replaced to determine if they are Year 2000 Ready. The Company has also completed assessing critical non-information systems to determine if they are Year 2000 Ready. The remediation programs for its critical information and non-information systems that were not Year 2000 Ready are substantially completed and tested.

                                                              Form 10-Q, Page 27


The costs incurred to date directly related to the Company's remediation activities are approximately $3 million and no future costs related to the remediation activities are expected. These remediation costs do not include the costs associated with the Company's new information systems, which are expected to be Year 2000 Ready. The Company has invested approximately $41 million in these new information systems as of September 24, 1999. No further investment is expected in 1999 to make the systems Year 2000 Ready. Although all critical internal information and non-information systems have been remediated and tested, manual back-up processes are being prepared for critical areas. All information contained in the systems will be backed-up to tape media on December 31, 1999, and all data systems will be monitored during this period for potential issues and as a precaution against unauthorized access. Failure to fully identify all year 2000 dependencies in the Company's systems could have material adverse consequences, including delays in the delivery or sale of the Company's products, or cause the Company to incur unexpected additional costs.

The Company has completed an assessment of the possible effects on its operations of the year 2000 readiness of key suppliers and vendors. The Company identified all critical vendors and suppliers and has ensured they are Year 2000 Ready. The Company has also identified alternative suppliers and vendors and has stocked certain critical components in the event such suppliers and vendors are not Year 2000 Ready. The Company's dependence on suppliers and vendors and, therefore, on the proper functioning of their information systems and software, means that their failure to address year 2000 issues could have a material effect on the Company's operations and financial results.

The Company's revenue has been adversely impacted in the third quarter of 1999 as some customers have delayed testing and purchasing decisions in anticipation of the year 2000, particularly with respect to tape products and software targeted for the mainframe market. The adverse consequences resulting from customers' year 2000 concerns include, decreased spending on new information storage systems as customers complete their year 2000 testing activities and delays in customer purchase decisions once customers have verified the year 2000 readiness of their existing information systems. The Company believes the demand for its products, particularly in the mainframe market, will be adversely affected during the fourth quarter of 1999 and the first quarter of 2000, as these patterns continue.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

The information required under this Item 3 is included in the section above entitled "Market Risk Management / Foreign Currency Exchange Rate."

                                                              Form 10-Q, Page 28





               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

See Part I, Item 3 - Legal Proceedings, of the Company's Form 10-K for the fiscal year ended December 25, 1998, filed with the Commission on March 5, 1999.

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2.4 billion. On December 28, 1995, the court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals. In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. On July 15, 1999, the District Court dismissed with prejudice Stuff's claims relating to the Company's alleged use of the optical disk technology, and dismissed without prejudice all of the remaining claims. On August 30, 1999, Stuff filed a notice of appeal with the Colorado Court of Appeals seeking to overturn the decision of the District Court. The Company continues to believe that Stuff's claims are wholly without merit and intends to vigorously defend any further actions arising from this complaint.

On October 3, 1995, certain former employees of the Company filed suit in the U.S. District Court for the District of Colorado against the Company. The amended suit alleges violations of the Age Discrimination in Employment Act
(ADEA) and the Employee Retirement Income Security Act (ERISA) between the period of April 13, 1993, and December 31, 1996. On November 26, 1997, the District Court granted the plaintiffs' request to proceed as a class action on the ADEA claims. On November 9, 1998, the District Court granted the plaintiffs' request to proceed as a class on the ERISA claims. On March 1, 1999, the District Court denied the Company's appeal on the certification of the ERISA class. Approximately 1,300 persons are eligible members of the ERISA class, which includes approximately 400 members of the ADEA class. The plaintiffs seek, among other things, compensatory damages in an unspecified amount, including the value of back pay and benefits; reinstatement as employees or alternatively the value of future earnings and benefits; and exemplary or liquidated damages. The Company has filed an answer denying both the ADEA and ERISA claims and has filed motions for summary judgment regarding both claims and for decertification of the ADEA class. On September 1, 1999, at a hearing before the District Court, the Court vacated the trial date scheduled for October 1999. The District Court has scheduled oral arguments on the pending motions on November 19, 1999. A trial date will not be scheduled until the District Court has ruled on the pending motions.

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

                                                              Form 10-Q, Page 29


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

On October 8, 1999, the Company and Odetics, Inc. (Odetics) entered into a settlement agreement regarding two patent infringement suits originally filed against the Company by Odetics on June 29, 1995, and December 8, 1995, alleging infringement of various claims in U.S. Patent No. 4,779,151 (the "151 Patent"). The Company agreed to pay $100 million to Odetics for a fully paid up license to the 151 Patent; $80 million of which was paid at the time of the settlement and the remainder to be paid in equal annual installments of $10 million in September in each of 2000 and 2001. The Company recognized a pre-tax expense of $82.3 million for actual damages and post-judgment interest in the second quarter of 1999 in connection with these legal actions. As a result of the settlement, the Company recognized an additional $15.5 million pre-tax expense in the third quarter of 1999 to reflect the present value of the final settlement payments.

Information concerning these legal proceedings is also contained in Note 4 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS included in Part I of this Form 10-Q.

                                                              Form 10-Q, Page 30







ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      10.1 Third Amendment, dated as of August 13, 1999, between the Company and Bank of America, N.A., to the Second Amended and Restated Contingent
                  Multi-Currency Note Purchase Commitment Agreement

      11.0        Computation of Earnings Per Share

      27.0        Financial Data Schedule


      Reports on Form 8-K

            On September 2, 1999, the Company filed a Current Report on Form 8-K, under Item 5, regarding the Company's announcement on August 27, 1999 updating the Company's litigation proceedings in respect to the Odetics, Stuff and ADEA claims.

                                                              Form 10-Q, Page 31










Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              STORAGE TECHNOLOGY CORPORATION
                                                       (Registrant)




       November 5, 1999                             /s/ ROBERT S. KOCOL
-------------------------------       ------------------------------------------
            (Date)                                    Robert S. Kocol
                                                 Corporate Vice President
                                                and Chief Financial Officer
                                               (Principal Financial Officer)






       November 5, 1999                            /s/ THOMAS G. ARNOLD
-------------------------------       ------------------------------------------
            (Date)                                   Thomas G. Arnold
                                               Vice President and Corporate
                                                        Controller
                                              (Principal Accounting Officer)

                                                              Form 10-Q, Page 32







                                  EXHIBIT INDEX


   Exhibit No.          Description

      10.1 Third Amendment, dated as of August 13, 1999, between the Company and Bank of America, N.A., to the Second Amended and Restated Contingent
                  Multi-Currency Note Purchase Commitment Agreement

      11.0        Computation of Earnings Per Share

      27.0        Financial Data Schedule