Form 10-K
period 1999-12-31
STORAGE TECHNOLOGY CORP
filed 2000-03-10
CIK 94673

                                   FORM 10-K
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from  ______ to  ______

                         COMMISSION FILE NUMBER 1-7534

                         STORAGE TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                                84-0593263
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)               Identification Number)

   One StorageTek Drive, Louisville,                    80028-4309
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $682,764,323 based on the last reported sale price of the common stock of the registrant on the New York Stock Exchange's consolidated transactions reporting system on February 29, 2000. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

As of February 29, 2000, there were 100,729,814 shares of common stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of its fiscal year ended December 31, 1999. Portions of the registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 18, 2000, are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

ALL ASSUMPTIONS, ANTICIPATIONS, EXPECTATIONS AND FORECASTS CONTAINED IN THE FOLLOWING DISCUSSION REGARDING THE COMPANY'S FUTURE PRODUCT AND BUSINESS PLANS, FINANCIAL RESULTS, PERFORMANCE AND EVENTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES REFORM ACT OF 1995. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY BECAUSE OF A NUMBER OF RISKS AND UNCERTAINTIES. SOME OF THESE RISKS ARE DETAILED IN PART II, ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS FORM 10-K. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN REPRESENT A GOOD-FAITH ASSESSMENT OF THE COMPANY'S FUTURE PERFORMANCE FOR WHICH MANAGEMENT BELIEVES THERE IS A REASONABLE BASIS. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE INFORMATION ON FORECASTS CONTAINED HEREIN, EXCEPT AS MAY BE OTHERWISE REQUIRED BY LAW.

HISTORICAL STATEMENTS MADE HEREIN ARE ACCURATE ONLY AS OF THE DATE OF FILING THIS FORM 10-K WITH THE SECURITIES AND EXCHANGE COMMISSION AND MAY BE RELIED UPON ONLY AS OF THAT DATE.

GENERAL
-----------

Storage Technology Corporation ("StorageTek" or the "Company") designs, manufactures, markets and maintains information storage products, storage services and storage management software. The Company provides customers with a broad range of storage products and services, including tape, disk and network products; storage services, including maintenance and professional services; and storage management software.

The Company's products are used by a range of customers that include large multinational companies, small businesses, and governmental agencies, encompassing a wide range of industry sectors, including financial, retail, telecommunications, transportation, manufacturing and services, as well as educational, scientific and medical institutions located around the world. The Company markets its products and services through its direct sales organization and indirect sales channels, including original equipment manufacturer (OEM), value-added distributor (VAD), value-added reseller (VAR) and other distribution arrangements.

StorageTek's strategy is focused on providing information-centric solutions that allow the customer to collect, move, store, share and protect digital information. The Company's strategy of delivering solutions to customers is founded on a virtual, intelligent storage architecture (VISTA) technology model, which is grounded in an industry standard that permits storage management that is compatible with a wide range of types and manufacturers of computers. The VISTA model encompasses: (i) systems administration; (ii) applications; (iii) storage management; (iv) storage administration; (v) storage access; and (vi) physical storage.

The key features of the Company's VISTA model include open storage solutions that allow the customer to mix-and-match products from a number of vendors; intelligent storage solutions that contain embedded intelligence apart from the server; and integrated storage solutions that provide customers with a complete, scalable product hierarchy and storage management. StorageTek provides many of the components in the VISTA model and has created alliances with other manufacturers, developers, distributors and suppliers to provide customers with total information-centric storage solutions. As a result, it is possible for other companies to be at various times collaborators, customers and competitors in different markets.

The Company was incorporated in Delaware in 1969. Its principal executive offices are located at One StorageTek Drive, Louisville, Colorado 80028, telephone (303) 673-5151.

REVENUE AND GROSS PROFIT BY BUSINESS SEGMENT
--------------------------------------------------------------------

                  REVENUE AND GROSS PROFIT BY BUSINESS SEGMENT
                           (IN THOUSANDS OF DOLLARS)
                              YEAR ENDED DECEMBER

                                                     1999          1998          1997
                                                  ----------    ----------    ----------
Revenue
  Storage products                                $1,465,216    $1,520,647    $1,495,038
  Storage services                                   718,844       633,821       584,016
  Storage management software                        184,171       103,754        65,602
                                                  ----------    ----------    ----------
          Total revenue                           $2,368,231    $2,258,222    $2,144,656
                                                  ==========    ==========    ==========
Gross profit
  Storage products                                $  592,822    $  688,050    $  669,914
  Storage services                                   221,669       273,662       265,521
  Storage management software                        128,493        78,698        37,691
                                                  ----------    ----------    ----------
          Total gross profit                      $  942,984    $1,040,410    $  973,126
                                                  ==========    ==========    ==========

Additional information concerning revenue and profit attributable to each of the Company's business segments and geographic areas is found in Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and in Part IV, Note 14, of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," of this Form 10-K, which information is incorporated by reference into this Part I, Item 1.

PRINCIPAL PRODUCTS
---------------------------

StorageTek is currently organized into three reportable business segments: storage products; storage services; and storage management software. The Company's storage product offerings include tape, disk and network products. Storage services offerings include maintenance services for StorageTek and third-party storage products, and storage consulting and integration services. The storage management software segment sells and licenses software tools and applications for improving storage product performance and simplifying information storage management.

STORAGE PRODUCTS
--------------------

The Company's storage products, which accounted for 62% of total revenue in 1999, include a range of tape, disk and network products that serve as components of the Company's VISTA model. The Company's storage products are designed for the mainframe and client-server markets, including the developing storage area network (SAN) market.

TAPE PRODUCTS

The Company's tape products historically have generated significant revenue for the Company and are engineered to provide reliable, cost-effective storage of digital information. The Company experienced a shift in its tape customer base during 1999 from the mainframe to the client-server marketplace. Sales of client-server tape automation products grew 75% during 1999 with the fourth quarter of 1999 representing the first quarter in which sales of client-server tape products exceeded sales of mainframe tape products. In December 1998, the Company announced the availability of its 9840 product, a high-performance, high-capacity tape drive. The 9840 addresses both the mainframe and client-server markets. The TimberWolf automated tape library product family, a low cost, reliable storage solution for the client-server market, first became available in 1996. The

Company also offers TimberLine, a high-performance 36-track cartridge subsystem which first became available in the fourth quarter of 1994, and PowderHorn 9310 Automated Cartridge System (ACS), a high-performance, high-capacity cartridge library which became available in 1993, and other earlier generation tape products targeted for the mainframe marketplace.

The Company is currently developing new tape products and enhancements, all of which are in the design, preliminary engineering or engineering validation testing phase and no availability dates have been announced. See Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FACTORS THAT MAY AFFECT FUTURE RESULTS -- New Products, Services and Software; Emerging Markets," which is incorporated by reference into this
Part I, Item 1, for a discussion of certain risks associated with the development and introduction of new products that may affect future results.

DISK PRODUCTS

The Company's disk product offerings include a family of disk systems that offer a spectrum of capacity, performance, connectivity and price. The Company's disk product offerings include the 9393 Shared Virtual Array (SVA), which utilizes virtual disk technology and is currently targeted for the mainframe and client-server markets. The 9393 is designed to provide high-performance, scalability and continuous online data availability and first became available in 1999. In February 2000, the Company announced the availability of the 9500 SVA, the next generation of SVA disk products, targeted for the client-server marketplace.

In addition, the Company also offers the OPENstorage Disk product family, which is designed for the client-server disk market. The OPENstorage products are designed to provide high-performance, high-availability, scalable physical storage, and first became available in the third quarter of 1996. The OPENstorage Disk products are distributed by the Company's direct sales force and through indirect channels. From the third quarter of 1996 through 1999, the Company's disk products were principally sold through a worldwide, non-exclusive OEM agreement with International Business Machines Corporation (IBM). In 1999, the Company focused on shifting its sales activities from its OEM relationship with IBM to the direct sales channel. The Company does not anticipate any significant sales revenue from IBM in 2000. Under the OEM arrangement with IBM, the Company developed new disk technology, some of which is owned by IBM, and IBM has granted the Company both royalty-bearing and royalty-free licenses to use this technology. There can be no assurances that the Company will be successful in developing, introducing, or marketing new disk products and enhancements, or establishing cost-effective, high-volume distribution channels for its disk products.

NETWORK PRODUCTS

A key element of the Company's VISTA model is the Company's SAN strategy. A SAN allows the sharing of information and storage devices across a network. The Company's network products are designed to provide device interface and host interface with the physical storage and the connectivity infrastructure necessary to enable the integration of network-based storage management functions. The Company's principal network products include the StorageNet family of products, which are designed to provide high-performance, high-speed connectivity between local and wide-area networks and serve as the foundation of StorageTek's SAN infrastructure. The first StorageNet products became available in 1996.

The Company is currently developing new network products and enhancements intended to address the developing SANs marketplace. All of these products and enhancements are in the design, preliminary engineering or engineering validation testing phase and no availability dates have been announced. See Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FACTORS THAT MAY AFFECT FUTURE RESULTS -- New Products, Services and Software; Emerging Markets," which is incorporated by reference into this Part I, Item 1, for a discussion of certain risks associated with the development and introduction of new products that may affect future results, as well as risks associated with the developing SANs market.

STORAGE SERVICES
--------------------

The Company's storage services include maintenance services, integration services, storage consulting and managed storage services. The Company provides maintenance services for both StorageTek storage products and third-party equipment around the world, using a combination of service engineers, remote diagnostic tools, online and telephone assistance, and contractual agreements with third-party service providers. In 1999, the Company's storage services revenue accounted for approximately 30% of total revenue.

In the past, the Company's maintenance services had been the principal source of service revenue. The Company generally warrants its products for a specified period of time, after which it services products for a fee under maintenance agreements. As a result of competitive pressures, many of the Company's products may include extended warranty periods. Extending warranty periods may reduce future maintenance revenue and put downward pressure on profit margins. The Company's maintenance revenue also may be adversely affected by the shift in the Company's customer base from the mainframe to the client-server marketplace, as well as the Company's increasing reliance on indirect distribution channels for its products, as some indirect distributors provide service for the products that they sell.

The Company invested significant resources in 1998, and the first three quarters of 1999, in programs designed to expand its service business. These programs included a broad range of consulting and integration service offerings, developing pre-packaged solutions customized to specific customer application needs, and managed storage service offerings. However, certain of these programs did not meet the Company's expectations regarding profitability. The Company intends to limit its consulting and integration service offerings to supporting sales of SAN virtual products and software in the future. The Company is currently completing its open commitments with respect to its consulting integration services which will not be continued. While the Company anticipates service revenue will decline in 2000 as it reduces its investments in or eliminates these service offerings, these changes are expected to improve profitability as these business activities have generated lower gross margins.

With respect to its managed storage service business, the Company anticipates that it will seek some type of alliance, joint-venture or other structure through which it can gain access to capital in return for, among other possibilities, equity participation or a contract to supply certain hardware and software used in this business. There can be no assurances that the Company will be successful in its initiative to enter into some type of alliance, joint-venture or other structure through which it can gain access to the capital necessary to provide, directly or indirectly, managed storage services.

STORAGE MANAGEMENT SOFTWARE
------------------------------------

The Company's storage management software segment sells and licenses software tools and applications for improving storage product performance and simplifying information storage management. Storage management is a fundamental layer of the VISTA model and the Company believes that its storage management software will be important to its competitiveness in the SAN market. The Company's approach is based on delivering open, intelligent and integrated storage solutions, which will require a comprehensive storage management strategy. The Company intends to continue to develop software tools and will work with other software vendors to enable it to deliver a total solution. In 1999, storage management software accounted for approximately 8% of total revenue.

The Company offers the Virtual Storage Manager (VSM), a software-driven data storage management solution designed to improve performance, cartridge utilization and overall storage management using StorageTek's storage products. VSM is engineered to support the demands created by data center consolidation, electronic commerce, data warehousing and enterprise resource planning. VSM first became available in December 1998.

The Company also offers SnapShot, software designed to provide virtual duplication and significantly reduce central processing unit (CPU) and channel utilization costs associated with data movement. The Company's SnapShot software is designed solely to operate with its SVA product family. SnapShot software currently operates with the 9393 SVA and on February 15, 2000, the Company announced the availability of SnapShot for its 9500 SVA. The Company anticipates that the SnapShot software will be compatible with any SVA that the Company develops in the future. The SnapShot product was first released in 1996. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FACTORS THAT MIGHT AFFECT FUTURE RESULTS -- New Products, Services and Software; Emerging Markets," for a discussion of certain risks associated with the development and introduction of new software that may affect future results.

BACKLOG
------------

As of December 31, 1999, the storage product order backlog was approximately $48 million, compared to year-end amounts of approximately $42 million in 1998, and $27 million in 1997. In addition to the backlog amount, the Company had approximately $61 million of storage product inventory held by customers on evaluation as of December 31, 1999, compared to $64 million as of December 25, 1998, and $51 million on December 26, 1997. The order backlog for storage management software products on December 31, 1999, was approximately $8.5 million, and at year-end 1998 and 1997 was $4.5 million and $0.2 million, respectively. In addition to the backlog amount, the Company had approximately $10.5 million of storage software inventory held by customers on evaluation as of December 31, 1999.

Backlog amounts are calculated on an "if sold" basis and include orders from end-users, OEMs, VADs, VARs and distributors for products that StorageTek expects to deliver during the following 12 months. Product units held by customers on evaluation or covered by letters of intent are not included in backlog amounts. Unfilled orders and orders with respect to inventory held by customers on evaluation may be canceled by the customer. Accordingly, backlog levels and inventory held by customers on evaluation are not reliable indicators of future results. There can be no assurance that orders in backlog and inventory held by customers on evaluation will ultimately be recognized as revenue. See Note 1 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" of this Form 10-K for a discussion of the Company's revenue recognition accounting policy.

MARKETING AND DISTRIBUTION
---------------------------------------

StorageTek markets its products and services globally, through a combination of a direct sales organization and indirect sales channels. The Company maintains a presence, directly or indirectly, in most major cities in the world. The Company operates sales and service offices throughout the United States and Europe, as well as Australia, Brazil, Canada, China, Hong Kong, Japan, Korea, Malaysia, Mexico, Singapore and New Zealand, and sells its products and services through independent distributors, sometimes in tandem with direct sales and service operations, located in Africa, Asia, Europe, South America and New Zealand.

The Company's direct sales organization includes sales representatives, service engineers, system engineers, system integrators, and administrative support staff. The Company's direct sales outside the United States are generally made by foreign sales subsidiaries. The Company's indirect channels include OEMs, VARs, master resellers who supply product and services to VARs, VADs, system integrators that integrate StorageTek products with other hardware and software and independently provide marketing and maintenance services to customers, and independent distributors. Indirect channel sales account for a significant portion of the Company's product sales revenue. In 1998 and 1999, the Company's indirect distribution channel accounted for approximately 49% and 43%, respectively, of the Company's total product and software revenue. Excluding the Company's OEM relationship with IBM for both years; however, revenue from indirect distribution channels increased from 22% in 1998 to 30% in 1999 of the Company's total product and software revenue. As previously discussed under "Principal Products -- Disk Products," the Company does not anticipate any significant sales revenue from IBM in 2000. Some of the OEM alliances currently in place for the sale of the Company's products include Bull Alliance Compagnie, Dell Computer Corporation, Hewlett-Packard Company, NEC Corporation, NCR Corporation, Siemens Nixdorf, SGI, Sun Microsystems, Inc. and Unisys Corporation. The Company's accounting policies with respect to revenue recognition for indirect distribution channels differs from that used for direct sales. See Note 1 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" of this Form 10-K for a discussion of the Company's revenue recognition policies.

In connection with its current restructuring activities, the Company is implementing changes to its sales model for the United States and Canada that the Company expects will improve market penetration, increase sales productivity, reduce marketing expense, and expand the use of the indirect sales channel. This new sales model is intended to provide better coverage for new and existing end-user customers as well as enhancing reseller, distributor and OEM partnerships. The Company has recently established new field sales geographies to better serve Fortune 500 customers with enterprise-level product and service requirements. A newly formed Growth Markets sales unit is intended to address the needs of small and medium-sized customers, with particular emphasis on internet and e-commerce businesses.

There can be no assurance that the Company will be successful in its efforts to implement its new sales model within the United States and Canada during the year 2000 or that the new emphasis on indirect sales channels will result in increased sales or profitability over the longer term. Further, the Company may experience disruptions to its sales as it implements this new sales model and compensation structure. See Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FACTORS THAT MIGHT AFFECT FUTURE RESULTS -- Changes in Sales Model for the United States and Canada," for a discussion of certain risks associated with the implementation of the Company's new sales model.

Revenue from outside the United States accounted for approximately 41% of total revenue in 1999, 37% in 1998, and 34% in 1997, which includes sales to end-users, resellers and distributors. In each of these three fiscal periods, over two-thirds of the Company's revenue originating outside the United States was derived from Europe, with the majority of the balance coming from Japan, Australia and Canada. The Company is subject to various risks associated with conducting business outside the U.S. See Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS -- International Operations and Market Risk Management/Foreign Currency Exchange Risk," for a discussion of risks associated with operations in foreign countries.

MANUFACTURING AND MATERIALS
-------------------------------------------

The Company's primary manufacturing and assembly facilities are located in Puerto Rico and Colorado. The Company also performs limited manufacturing in Toulouse, France. All of the Company's manufacturing facilities are currently in compliance with the ISO 9001 or 9002 international quality standards.

StorageTek manufactures certain key components for its products. In addition, a substantial portion of the Company's production costs is related to the purchase of subassemblies, parts and components for its products from vendors located within and outside the United States. The balance of the Company's production costs relates to in-house manufacturing, assembly and testing. In particular, the Company performs certain critical steps in the manufacture of its read/write heads for the 9840 tape drive product. The successful manufacture of these read/write heads gives the Company a competitive edge in that the Company has developed key proprietary design and manufacturing technologies. The sophisticated nature of the exacting manufacturing process steps requires tight physical, electrical and chemical tolerances. The Company relies upon its skilled personnel and makes significant capital investments in order to successfully manufacture these read/write heads. Even within a cleanroom environment, minor equipment malfunctions in any one of the many manufacturing process steps due to factors such as extraneous chemical contaminants, ambient particulates, power surges, optical misalignments, timing or temperature variations could halt production for an indeterminate period of time.

Certain of the parts and components included in the Company's products are obtained from a single source or a limited group of suppliers. In particular, IBM, Imation, Sumitomo and Herald Datanetics have been identified as single source suppliers of the Company. Dependence upon single or limited source vendors involves a number of risks, including the possibility of a shortage of key components, longer lead times, and reduced control over production and delivery schedules.

The Company has long-term supply contracts with certain vendors and suppliers; the remaining parts and components are obtained by delivering purchase orders to vendors specifying the required components. These vendors are not obligated to supply products for an extended period at specific quantities and prices. See
Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FACTORS THAT MAY AFFECT FUTURE RESULTS -- Sole Source Suppliers," of this Form 10-K for a discussion of factors that may affect the Company's ability to obtain materials from sole source suppliers, which information is incorporated by reference into this Part I, Item 1.

COMPETITION
-----------------

The markets for the Company's products, services and software are intensely competitive and are subject to continuous, rapid technological change, frequent product performance improvements, short product life cycles and aggressive pricing. The Company competes in a number of markets that include a broad spectrum of customers primarily on the basis of technology, product availability, performance, quality, applications and industry solutions, reliability, price, distribution and customer service. The Company believes that its ability to compete depends on a number of factors, both within and outside of its control. These factors include the price and cost of the Company's and its competitors' product offerings, the timing and success of new products and applications, product introductions by the Company's competitors, and general economic and business conditions within and outside the United States. Strong competition has resulted in price reductions in the past and the Company expects this trend to continue.

The Company expects that the markets for its products, services and software, and its competitors within such markets, will continue to change in response to shifting customer storage requirements and technological advances. The Company's competitors include, among others, Compaq Computer Corporation, EMC Corporation, Hewlett-Packard Company, Hitachi Ltd., IBM, Quantum Corporation, and Sun Microsystems, Inc. A number of the Company's competitors have significantly greater financial resources than the Company.

The Company is focusing significant resources on product offerings for the client-server market. Competition in the client-server market is aggressive and is based primarily upon performance, quality, system scalability, price, service and name recognition. The client-server market includes a wide range of customers including customers outside of the Company's traditional customer base. Many of the Company's potential customers in the client-server market purchase their storage requirements as part of a bundled product, which may provide a competitive advantage to the Company's rivals. The Company expects to address these competitive factors through its SAN strategy, as well as through the delivery of storage solutions which provide customers with superior function, performance and quality. The Company anticipates that the competition in the SAN market will intensify in the future as its competitors aggressively seek to position themselves to take advantage of the shift in customer demands. The SAN market is characterized by various alliances formed to promote industry standards and deliver tested, interoperable SAN technology. The Company is a member of several associations, which also include the Company's competitors. In addition, a number of the Company's competitors in the product, services and software markets have formed alliances with the stated objective of developing interoperable SAN solutions. For example, 3Com Corporation, Legato Systems, Inc. and MTI Technology Corporation have formed an alliance to deliver tested SAN solutions. In the storage management software market, the Company competes with vendors with which it has established relationships, including Legato Systems, Inc. and VERITAS Software Corporation.

NEW PRODUCT DEVELOPMENT
--------------------------------------

StorageTek invests substantial resources to develop new products, software and enhancements. In 1999, 1998 and 1997, the Company incurred research and development costs for product and software development activities of approximately $278 million, $235 million and $210 million, respectively. In order to expand the Company's access to new technologies and reduce the amount of time necessary to bring new products to market, the Company in the past has acquired other companies and has entered into joint development and other similar relationships. In 1999 and 1998, the Company received approximately $10 million and $50 million, respectively, of research and product development funding from third parties.

As of December 31, 1999, approximately 1,200 employees were engaged on a full-time basis in engineering and product development activities, primarily at several facilities located in the United States and at facilities located in France and Australia. For further discussion of risk factors concerning product development, see Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FACTORS THAT MAY AFFECT FUTURE RESULTS -- New Products, Services and Software; Emerging Markets," of this Form 10-K, which information is incorporated by reference into the Part I, Item 1.

PATENTS AND LICENSES
------------------------------

StorageTek's ability to compete is affected by its ability to protect its proprietary information. StorageTek protects its proprietary rights through a combination of patents, trademarks, copyrights, confidentiality procedures, trade secret laws and licensing arrangements. The Company's policy is to apply for patents, or other appropriate proprietary or statutory protection, in both the United States and selected foreign countries to establish its proprietary rights in new or improved technology. StorageTek currently holds approximately 450 United States patents, as well as foreign counterparts to many of these patents in selected countries, covering various aspects of its products. These patents will expire from 2000 through 2015. The Company also has pending in the United States numerous patent applications, including several that have been allowed and are expected to be formally issued, as well as pending foreign counterparts to many of these applications. In addition, StorageTek has licenses to use patents held by others. Taken as a whole, these assets are material to the Company's business. However, no individual patent, license or other item of proprietary information is singularly material to the Company's business.

The Company has ongoing legal proceedings relating to certain of its patents. For a discussion of certain legal proceedings relating to the Company's patents, see Part I, Item 3, "Legal Proceedings" of this Form 10-K, which information is incorporated by reference into this Part I, Item 1.

ENVIRONMENT
------------------

Compliance with the provisions of federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material adverse effect on the financial results and operations of the Company. The Company did not have any material expenditures for environmental control facilities in 1999. The Company does not currently have pending and has not budgeted any material estimated expenditures for environmental control facilities during 2000. However, potential liability under environmental legislation is ongoing, regardless of whether or not the Company has complied with existing governmental guidelines. The Company has received notice from the State of Florida and the United States Environmental Protection Agency regarding a potential matter involving ground water contamination and remediation activities at a property located in Palm Bay/Melbourne, Florida, a site that the Company sold in January, 2000. The Company is currently not able to predict the outcome or potential expenditures associated with this matter but does not expect that it will have a material adverse effect on the financial results and operations of the Company.

Governmental regulation in the United States of the environment and related compliance costs have increased in recent years. The Company cannot predict the nature or scope of future environmental laws or regulations, how they will be administered, or whether compliance will require substantial expenditures. Based upon currently available information, the Company expects future compliance with existing environmental regulations will have no material effect on the financial results and operations of the Company.

RISKS ASSOCIATED WITH THE YEAR 2000
---------------------------------------------------

The Company is not currently aware of any significant problems among its customers as a result of the failure of the Company's products to differentiate between years in the 1900s and years in the 2000s. In addition, the Company did not experience any serious problems among the various computer systems used by the Company and, to the best of the Company's knowledge, none of its significant suppliers experienced any serious problems among the various computer systems used by such suppliers.

EMPLOYEES
---------------

The Company employed approximately 8,700 persons on a full-time basis worldwide as of December 31, 1999, including approximately 240 persons who had received notice of their future termination in connection with the Company's restructuring activities, but were still employees of the Company as of the end of the year. The Company currently anticipates there will be a reduction of an additional 500 to 600 positions during 2000 through a combination of terminations and attrition. See Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Restructuring" and "FACTORS THAT MAY AFFECT FUTURE RESULTS -- Significant Personnel Changes."

RESTRUCTURING
---------------------

The Company is currently engaged in a broad restructuring program intended to return the Company to profitability. Key elements of the restructuring include:
(i) an anticipated reduction of approximately 1,200 to 1,400 positions, with approximately 550 positions eliminated during fiscal year 1999 and the majority of the remaining reductions projected to be completed by the end of the second quarter of 2000; (ii) a reduction in investment in certain businesses, including consulting and integration services and managed storage services; (iii) a recommitment to the Company's core strengths of tape automation, virtual storage and storage area networks (including related maintenance and professional services); (iv) modifications to the sales model for the United States and Canada intended to improve productivity and increase account coverage and growth; and (v) other organizational and operational changes intended to improve efficiency and competitiveness. Additional information concerning the Company's restructuring is found in Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Restructuring," and in Part IV, Note 9 of "NOTES TO

CONSOLIDATED FINANCIAL STATEMENTS," of this Form 10-K, which information is incorporated by reference into this Part I, Item 1.

OTHER MATTERS
---------------------

The Company's results historically have experienced seasonality, with increased revenue in the Company's fourth quarter compared to other quarters as customers tend to make purchase decisions near the end of the calendar year. There can be no assurance that this historical trend will continue in 2000 and that revenue during the fourth quarter will be higher than any other quarter.

No single customer accounted for 10% or more if the Company's total revenue in 1999. No material portion of the Company's business is subject to contract termination at the election of the United States government.

Reference is made to the following "NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS" set forth in Part IV, Item 14, of this Form 10-K for certain additional information, which information is incorporated by reference herein:

Note 5 Description of the Company's credit facilities, debt and lease obligations.

Note 13 Description of the Company's financial instruments and off-balance-sheet risks.

Note 14 Information on the operations of business segments and geographic areas. See also Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
            OPERATIONS -- International Operations and Market Risk Management/Foreign Currency Exchange Risk," for further discussion of the risks associated with the Company's foreign operations.

Reference is also made to Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," of this Form 10-K, for information regarding liquidity, working capital and risk factors that may affect future results.

SUBSEQUENT EVENTS -- MANAGEMENT CHANGES
----------------------------------------------------------------

On February 3, 2000, the Company announced that David E. Weiss, its Chairman of the Board, President and Chief Executive Officer has recommended to the Company's Board of Directors that he resign from all such positions. At the request of the Company's Board of Directors, Mr. Weiss will continue in all such offices until a successor has been selected and any transition is completed. The Board has appointed a search committee and has engaged an executive search firm to assist the committee in identifying a successor. The Board elected Richard C. Steadman, a current independent director of the Company, as Lead Independent Director. The Company is unable to predict when a successor for Mr. Weiss will be elected. The Company also announced on February 3, 2000, that Victor Perez, the Company's Chief Operating Officer, would leave the Company at the end of the first quarter of 2000. See Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FACTORS THAT MAY AFFECT FUTURE RESULTS -- Significant Personnel Changes," for a discussion of risks associated with recent personnel changes.

ITEM 2.  PROPERTIES

StorageTek conducts its operations worldwide and occupies both leased and owned facilities. At the present time, such facilities are adequate for the Company's purposes.

Colorado. StorageTek occupies facilities in nine separate buildings in Boulder County, Colorado, comprising approximately 1.8 million square feet. These facilities include StorageTek's executive offices, as well as manufacturing, research and development, and spare parts storage facilities. A majority of the Company's owned facilities in Boulder County are fully utilized. The Company anticipates that certain manufacturing functions will be shifted to its Puerto Rico facilities. Thereafter, utilization of the Company's owned facilities in Boulder County are expected to be reduced. The Company also leases approximately 400,000 square feet of office and storage space in Colorado.

Other United States Properties. The Company owns 195,000 square feet of research and development, and administrative facilities in the Minneapolis, Minnesota area, which is approximately 80% utilized. The Company occupies manufacturing facilities in Puerto Rico, of which approximately 83,000 square feet are owned and 73,500 square feet are leased. The facilities in Puerto Rico are fully utilized. The Company also leases office and customer service facilities throughout the United States at approximately 130 locations comprising approximately 730,000 square feet.

International Properties. StorageTek leases approximately 200,000 square feet of engineering, consulting integration and marketing facilities in Toulouse, France, which are approximately 87% utilized. In addition, StorageTek leases facilities at locations throughout the world, primarily for sales and customer service activities, spare parts storage, and limited research and product development activities. The Company leases offices in 20 locations in Canada comprising approximately 100,000 square feet, leases four offices in Latin America comprising approximately 20,000 square feet, leases approximately 60 offices in Europe comprising approximately 400,000 square feet, and 16 offices in the Asia/Pacific region comprising approximately 90,000 square feet. Many of the Company's leases throughout the world contain renewal rights, cancellation rights and rights of first refusal on contiguous expansion space.

ITEM 3.  LEGAL PROCEEDINGS

Litigation expense recognized during 1999 consists of the following (in thousands of dollars):

Odetics, Inc. settlement                                       $ 97,794
ADEA/ERISA settlement                                             5,000
Other settlements                                                   788
                                                               --------
                                                               $103,582
                                                               --------
                                                               --------

On October 8, 1999, the Company and Odetics, Inc. (Odetics) entered into a settlement agreement regarding two patent infringement suits originally filed against the Company by Odetics on June 29, 1995, and December 8, 1995, alleging infringement of various claims in U.S. Patent No. 4,779,151 (the "151 Patent"). The Company agreed to pay $100.0 million to Odetics for a fully paid up license to the 151 Patent; $80.0 million of which was paid at the time of the settlement and the remainder to be paid in equal annual installments of $10.0 million in September 2000 and September 2001. The Company recognized a pre-tax expense of $97.8 million to reflect the present value of the final settlement payments.

On December 15, 1999, at a preliminary fairness hearing, the Company and plaintiffs, representing certain former employees of the Company, presented the United States District Court for the District of Colorado (the Court) with a proposed settlement agreement, which would result in the Company paying $5.0 million for the settlement of litigation alleging the Company violated the Age Discrimination in Employment Act of 1967, as amended (ADEA) and the Employee Retirement Income Security Act of 1974 (ERISA), between the period of April 13, 1993, and December 21, 1996. Final approval of this proposed settlement agreement was received from the Court on March 8, 2000. The settlement agreement states that it shall not be construed as an admission by the Company that it violated any law. The Company funded the settlement with a $5.0 million payment into an escrow account in December 1999. A pre-tax expense of $5.0 million was recognized in connection with the proposed settlement during 1999.

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2.4 billion. On December 28, 1995, the court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals. In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. On July 15, 1999, the District Court dismissed with prejudice all of Stuff's material claims against the Company. On August 30, 1999, Stuff filed a notice of appeal with the Colorado Court of Appeals seeking to overturn the decision of the District Court. The parties are in the process of filing various appellate briefs and the Company anticipates that the final briefs will be filed in April 2000. No oral argument date has been set. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

In August 1999, the Company filed suit in the United States District Court, Western District against Cisco Systems, Inc. (Cisco) in Case No. 99C 782 S, alleging that Cisco infringed upon a certain patent of the Company used in its products. The Company filed an amended complaint on December 30, 1999, in which the Company alleged that Cisco had infringed upon a second patent of the Company used in its products. Cisco filed an answer denying the Company's claims and asserting that a microchip used in one of the Company's network security product infringed upon one of Cisco's patents. Cisco is seeking unspecified compensatory damages which it asserts should be trebled, along with injunctive relief. The Company purchases the alleged infringing microchip from a subsidiary of Intel Corporation. The Company intends to add as third party defendants the subsidiary of Intel, along with the microchip distributor and the manufacturer of the circuit boards that utilize the microchip. The Company believes that it has valid claims against Cisco and valid defenses against Cisco's counterclaim.

The Company is also involved in various other less significant legal actions. While the Company currently believes that the amount of any ultimate potential loss would not be material to the Company's financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company's financial position or reported results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company's inability to ship products or components found to have violated third-party patent rights.

Information concerning certain of these legal proceedings is also contained in
Note 7 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," included in Part IV,
Item 14, of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during its fourth quarter of the fiscal year ended December 31, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons were serving as executive officers of the Company as of December 31, 1999.

NAME                                                   POSITION WITH COMPANY                        AGE
-------------------------------------------------------------------------------------------------------
Gary Anderson                       Corporate Vice President, World Wide Operations Technology       52

Roger D. Archibald                  Vice President and General Manager, Enterprise Business
                                      Group                                                          47
Thomas G. Arnold                    Vice President and Corporate Controller                          38

Susan W. Bailey                     Corporate Vice President, U.S./Canada Sales and Service and
                                      Global Channels                                                39
Jeffrey M. Dumas                    Corporate Vice President, General Counsel and Secretary          54

Gary D. Francis                     Vice President, Corporate Strategy                               52

Robert S. Kocol                     Corporate Vice President and Chief Financial Officer             43

Karen Niparko                       Corporate Vice President and Chief Administrative Officer        44

Jean Reiczyk                        Corporate Vice President and General Manager, Solutions
                                      Business Group                                                 50
David E. Weiss                      Chairman of the Board, President and Chief Executive Officer     55

Mr. Anderson was appointed Corporate Vice President, World Wide Operations Technology, in January 2000. From July 1996 to January 2000 he served as Corporate Vice President World Wide Sourcing/Logistics/Systems. Mr. Anderson served as Corporate Vice President, Sourcing and Logistics from November 1995 to July 1996. Mr. Anderson has been employed by StorageTek in various other capacities since 1981.

Mr. Archibald was appointed Vice President and General Manager, Enterprise Business Group in February 2000. From July 1998 until this appointment, he served as Vice President and General Manager, Enterprise Disk Business Group. Prior to joining StorageTek, Mr. Archibald served in various management positions at Hewlett-Packard Company, a computer and imaging products company. Most recently, from 1993 to 1998, Mr. Archibald served as Information Storage Group, Worldwide Marketing Manager at Hewlett-Packard.

Mr. Arnold was appointed Vice President and Corporate Controller in April 1997. From November 1995 to April 1997, he served as Director of Worldwide Consolidation and Reporting. Mr. Arnold served as Manager of External Reporting from April 1991 to November 1994. Mr. Arnold has been employed by StorageTek in various other capacities since 1989.

Ms. Bailey joined StorageTek in August 1999 as Corporate Vice President, U.S./Canada Sales and Service and Global Channels. From 1997 until August 1999, she was President of EnPoint Technologies, a value-added reseller/systems integrator. From 1996 until 1997, Ms. Bailey served as Senior Vice President, Sales, Marketing and Services of Intelligent Electronics, a distributor of computer hardware, software, peripherals and services. From 1982 until 1986, Ms. Bailey worked at IBM in a number of sales, marketing and management positions.

Mr. Dumas was appointed Corporate Vice President, General Counsel and Secretary in September 1999. He joined the Company in August 1998 as Corporate Vice President and General Counsel. From April 1995 to August 1998, Mr. Dumas served as Vice President and General Counsel of Symbios, Inc. He served as Group Counsel-Work Stations Division at Silicon Graphics, Inc., a computer products company, from 1992 to 1994.

Mr. Francis was appointed Vice President, Corporate Strategy in February 2000. From February 1997 until February 2000, he was Vice President and General Manger, Enterprise Nearline Business Group. From September 1993 to February 1997, Mr. Francis served as Vice President of the Nearline Business. Mr. Francis has been employed by StorageTek since 1976 in various other capacities.

Mr. Kocol was appointed Corporate Vice President and Chief Financial Officer in December 1998. Prior to this appointment, from 1996 to 1998, he served as Vice President of Financial Planning and Operations. In 1991, Mr. Kocol joined the Company's financial group as Director of Financial Operations and was subsequently promoted to Director of Worldwide Field Operations Finance and Administration. Mr. Kocol has been employed by StorageTek in various other capacities since 1980.

Karen Niparko was appointed Corporate Vice President and Chief Administrative Officer in July 1999. From April, 1997 to January, 1999, she was Vice President, Human Resources Development, Worldwide Field Operations. Since August, 1999, Ms. Niparko has also served as President of the StorageTek Foundation, a non-profit organization created to award the Company's charitable contributions to community organizations. Prior to joining StorageTek, Ms. Niparko was Vice President, Operations at Auto-Trol Technology Corporation, a high-end graphics software and information management company located in Denver, from 1993 until 1997.

Mr. Reiczyk was elected Corporate Vice President and General Manager, Solutions Business Group in February 1999 and served as the Company's Vice President and General Manager, Solutions Business Group from September 1997 to January 1999. Prior to joining StorageTek, Mr. Reiczyk served as Senior Vice President and Corporate Quality Officer at Global One, from March 1997 to September 1997. From 1994 to February 1997, he served as Vice President, Value Added Services, at AT&T Europe, a unit of AT&T, a telecommunications company.

Mr. Weiss has served as Chairman of the Board, President and Chief Executive Officer since May 1996. He served as Chief Operating Officer of the Company from March 1995 to May 1996; Executive Vice President of Systems Development from January 1993 to March 1995; Senior Vice President of Marketing and Program Management Process from June 1992 to January 1993; and Corporate Vice President of Market Planning from August 1991 to June 1992. Mr. Weiss joined StorageTek in February 1991 as Staff Vice President. In February 2000, StorageTek announced that Mr. Weiss would relinquish his positions as Chairman, Director and Chief Executive Officer, but would remain in office until his successor has been elected.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Storage Technology Corporation is traded on the New York Stock Exchange under the symbol STK. The table below reflects the high and low closing sales prices of the common stock on the New York Stock Exchange composite tape as reported by The Wall Street Journal during each fiscal quarter of 1999 and 1998. The amounts shown reflect adjustments for the 2-for-1 stock split effected in the form of a 100% stock dividend that was completed on June 26, 1998. On December 31, 1999, there were 11,332 record holders of common stock of StorageTek.

1999                                       High                            Low
--------------------------------------------------------------------------------
First Quarter                             $40.000                        $25.750
Second Quarter                             29.188                         17.250
Third Quarter                              26.000                         18.875
Fourth Quarter                             21.000                         14.625

1998                                       High                            Low
--------------------------------------------------------------------------------
First Quarter                             $37.750                        $28.657
Second Quarter                             43.938                         37.719
Third Quarter                              50.188                         21.750
Fourth Quarter                             39.625                         21.625

Dividends
---------

StorageTek has never paid cash dividends on its common stock. The Company currently plans to continue to retain future earnings for use in its business. The Company's credit facilities contain provisions restricting the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following data, insofar as it relates to the three fiscal years 1997 through 1999 (except for the 1997 Balance Sheet Data) has been derived from the consolidated financial statements appearing elsewhere herein, including the Consolidated Balance Sheet as of December 31, 1999, and December 25, 1998, and the related Consolidated Statement of Operations for each of the three years in the period ended December 31, 1999, and notes thereto. The data, insofar as it relates to the Balance Sheet Data as of December 26, 1997, December 27, 1996, and December 29, 1995, and the Statement of Operations Data for the fiscal years 1996 and 1995, has been derived from the historical financial statements of the Company for such periods.

The following table data (in thousands of dollars, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

                                                            YEAR ENDED DECEMBER
                                       --------------------------------------------------------------
                                          1999         1998         1997         1996         1995
                                       --------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Revenue                                $2,368,231   $2,258,222   $2,144,656   $2,039,550   $1,929,485
Cost of revenue                         1,425,247    1,217,812    1,171,530    1,192,777    1,217,622
                                       ----------   ----------   ----------   ----------   ----------
  Gross profit                            942,984    1,040,410      973,126      846,773      711,863
Research and product development
  costs                                   277,770      234,677      209,526      176,422      187,275
Selling, general, administrative and
  other income and expense, net           615,616      492,928      472,839      444,870      445,889
Litigation, restructuring and other
  charges                                 146,834(b)                                          212,207(c)
                                       ----------   ----------   ----------   ----------   ----------
  Operating profit (loss)                 (97,236)     312,805      290,761      225,481     (133,508)
Interest income (expense), net            (19,214)       6,943       25,356        1,211        8,978
                                       ----------   ----------   ----------   ----------   ----------
  Income (loss) before income taxes
    and extraordinary item               (116,450)     319,748      316,117      226,692     (124,530)
Benefit (provision) for income taxes       41,900     (121,500)     (84,300)     (55,900)     (17,800)
                                       ----------   ----------   ----------   ----------   ----------
  Income (loss) before extraordinary
    item                                  (74,550)     198,248      231,817      170,792     (142,330)
Extraordinary gain, net of taxes                                                   9,535
                                       ----------   ----------   ----------   ----------   ----------
  Net income (loss)                    $  (74,550)  $  198,248   $  231,817   $  180,327   $ (142,330)
                                       ----------   ----------   ----------   ----------   ----------
                                       ----------   ----------   ----------   ----------   ----------
Basic earnings (loss) per common
  share: (a)
  Income (loss) before extraordinary
    item                               $    (0.75)  $     1.91   $     1.93   $     1.52   $    (1.46)
  Net income (loss)                         (0.75)        1.91         1.93         1.61        (1.46)
Diluted earnings (loss) per common
  share: (a)
  Income (loss) before extraordinary
    item                               $    (0.75)  $     1.86   $     1.89   $     1.43   $    (1.46)
  Net income (loss)                         (0.75)        1.86         1.89         1.50        (1.46)
BALANCE SHEET DATA
Working capital                        $  440,763   $  538,331   $  661,206   $  724,171   $  425,351
Total assets                            1,735,475    1,842,944    1,740,017    1,884,276    1,888,629
Total debt                                329,048      295,655       22,391      155,257      449,222
Stockholders' equity                      919,199      999,576    1,112,503    1,180,983      962,833

---------------

(a) Earnings per share data has been restated to reflect the effect of the 2-for-1 stock split in the form of a stock dividend on June 26, 1998.

(b) In 1999, the Company recognized litigation expense of $103,582,000 and restructuring expense of $43,252,000.

(c) In 1995, the Company recognized restructuring expense of $167,175,000, litigation settlement expense of $30,680,000, and merger and consolidation expense of $14,352,000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL ASSUMPTIONS, ANTICIPATIONS, EXPECTATIONS AND FORECASTS CONTAINED IN THE FOLLOWING DISCUSSION REGARDING THE COMPANY'S FUTURE PRODUCT AND BUSINESS PLANS, FINANCIAL RESULTS, PERFORMANCE AND EVENTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES REFORM ACT OF 1995. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY BECAUSE OF A NUMBER OF RISKS AND UNCERTAINTIES. SOME OF THESE RISKS ARE DETAILED BELOW IN "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS FORM 10-K. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN REPRESENT A GOOD-FAITH ASSESSMENT OF THE COMPANY'S FUTURE PERFORMANCE FOR WHICH MANAGEMENT BELIEVES THERE IS A REASONABLE BASIS. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE INFORMATION ON FORECASTS CONTAINED HEREIN, EXCEPT AS MAY BE OTHERWISE REQUIRED BY LAW.

HISTORICAL STATEMENTS MADE HEREIN ARE ACCURATE ONLY AS OF THE DATE OF FILING THIS FORM 10-K WITH THE SECURITIES AND EXCHANGE COMMISSION AND MAY BE RELIED UPON ONLY AS OF THAT DATE.

GENERAL
-----------

The Company reported a net loss for the year ended December 31, 1999, of $74.6 million on revenue of $2.37 billion, compared to net income for the year ended December 25, 1998, of $198.2 million on revenue of $2.26 billion and net income for the year ended December 26, 1997, of $231.8 million on revenue of $2.14 billion. The Company's reported results for 1999 include one-time pre-tax litigation expenses of $103.6 million, restructuring expenses of $43.3 million, and other related restructuring expenses of $12.5 million. Excluding these one-time expenses, net of tax, the Company reported net income of $27.4 million during 1999.

Revenue increased 5% in 1999, compared to 1998, due to increases in revenue from storage services and storage management software. Revenue from storage products decreased in 1999, compared to 1998. Gross profit margins decreased to 40% in 1999 compared to 46% in 1998, due to decreased profit margins in all of the Company's business segments.

Revenue increased 5% in 1998, compared to 1997, primarily due to increases in revenue from storage services and storage management software. Gross profit margins increased to 46% in 1998, compared to 45% in 1997, primarily due to increased sales of higher-margin storage management software. The increased margins from storage management software were partially offset by decreased margins from storage services.

Many of the Company's customers undertake detailed procedures relating to the evaluation, testing, implementation and acceptance of the Company's products, software and services. This evaluation process results in a variable sales cycle, and makes it difficult to predict if or when revenue will be earned. Further, gross margins may be adversely impacted in an effort to complete the sales cycle. Revenue and operating profits during 1999 fell significantly short of the Company's expectations due principally to shortfalls in revenue and gross margins in North America and Europe. While revenue in North America and Europe increased in 1999 compared to 1998, gross margins declined in terms of both gross margin dollars and as a percentage of revenue. The Company believes a portion of this shortfall was due to some customers delaying purchasing decisions in anticipation of possible issues associated with the year 2000, particularly with respect to tape products and Virtual Storage Manager(TM)(VSM) targeted for the mainframe market. Delays in the introduction and market acceptance of these new products also impacted the Company's financial results during the first half of 1999.

The Company's financial results may continue to be adversely impacted by its variable sales cycle, particularly in the first half of 2000, as it implements changes to the sales model in the United States and Canada. Future financial results are also dependent upon the Company's ability to manage its costs and operating expenses in line with revenue; the timely development, manufacture and introduction of new products, software and services; successfully managing the development of new direct and indirect sales channels; the implementation of its storage area network (SAN) strategy; and the execution of its ongoing restructuring activities. For the discussion of these and other risk factors, see "Factors That May Affect Future Results," below.

In April 1999, the Company announced plans to restructure its business. In October 1999, the Company announced additional restructuring plans. These restructuring activities are intended to return the Company to profitability. As the Company's restructuring activities are on-going, the amount and timing of restructuring expenses which will be incurred during 2000 cannot be clearly determined at this time, however, these restructuring expenses are expected to materially affect the Company's reported financial results during 2000. The Company's sales revenue in the first half of 2000 may be adversely effected by disruptions to its sales organizations and customers associated with its restructuring activities. The Company estimates annual savings of approximately $40 million were realized in connection with the April 1999 restructuring. The Company expects the activities associated with the October 1999 restructuring to be completed by the end of the second quarter of 2000 and the October 1999 restructuring is expected to yield annualized savings of approximately $150 million. There can be no assurance that the restructuring activities described above will be successful or sufficient to allow the Company to realize the expected annualized savings or return the Company to profitability. See "Restructuring," below for further discussion of the restructuring activities.

On October 15, 1999, the Company announced that it had engaged an investment banking firm to assist the Company in its on-going analysis, evaluation and consideration of various strategic alternatives. These strategic alternatives could have included financial restructurings, acquisitions, divestitures, spin-offs, joint ventures, and business combinations including sales, mergers, or partnerships. On February 3, 2000, the Company announced that the board of directors had concluded that the Company was most likely to maximize shareholder value by continuing to operate as an independent entity and by executing the current restructuring activities.

The Company's cash balance decreased $16.6 million in 1999 due primarily to litigation payments of $85.8 million and restructuring payments of $34.4 million. See Notes 7 and 9 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further discussion of litigation and restructuring, respectively. Excluding the effects of these one-time payments, the Company's operating activities provided cash of $245.6 million in 1999, compared to cash of $88.1 million generated from operations in 1998. The increase in cash generated from operations in 1999, compared to 1998, was primarily the result of progress in the Company's efforts to more effectively manage working capital. See "Liquidity and Capital
Resources -- Working Capital" for additional discussion of operating cash flows. Cash used in investing activities of $102.4 million was primarily due to property, plant and equipment purchases of $100.8 million. Cash used in financing activities of $2.1 million was mainly the result of cash payments of $35.2 million associated with repurchases of common stock largely offset by cash receipts of $25.4 million from employee stock plans.

The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information and revenue by segment.

                                                               Year Ended December
                                                     ---------------------------------------
                                                     1999             1998             1997
                                                     ---------------------------------------
Storage products:
  Tape products                                       44.3%            43.1%            45.0%
  Disk products                                       13.9             20.6             20.6
  Network products                                     3.7              3.6              4.1
                                                     -----            -----            -----
          Total storage products                      61.9             67.3             69.7
Storage services                                      30.3             28.1             27.2
Storage management software                            7.8              4.6              3.1
                                                     -----            -----            -----
          Total revenue                              100.0            100.0            100.0
Cost of revenue                                       60.2             53.9             54.6
                                                     -----            -----            -----
          Gross profit                                39.8             46.1             45.4
Research and product development costs                11.7             10.4              9.8
Selling, general, administrative and other income
  and expense, net                                    26.0             21.8             22.0
Litigation expense                                     4.4
Restructuring expense                                  1.8
                                                     -----            -----            -----
          Operating profit (loss)                     (4.1)            13.9             13.6
Interest income (expense), net                        (0.8)             0.3              1.1
                                                     -----            -----            -----
          Income (loss) before income taxes           (4.9)            14.2             14.7
Benefit (provision) for income taxes                   1.8             (5.4)            (3.9)
                                                     -----            -----            -----
          Net income (loss)                           (3.1)%            8.8%            10.8%
                                                     -----            -----            -----
                                                     -----            -----            -----

REVENUE
-----------

STORAGE PRODUCTS

The Company's storage products revenue includes sales of tape, disk, and network products for the mainframe and client-server marketplaces. Revenue generated from storage products decreased 4% in 1999, compared to 1998, and increased 2% in 1998, compared to 1997.

TAPE PRODUCTS

Tape product revenue increased 8% in 1999, compared to 1998, primarily due to increased sales of the 9840 high-performance tape drive, increased sales of the TimberWolf(TM) family of automated tape products designed for the client-server market, and sale of 9840 tape media. Sales of the Company's client-server tape automation products grew 75% during 1999 with the fourth quarter of 1999 representing the first quarter in which sales of client-server tape products exceeded sales of mainframe tape products. Revenue from TimberLine(R) 9490, a 36-track cartridge subsystem; PowderHorn(R) 9310, an automated cartridge system library; and other earlier generation mainframe tape products declined during 1999, compared to 1998, reflecting both lower selling prices and decreases in the number of units sold. These revenue declines reflect the continued shift in the marketplace from mainframe to client-server tape products. The Company believes that the sales of tape products designed for the mainframe market have also been adversely impacted in 1999 due to customers delaying testing and purchasing decisions in anticipation of the year 2000.

Tape product revenue increased 1% in 1998, compared to 1997. Revenue from TimberWolf and PowderHorn 9310 increased in 1998, compared to 1997, but was offset by decreased revenue from TimberLine 9490 and other earlier generation tape products. The decrease in TimberLine revenue was primarily the result of an increase in pricing pressure and delays during the second half of 1998 in customer purchase decisions associated with the evaluation of the Company's 9840 tape drive. The 9840 tape drive became generally available and provided initial revenue contribution in December 1998.

DISK PRODUCTS

Disk product revenue decreased 29% in 1999, compared to 1998, due to a decrease in OEM sales of disk storage products designed for the mainframe market to International Business Machines Corporation (IBM). The Company does not anticipate any significant sales revenue from IBM in 2000. The decline in sales of disk products to IBM were partially offset by an increase in direct sales of the 9393 Shared Virtual Array (SVA). Revenue from the OPENstorage(TM)Disk products increased in 1999, compared to 1998. Sales of both the 9393 SVA and OPENstorage Disk products did not meet the Company's expectations in 1999 due primarily to issues associated with establishing an effective direct sales channel for these products. In 1999, the Company announced plans to sell Sun Microsystems, Inc.'s open enterprise disk products under a worldwide OEM sales and marketing agreement; however, these new products are currently not available. In February 2000, the Company announced the availability of the 9500 SVA, the next generation of SVA disk products. There can be no assurance that the Company will not continue to experience decreased sales of disk products as a result of continuing issues associated with sales channels or a lack of market acceptance for its disk products.

Disk product revenue increased 5% in 1998, compared to 1997, primarily due to increased revenue from the OPENstorage Disk subsystem. A significant portion of the Company's total revenue in 1998 was derived from sales of disk products to IBM. While unit sales of disk storage products for the mainframe market increased in 1998 compared to 1997, revenue remained unchanged due to price decreases provided for under the terms of an OEM agreement with IBM.

NETWORK PRODUCTS

Network product revenue increased 5% in 1999, compared to 1998, primarily due to increased sales of network products designed for the SAN market. The increase in sales of SAN network products during 1999 was offset by decreased revenue from the earlier generation connectivity products. Network product revenue decreased 5% in 1998, compared to 1997, primarily due to reduced revenue from the earlier generation connectivity products.

The Company's storage products revenue may be adversely impacted by its variable sales cycles and by disruptions to its sales organization and customers associated with restructuring activities currently underway, particularly in the first half of 2000. Future revenue growth in the Company's storage products segment is significantly dependent upon the continued demand for its client-server tape automation products, successfully replacing OEM sales of disk products to IBM with direct sales of disk products, and gaining greater market acceptance of the Company's SAN network products. There can be no assurances that the Company will be successful in these endeavors. See "Factors That May Affect Future Results -- New Products, Markets and Distribution Channels; Emerging Markets," for a discussion of the risks associated with the introduction and manufacture of new products and distribution channels.

STORAGE SERVICES

Storage services includes revenue associated with the maintenance of the Company's and third-party storage products, as well as integration service revenue associated with new applications, storage consulting and managed storage services. Storage services revenue increased 13% in 1999, compared to 1998, due to growth in storage consulting and integration services. Revenue associated with maintenance services decreased in 1999, compared to 1998, but still represented approximately 82% of total storage services revenue in 1999. The decrease in maintenance revenue during 1999 was partially due to the shift in the Company's customer base from the mainframe to the client-server marketplace, as well as the increasing reliance on indirect distribution channels for its products, as some indirect distributors provide service for the products they sell. Storage services revenue increased 9% in 1998, compared to 1997, primarily due to an increase in storage products under maintenance contracts and growth in the multi-vendor support services area.

In connection with the restructuring activities announced in October 1999, the Company anticipates decreased revenue from its storage services segment in 2000 as it reduces its investments in, or eliminates, certain lower-margin storage consulting, integration and managed storage service offerings. There can be no assurance that maintenance revenue will not also continue to decline in 2000 as the customer base continues to shift to the client-server marketplace and the Company places increased emphasis on indirect distribution channels. Maintenance revenue may also be adversely affected in future periods to the extent older products currently under maintenance contracts are replaced by newer products with extended warranties.

STORAGE MANAGEMENT SOFTWARE

Storage management software revenue increased 78% in 1999, compared to 1998, primarily due to increased revenue from VSM. VSM is a data storage software solution designed to improve performance, cartridge utilization, and overall storage management. While revenue from VSM increased during 1999, sales of VSM did not meet the Company's expectations. The Company believes sales of VSM during 1999 were adversely impacted due to customers delaying purchase decisions in anticipation of the year 2000. Revenues from VSM during the first half of 1999 were also adversely impacted by delays in the introduction and market acceptance of VSM. Revenue from SnapShot, which is designed for use with the Company's SVA disk products, decreased in 1999, compared to 1998, due to a decrease in OEM sales to IBM.

Storage management software revenue increased 58% in 1998, compared to 1997, primarily due to increased revenue from SnapShot and VSM. The increase in SnapShot revenue in 1998 compared to 1997 was primarily due to increased OEM sales to IBM.

Future revenue growth from storage management software is dependent upon increasing market acceptance for VSM. Because VSM is a complex system, it is difficult to predict the timing and extent that VSM will gain acceptance. There can be no assurances that the Company will be successful in increasing market acceptance for VSM. A significant portion of the Company's storage management software revenue has been derived from sales of SnapShot to IBM. The Company does not anticipate any sales of SnapShot to IBM in 2000. The Company has recently introduced SnapShot capabilities for its 9500 SVA disk products targeted for the client-server marketplace. Future revenue growth from Snapshot is dependent upon market acceptance of the SnapShot software and the related SVA disk products, and successfully addressing issues associated with direct sales of its SVA products.

GROSS PROFIT
------------------

The following table sets forth the gross profit percentages for each segment calculated as gross profit for the segment divided by revenue for the segment.

                                                               Year Ended December
                                                     ----------------------------------------
                                                     1999            1998            1997
                                                     ----------------------------------------
Total gross profit                                   39.8%           46.1%           45.4%
  Storage products                                   40.5%           45.2%           44.8%
  Storage services                                   30.8%           43.2%           45.5%
  Storage management software                        69.8%           75.9%           57.5%

Gross profit margins decreased to 40% in 1999, compared to 46% in 1998. The gross profit margins decreased in all of the Company's business segments during 1999. Gross margins for the Company's products have been adversely affected by efforts to shorten sales cycles; increased sales of 9840 tape cartridges and third-party products which have lower profit margins; a decline in the selling prices for disk products and earlier generation tape products; and unfavorable manufacturing variances associated with excess manufacturing capacity. Gross margins associated with the services segment have decreased principally as a result of increased revenue contribution from lower-margin consulting, integration, and managed storage service offerings. Storage service margins have also been adversely impacted by increased pricing pressures associated with the maintenance of storage products in the client-server market and increased maintenance costs associated with certain tape products. Gross margins associated with software declined in 1999 as the mix of revenue contribution shifted from higher-margin SnapShot sales to lower-margin VSM sales.

Gross profit margins increased to 46% in 1998, compared to 45% in 1997, primarily due to the increased sales of higher-margin storage management software and improved efficiencies associated with the manufacture of storage products. This increase in gross profit was partially offset by reduced margins associated with storage services. The decrease in storage service margins was due primarily to increased pricing pressures associated with maintenance of storage products in the client-server market and reduced margins associated with the Company's consulting services.

The markets for the Company's products and services are subject to intense price competition. The Company anticipates that price competition for its products and services will continue to have a significant impact on the Company's gross profit margins. The Company's ability to sustain or improve gross margins is significantly dependent upon the timing of discontinuing the storage consulting and integration service offerings, which have generated lower gross margins, the timing of implementing pricing controls and gaining other operational efficiencies in connection with the restructuring activities, and achieving cost improvements associated with the sourcing of production materials. Storage product and storage management software gross margins may be affected in future periods by inventory reserves and writedowns resulting from rapid technological changes or delays in gaining market acceptance for products.

RESEARCH AND PRODUCT DEVELOPMENT
----------------------------------------------------

Research and product development expenses increased 18% in 1999, compared to 1998. The Company received approximately $40 million less research and product development funding from third-parties in 1999, compared to 1998. Excluding the effects of the reduced third-party funding, research and product development expense decreased as a percentage of revenue in 1999 as compared to 1998, due to the elimination of several lower priority research and product development programs in connection with the restructuring activities. See "Restructuring," below, for discussion of the restructuring activities.

Research and product development expenditures increased 12% in 1998, compared to 1997. The increased investment in new development activities during 1998 was partially offset by the receipt of approximately $50 million of research and product development funding from third-parties.

SELLING, GENERAL, ADMINISTRATIVE AND OTHER
--------------------------------------------------------------

Selling, general, administrative and other income and expense (SG&A) increased 25% in 1999, compared to 1998, primarily due to increased selling expenses. The increase in selling expense reflects an increase in commission and bonus rates, the addition of application sales specialists associated with storage services, an increase in the Company's worldwide sales force, and an increase in marketing expenditures. The Company has implemented significant changes to its field organization and the bonus and commission plans for its United States field organization in connection with the restructuring. These changes are intended to improve sales productivity and reduce selling expenses as a percentage of revenue. There can be no assurance that these changes will be effective or that the Company will not encounter disruptions which adversely affect sales during the implementation of these changes.

SG&A increased 4% in 1998, compared to 1997, primarily as a result of spending on internal business and financial information systems, selling expenses associated with the Company's storage product sales, and spending on branding initiatives. The increase was partially offset by reduced accruals for employee bonus and profit-sharing payments in 1998, compared to 1997, as the Company did not attain financial goals in 1998.

Gains and losses associated with foreign currency transactions and translation adjustments, net of associated hedging results, are included in SG&A and aggregated a net gain of $1.3 million for 1999, compared to a net loss of $0.4 million for 1998 and a net gain of $0.5 million in 1997. See "International Operations" and "Market Risk Management/Foreign Currency Exchange Risk" for further discussion of the foreign exchange risks associated with the Company's international operations and the related foreign currency hedging activities.

LITIGATION
--------------

Litigation expense recognized during 1999 consists of the following (in thousands of dollars):

Odetics, Inc. settlement                                       $ 97,794
ADEA/ERISA settlement                                             5,000
Other settlements                                                   788
                                                               --------
                                                               $103,582
                                                               --------
                                                               --------

On October 8, 1999, the Company and Odetics, Inc. (Odetics) entered into a settlement agreement regarding two patent infringement suits originally filed against the Company by Odetics on June 29, 1995, and December 8, 1995, alleging infringement of various claims in U.S. Patent No. 4,779,151 (the "151 Patent"). The Company agreed to pay $100.0 million to Odetics for a fully paid up license to the 151 Patent; $80.0 million of which was paid at the time of the settlement and the remainder to be paid in equal annual installments of $10.0 million in September 2000 and September 2001. The Company recognized a pre-tax expense of $97.8 million to reflect the present value of the final settlement payments.

On December 15, 1999, at a preliminary fairness hearing, the Company and plaintiffs, representing certain former employees of the Company, presented the United States District Court for the District of Colorado (the Court) with a proposed settlement agreement, which would result in the Company paying $5.0 million for the settlement of litigation alleging the Company violated the Age Discrimination in Employment Act of 1967, as amended (ADEA) and the Employee Retirement Income Security Act of 1974 (ERISA), between the period of April 13, 1993, and December 21, 1996. Final approval of this proposed settlement agreement was received from the Court on March 8, 2000. The settlement agreement states that it shall not be construed as an admission by the Company that it violated any law. The Company funded the settlement with a $5.0 million payment into an escrow account in December 1999. A pre-tax expense of $5.0 million was recognized in connection with the proposed settlement during 1999.

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2.4 billion. On December 28, 1995, the court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals. In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. On July 15, 1999, the District Court dismissed with prejudice all of Stuff's material claims against the Company. On August 30, 1999, Stuff filed a notice of appeal with the Colorado Court of Appeals seeking to overturn the decision of the District Court. The parties are in the process of filing various appellate briefs and the Company anticipates that the final briefs will be filed in April 2000. No oral argument date has been set. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

The Company is also involved in various other less significant legal actions. While the Company currently believes that the amount of any ultimate potential loss would not be material to the Company's financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company's financial position or reported results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company's inability to ship products or components found to have violated third-party patent rights.

RESTRUCTURING
-------------

On April 15, 1999, the Company announced plans to restructure certain aspects of its business. The elements of the April restructuring included a voluntary reduction in headcount as well as the elimination of certain lower priority research and product development projects. The headcount reductions were targeted in the areas of research and product development, administration and manufacturing.

On October 28, 1999, the Company's board of directors approved a broad restructuring program intended to return the Company to profitability. Key elements of the restructuring plan include:

- an anticipated reduction of approximately 1,200 to 1,400 positions, with approximately 550 positions eliminated during fiscal year 1999 and the majority of the remaining reductions projected to be completed by the end of the second quarter of 2000;

- a reduction in investment in certain businesses, including consulting and integration services and managed storage services;

- a recommitment to the Company's core strengths of tape automation, virtual storage and storage area networks (including related maintenance and professional services);

- modifications to the sales model for the United States and Canada intended to improve productivity and increase account coverage and growth;

- other organizational and operational changes intended to improve efficiency and competitiveness.

The elements of the October restructuring included an involuntary reduction in headcount, the elimination of a significant number of temporary employee positions, and managing the replacement of terminating employees due to normal attrition. The headcount reductions were targeted in all areas of the Company.

The following table summarizes the reserves in connection with 1999 restructuring activities (in thousands of dollars):

                                            Employee      Asset      Other Exit
                                            Severance   Writedowns     Costs       Total
                                            ----------------------------------------------
Restructuring expense                       $ 32,719     $ 4,941      $ 5,592     $ 43,252
Cash payments                                (28,802)                  (5,592)     (34,394)
Asset writedowns                                          (4,941)                   (4,941)
                                            --------    ---------    ---------    --------
Balances, December 31, 1999                 $  3,917     $     0      $     0     $  3,917
                                            --------    ---------    ---------    --------
                                            --------    ---------    ---------    --------

Employee severance expense of $32.7 million was recognized during 1999 in connection with the April and October restructurings. This expense includes $25.9 of separation charges related to approximately 680 employees who elected voluntary severance in connection with the April restructuring; $6.2 million of separation charges related to the fixed and determinable severance payments owed to approximately 280 employees who were involuntarily terminated in connection with the October restructuring; and $564,000 of employee outplacement costs. The Company also eliminated approximately 270 temporary and contractor positions in connection with the October restructuring for which there was no associated restructuring charge. Substantially all of the $3.9 million of severance charges incurred, but not paid, as of December 31, 1999, relate to severance payments associated with the October restructuring and are expected to be paid within the next three months.

Asset writedowns of $4.9 million, net of adjustments, were recognized during 1999 in connection with the April restructuring. Asset writedowns of $6.7 million were recognized during the second and third quarters of 1999 related to engineering assets that were to be disposed of in connection with discontinued research and development projects. An adjustment of $1.7 million was recognized during the fourth quarter of 1999 as a reduction of restructuring expense to reflect the redeployment of engineering assets to other research and development projects and the salvage value of other engineering assets which was greater than originally estimated.

Other exit costs of $5.6 million were recognized during 1999 principally related to the termination of contractual future purchase obligations associated with discontinuing certain product lines as part of the April restructuring.

The Company currently anticipates it will incur restructuring charges of approximately $25 million to $30 million during the first half of 2000 associated with the elimination of between 500 and 600 positions. The majority of these charges are expected to relate to cash payments to employees. Depending on the outcome of the disposition of the Company's managed storage services business, additional cash and non-cash restructuring charges may be incurred during 2000.

The Company estimates annual savings of approximately $40 million were realized in connection with the April 1999 restructuring. The Company anticipates annual savings of approximately $150 million will result from the restructuring activities initiated in October 1999. The majority of the restructuring activities are not expected to be complete until the end of the second quarter of 2000. Because the majority of the restructuring activities are not expected to be completed until the second quarter, the Company anticipates it will incur an operating loss during the first quarter of 2000 and that the anticipated savings realized for the year 2000 will be slightly in excess of $100 million. Based on the restructuring activities completed to date and the currently planned restructuring activities, the Company does not anticipate any material incremental operating expenses will be incurred on an on-going basis as a result of the restructuring.

Restructuring activities which must be successfully completed in order to achieve the anticipated savings include achieving targeted headcount reductions associated with exiting certain consulting and service business activities and the consolidation of internal business units and various engineering, manufacturing, sourcing and logistics activities; restructuring the United States and Canada sales and service organization in order to obtain operational efficiencies; modifying the Company's bonus and commission plans to better align the sales organization with driving operating profits and implementing operating improvements which emphasize the efficient management of working capital.

In addition to targeted headcount reductions associated with the elimination of permanent positions, the Company is also limiting the replacement of terminating employees due to normal attrition and eliminating certain contractors, temporary employees and other non-permanent positions. The number of future involuntary terminations associated with the Company's managed storage services business and the timing of these terminations is dependent upon efforts to find strategic alternatives for this business.

The complexity of the Company's restructuring activities, the uncertainties associated with the targeted headcount reductions, and the rapidly changing business environment in which the Company operates make it difficult to predict the amount and timing of restructuring charges which will be incurred, and the amount and timing of anticipated benefits which will be realized. The Company's sales revenue in the first half of 2000 may be adversely effected by disruptions to its sales organization and customers associated with its restructuring activities.

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

INTEREST INCOME AND EXPENSE
-----------------------------------------

Interest expense increased $15.0 million in 1999, compared to 1998, due to increased borrowings under the Company's credit facilities, as well as an increase in the interest rates the Company borrowed under during 1999. Interest income decreased $11.2 million in 1999, compared to 1998, primarily as a result of a decrease in cash available for investment.

Interest expense increased $3.6 million in 1998, compared to 1997, due to borrowings under the Company's unsecured credit facilities. Interest income decreased $14.8 million in 1998, compared to 1997, primarily as a result of a decrease in cash available for investment. See "Liquidity and Capital
Resources -- Available Financing Lines," for further discussion of the Company's credit facilities.

INCOME TAXES
-------------------

The Company's effective tax rate decreased from 38% in 1998 to 36% in 1999.

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, management has determined that the Company will more likely than not realize $165.5 million of deferred income tax assets as of December 31, 1999. The Company's valuation allowance of approximately $14.9 million as of December 31, 1999, relates principally to net deductible temporary differences, tax credit carryforwards and net operating loss carryforwards associated with the Company's foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES
----------------------------------------------

WORKING CAPITAL

The Company's cash balance decreased $16.6 million in 1999 due primarily to litigation payments of $85.8 million and restructuring payments of $34.4 million. See Notes 7 and 9 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further discussion of litigation and restructuring, respectively. Excluding the effects of these one-time payments, the Company's operating activities provided cash of $245.6 million in 1999, compared to cash of $88.1 million generated from operations in 1998. The increase in cash generated from operations in 1999, compared to 1998, was primarily the result of progress in the Company's efforts to more effectively manage working capital. Cash used in investing activities of $102.4 million was primarily due to property, plant and equipment purchases of $100.8 million. Cash used in financing activities of $2.1 million was mainly the result of cash payments of $35.2 million associated with repurchases of common stock largely offset by cash receipts of $25.4 million from employee stock plans.

The Company's cash and short-term investments balances decreased $101.6 million in 1998 due primarily to cash payments of $359.4 million associated with the Company's common stock repurchase programs and net investments in property, plant and equipment of $116.9 million. These payments were partially funded by net borrowings under the Company's credit facilities of $273.2 million, cash generated from operating activities of $88.1 million, and a reduction in short-term investments of $77.3 million. Cash generated from operating activities decreased to $88.1 million in 1998, compared to $446.7 million in 1997, primarily as a result of increased cash paid to suppliers and employees. The increased cash paid to suppliers and employees was primarily a result of cash paid for additional inventory on hand as of December 25, 1998, for new product ramp-up, and cash payments in 1998 to reduce accrued liabilities outstanding as of December 26, 1997. The accrued liabilities as of December 26, 1997, were higher than as of December 25, 1998, primarily as a result of employee bonus and profit sharing, and restructuring accruals.

AVAILABLE FINANCING LINES

Borrowings under credit facilities consists of the following (in thousands of dollars):

                                                              December 31,   December 25,
                                                                  1999           1998
                                                              ---------------------------
Primary Revolver                                                $205,000       $195,000
Promissory notes denominated in foreign currencies                81,152         81,673
                                                              -----------    -----------
                                                                $286,152       $276,673
                                                              -----------    -----------
                                                              -----------    -----------

The Company has a revolving credit facility (the Primary Revolver) which expires in October 2001. The credit limit available under the Primary Revolver ($287.5 million as of December 31, 1999) is reduced by $12.5 million on the last day of each calendar quarter. The terms of the Primary Revolver were amended in January 2000 to be secured by the Company's U.S. accounts receivable and U.S. inventory. The interest rates under the Primary Revolver depend upon the repayment period of the advance selected and the Company's Total Debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio. The rate may range from LIBOR plus 2.00% to 2.50% or the agent bank's base rate plus 0.00% to 0.50%. The weighted average interest rate on the advances as of December 31, 1999, was 7.88%. The Company had borrowings of $205 million and issued letters of credit for approximately $50,000 under the Primary Revolver as of December 31, 1999. The remaining available credit under the Primary Revolver as of December 31, 1999, was approximately $82.5 million. The Primary Revolver contains certain financial and other covenants, including restrictions on payment of cash dividends on the Company's common stock.

In January 2000, the Company entered into a new $150 million revolving credit facility (the Supplemental Revolver) which expires in January 2001. The Supplemental Revolver is secured by the Company's U.S. accounts receivable and U.S. inventory. The Supplemental Revolver replaced a $150 million revolving credit facility which expired in January 2000 and for which no borrowings were outstanding as of December 31, 1999. The interest rates under the Supplemental Revolver depend upon the repayment period of the advance selected and the Company's EBITDA ratio. The rate may range from LIBOR plus 2.00% to 2.50% or the agent bank's base rate plus 0.00% to 0.50%. The Supplemental Revolver contains certain financial and other covenants, including restrictions on the payment of cash dividends on the Company's common stock.

The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $140 million at any one time. This financing agreement was amended in January 2000 to provide for the sale of promissory notes in the principal amount of up to $120 million at any one time. The agreement, which expires in January 2001, provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. As of December 31, 1999, the Company had promissory notes of $81.2 million outstanding under this financing agreement and had committed to borrowings between January

2000 and January 2001 in the cumulative principal amount of approximately $339.5 million. The notes must be repaid only to the extent of future revenue. Obligations under the agreement are not cancelable by the Company or the bank. Gains and losses associated with changes in the underlying foreign currencies are deferred during the commitment period and recognized as an adjustment to the revenue supporting the note repayment at the time the bank purchases the promissory notes. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance. The weighted average interest rate associated with the promissory notes outstanding as of December 31, 1999, was 7.65%. Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount up to the outstanding balance of the promissory notes.

The Company believes it has adequate working capital and financing capabilities to meet its anticipated operating and capital requirements for the next 12 months. Over the longer term, the Company may choose to fund these activities through the issuance of additional equity or debt financing. The issuance of equity or convertible debt securities could result in dilution to the Company's stockholders. There can be no assurance that any additional long-term financing, if required, can be completed on terms acceptable to the Company.

TOTAL DEBT-TO-TOTAL CAPITALIZATION

The Company's total debt-to-capitalization ratio increased from 23% as of December 25, 1998, to 26% as of December 31, 1999, primarily due to a net increase in borrowings of $9.5 million under the Company's credit facilities. See "Working Capital," above, for discussion of cash sources and uses.

INTERNATIONAL OPERATIONS
-------------------------------------

During 1999, 1998, and 1997, approximately 41%, 37%, and 34%, respectively, of the Company's revenue was generated by its international operations. The Company also sells products and software through domestic indirect distribution channels that have end-user customers located outside the United States. The Company expects that it will continue to generate a significant portion of its revenue from international operations in the future. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe, principally Germany, France and the United Kingdom; Japan; Canada and Australia. An increase in the exchange value of the United States dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates. In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a foreign currency hedging program. See "Market Risk Management/Foreign Currency Exchange Risk," below.

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

MARKET RISK MANAGEMENT/FOREIGN CURRENCY EXCHANGE RISK
--------------------------------------------------------------------------------

The market risk inherent in the Company's financial instruments relates primarily to changes in foreign currency exchange rates. To mitigate the impact of foreign currency fluctuations, the Company seeks opportunities to reduce exposures through financing activities. Foreign currency options and forward exchange contracts are also used to reduce foreign currency exposures. All foreign currency options and forward exchange contracts are authorized and executed pursuant to the Company's policies. Foreign currency options and forward exchange contracts that are designated as and qualify as hedging transactions are subject to hedge accounting treatment. The Company does not hold or issue derivatives or any other financial instruments for trading purposes. See Note 13 to the "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further discussion of the Company's financial instruments and off-balance-sheet risks.

The Company has a financing agreement with a bank that provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. Gains and losses associated with changes in the underlying foreign currencies are deferred during the commitment period and recognized as an adjustment to the revenue supporting the note repayment at the time the bank purchases the promissory notes. See "Liquidity and Capital
Resources -- Available Financing Lines" for a description of the financing agreement.

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

The Company also utilizes forward exchange contracts, generally with maturities of less than two months, to hedge its exposure to exchange-rate fluctuations associated with monetary assets and liabilities held in foreign currencies and anticipated revenue from its international operations. The carrying amounts of these forward exchange contracts equal their fair values as the contracts are adjusted at each balance sheet date for changes in exchange rates. Gains and losses on the forward exchange contracts used to hedge monetary assets and liabilities are recognized as incurred within SG&A on the Consolidated Statement of Operations as adjustments to the foreign exchange gains and losses on the translation of net monetary assets. Gains and losses on the forward contracts used to hedge anticipated revenue are recognized as incurred as adjustments to revenue.

A hypothetical 10% adverse movement in foreign exchange rates applied to the Company's foreign currency exchange rate sensitive instruments held as of December 31, 1999, and as of December 25, 1998, would result in a hypothetical loss of approximately $54.9 million and $59.2 million, respectively. The decrease in the hypothetical loss for 1999 is primarily due to a decrease in outstanding foreign currency options. These hypothetical losses do not take into consideration the Company's underlying international operations. The Company anticipates that any hypothetical loss associated with the Company's foreign currency exchange rate sensitive instruments would be offset by gains associated with its underlying international operations.

The Company had outstanding borrowings under its Primary Revolver as of December 31, 1999. The interest rate on these borrowings is dependent on the LIBOR which is sensitive to interest rate changes. A hypothetical 10% adverse movement in the LIBOR applied to the borrowings would not have a material adverse effect on the Company's results of operations, cash flows, or financial position in 2000.

FACTORS THAT MAY AFFECT FUTURE RESULTS
-----------------------------------------------------------

NEW PRODUCTS, SERVICES AND SOFTWARE; EMERGING MARKETS

The Company's results of operations and competitive strength depend upon its ability to successfully develop, manufacture and market innovative new products, services, and software. Short product life cycles are inherent in the high-technology market. The Company must devote significant resources to research and product development projects and effectively manage the risks inherent in new product transitions. Developing new technology, products, services and software is complex and involves uncertainties. Delays in product development, manufacturing, or in customer evaluation and purchasing decisions may make product transitions difficult. The manufacture of new products involves integrating complex designs and processes, collaborating with sole source suppliers for key components, and increasing manufacturing capacities to accommodate demand. A design flaw, the failure to obtain sufficient quantities of key components, or manufacturing constraints could adversely affect the Company's operating and financial results. The Company has experienced product development delays in the past that adversely affected the Company's financial results and competitive position. There can be no assurances that the Company will be able to manage successfully the development and introduction of new products, services, and software in the future.

The Company's future financial results are significantly dependent upon successfully competing in the rapidly growing emerging client-server and SANs markets and replacing its earlier generation products in the mainframe environment with new technology. The Company currently is making significant investments in developing new products and software for these markets, particularly in products directed towards the internet and e-commerce businesses. There can be no assurances that the Company will be successful in these activities. The SANs market is a new market and is rapidly evolving. The Company's operating and financial results may be adversely impacted in the event the SANs market develops slower than expected or the Company's products fail to gain acceptance in this market. The Company's traditional maintenance revenue base may be adversely impacted as a result of the shift from mainframe to the client-server marketplace.

COMPETITION

The markets for the Company's products, software and services are intensely competitive and are subject to continuous, rapid technological change, frequent product performance improvements, short product life cycles, and aggressive pricing. The Company believes that its ability to remain competitive involves factors such as price and cost of the Company's and its competitors' product offerings, the timing and success of new products and offerings, new product introductions by competitors, and the ability to establish more effective distribution channels. This competitive environment gives rise to aggressive pricing strategies and puts pressure on gross profit margins. The Company's competitors include, among others, Compaq Computer Corporation, EMC Corporation, Hewlett-Packard Company, Hitachi Ltd., IBM, Quantum Corporation, and Sun Microsystems, Inc. A number of the Company's competitors have significantly greater name recognition and financial resources than the Company. In the highly competitive client-server market, a number of the Company's competitors are able to offer customers a bundled server and storage product, which may provide them with a competitive advantage. The Company expects to address these competitive issues, in part, through its SAN strategy.

From time-to-time, two or more of the Company's competitors may form business alliances that compete with the Company. For example, in the first quarter of 1999, IBM and EMC Corporation announced that they have entered into a strategic business and technology alliance. In addition, during the third quarter of 1999, EMC Corporation acquired Data General, the supplier of the Company's OPENstorage Disk products. The alliance of two of the Company's major competitors could adversely affect the Company's ability to compete. A number of the Company's competitors have formed alliances with the stated objective of developing interoperable SAN solutions. In the storage management software market, the Company competes with vendors with which it has established relationships, including Legato Systems, Inc. and VERITAS Software Corporation. The Company also anticipates that it will continue to establish distribution alliances with other equipment manufacturers, software vendors and service providers to address competitive factors. There can be no assurances that the Company will be able to compete successfully against other companies in these markets.

SIGNIFICANT PERSONNEL CHANGES

During 1999, the Company has experienced significant changes in its management team, including the hiring, resignation and retirement of members of its executive sales and marketing management. The Company announced in February 2000 that David E. Weiss, the Company's Chairman of the Board of Directors, President and Chief Executive Officer, would resign from the Company once the Board of Directors located a successor. The search for a successor to Mr. Weiss is currently underway and the Company is unable to predict when a successor will be elected. In February 2000, the Company also announced significant changes to its operating management, including the planned departure of Victor Perez, the Company's Chief Operating Officer, at the end of the first quarter of 2000. Further, the Company may experience a delay between the time the management team is formed and the time the team becomes fully productive.

The Company has also experienced changes in the remainder of its employee base during 1999 and early 2000 as a result of the voluntary and involuntary severance programs implemented in connection with its restructuring activities, as well as increased levels of employee attrition. The future success of the Company depends in large part on its ability to attract, retain and motivate highly skilled employees. The Company faces significant competition for individuals with the skills required to deliver the products and services offered to its customers. An inability to successfully deliver products and services required by its customers, or an inability to implement the restructuring activities while the Company completes the significant personnel changes currently underway, would have an adverse effect on future operating results.

CHANGES IN SALES MODEL FOR THE UNITED STATES AND CANADA

The Company historically has emphasized the use of its direct sales force in the United States and Canada, complemented by indirect distribution channels, such as OEMs, value-added resellers and value-added distributors. In connection with its current restructuring activities, the Company is implementing changes to its sales model for the United States and Canada that the Company expects will improve market penetration, increase sales profitability, reduce marketing expense, and expand the use of the indirect sales channel. This new sales model is intended to provide better coverage for new and existing end user customers, as well as enhancing reseller, distributor and OEM partnerships. The Company is currently reorganizing its field sales organization with the objective of better serving Fortune 500 customers with enterprise-level product and service requirements. A new sales organization is also being formed to address the needs of small and medium-sized customers with particular emphasis on internet and e-commerce businesses. There is no assurance that the Company will not encounter short term disruptions to its sales as it implements this new sales model or that the new emphasis on indirect sales channels will result in increased sales or profitability over the long-term. The Company's operating and financial results may be adversely affected by reduced margins on sales typically experienced in indirect sales channels.

DECLINE IN MAINFRAME REVENUE; VARIABLE SALES CYCLE

The Company historically has generated a significant portion of its revenue and operating profits from the mainframe market. The Company's revenue from the mainframe market declined during 1999, primarily due to the transition of customers' purchase patterns to the client-server environment, the decline in disk product and software sales to IBM, and significant price competition. In addition, the Company believes its revenue has been adversely impacted in 1999 as some customers have delayed testing and purchasing decisions in anticipation of the year 2000, particularly with respect to tape products and software targeted for the mainframe market. Because of the multiple dynamics within the mainframe marketplace, it is difficult to predict future demand for the Company's mainframe products. The demand for the Company's products, particularly in the mainframe market, will be adversely affected to the extent these patterns continue.

Many of the Company's customers undertake significant procedures relating to the evaluation, testing, implementation and acceptance of the Company's products, software and services. This evaluation process results in a variable sales cycle, and makes it difficult to predict if or when revenue will be earned.

ABILITY TO DEVELOP AND PROTECT INTELLECTUAL PROPERTY RIGHTS

The Company relies heavily upon its ability to develop new intellectual property rights that do not infringe upon the rights of others in order to remain competitive and develop and manufacture products that are competitive in terms of technology and cost. There is no assurance that the Company will continue to be able to develop such new intellectual property.

The Company relies upon a combination of United States patent, copyright, trademark and trade secret laws to protect its intellectual property rights. With respect to certain of the Company's international operations, the Company does file patent applications with foreign government. However, many foreign countries do not have as well-developed laws as the United States in protecting intellectual property. The Company enters into confidentiality agreements relating to its intellectual property with its employees and consultants. In addition, the Company includes confidentiality provisions in license and non-exclusive sales agreements with its indirect distributors and its customers.

Despite all of the Company's efforts to protect its intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain or use the Company's intellectual property. Monitoring the unauthorized use of the Company's intellectual property rights is difficult, particularly in foreign countries. There is no assurance that the Company will be able to protect its intellectual property rights, particularly in foreign countries.

SOLE SOURCE SUPPLIERS

The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and components. Many non-standard parts are obtained from a single source or a limited group of suppliers; however, there are other vendors who could produce these in satisfactory quantities after a period of pre-qualification and product ramping. Certain key components and products are purchased from single source suppliers that the Company believes are currently the only manufacturers of the particular components that meet the Company's qualification requirements and other specifications or for which alternative sources of supply are not readily available. Imation Corporation is a single source supplier for the 9840 tape cartridges and the Company is dependent on Imation to economically produce large volumes of high-quality tape cartridges for the 9840 product at a price acceptable to the Company and its customers. Sumitomo is a single source supplier for a key component used in certain tape products. IBM is a single source supplier for the disk drives used in the Company's SVA disk product.

Certain suppliers have experienced occasional technical, financial or other problems in the past that have delayed deliveries, but without significant effect on the Company. An unanticipated failure of any sole source supplier to meet the Company's requirements for an extended period, or the inability to secure comparable components in a timely manner, could result in a shortage of key components, longer lead times, and reduced control over production and delivery schedules. These factors could have a material adverse effect on revenue and operating results. In the event a sole source supplier was unable or unwilling to continue to supply components, the Company would have to identify and qualify other acceptable suppliers. This process could take an extended period, and no assurance can be given that any additional source would become available or would be able to satisfy production requirements on a timely basis or at a price acceptable to the Company.

The Company is dependent upon a sole sub contractor, Herald Datanetics LTD.
(HDL), to manufacture a key component used in certain tape products. HDL is located in the People's

Republic of China (PRC). To date, the Company has not experienced any material problems with HDL, however, HDL is subject to additional risks beyond those associated with other sole suppliers, including the lack of a well-established court system or acceptance of the rule of law in the PRC, the degree to which the PRC permits economic reform policies to continue, the political relationship between the PRC and the United States and broader political and economic factors, such as whether the PRC is admitted to the World Trade Organization.

MANUFACTURING

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

INFORMATION SYSTEMS AND BUSINESS PROCESS TRANSITIONS

The Company replaced many of its internal information systems outside the United States during 1999 with new, integrated information systems. The Company also introduced significant new business processes in conjunction with these new systems, particularly within its European operations. The implementation of these information systems and business processes has been complex and has affected numerous operational, transactional, financial, and reporting processes. The establishment of processes and training associated with these information systems are continuing and involve a number of risks and uncertainties. The Company must successfully manage the business process changes and employee training programs. There can be no assurance that the transition to the new information systems and business processes will not cause delays or interruptions in the Company's business. Failure to successfully manage the transition could adversely affect the Company's operating and financial results in the future.

VOLATILITY OF STOCK PRICE/EARNINGS FLUCTUATIONS

The Company's common stock is subject to significant fluctuations in trading price. The Company's stock price may be impacted if the Company's revenue or earnings fail to meet the expectations of the investment community. The Company's stock price may also be affected by broad economic and market trends, which are unrelated to the Company's performance.

The Company's financial and operating results may fluctuate from quarter to quarter due to a number of reasons. In the past, the Company's results have followed a seasonal pattern, which reflects the tendency of customers to make their purchase decisions at the end of a calendar year. During any fiscal quarter, a disproportionately large portion of the total product sales is recognized in the last weeks and days of the quarter. These factors make the forecasting of revenue inherently difficult. Because the Company plans its operating expenses on expected revenue, a shortfall in revenue may cause earnings to be below expectations in that period. A number of factors may cause revenue to fall below expectations, such as product and technology transitions announced by the Company or its competitors; delays in the availability of new products; changes in the purchasing patterns of the Company's customers and distribution partners; the timing of customers' acceptance of products; rapid price erosion; or adverse global economic conditions. The mix of sales among the Company's business segments and sales concentration in particular geographic regions may carry different gross profit margins and may cause the Company's operating margins to fluctuate and impact earnings.

RISKS ASSOCIATED WITH THE YEAR 2000

The Company's product lines include information storage products and software which collect, move, store, share, and protect data. In order to process data properly, the Company's products must successfully manage and manipulate data that includes both 20th and 21st century dates (Year 2000 Ready).

The Company is not currently aware of any significant problems among its customers as a result of any failure of the Company's products to be Year 2000 Ready. In addition, the Company did not experience any serious problems among the various computer systems used by the Company and, to the best of the Company's knowledge, none of its significant suppliers experienced any serious problems among the various computer systems used by such suppliers. The Company generally believes that it is not legally responsible for costs incurred by its customers to achieve their year 2000 readiness. Since the year 2000 complications are not fully known and potential liability issues are uncertain, the effect of the year 2000 on the Company's warranty costs, product liability costs, potential litigation expenses, and financial results are not known at this time, but could be material in any given quarter.

The costs incurred through December 31, 1999, directly related to the Company's remediation activities were approximately $3 million and no future costs related to the remediation activities are expected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this Item 7A is included in the section above entitled "Market Risk Management/Foreign Currency Exchange Rate."

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors required by this Item is incorporated by reference from the information set forth under the caption "Proposal 1 -- Election of Directors" in the Company's definitive Proxy Statement concerning the Annual Meeting of Stockholders to be held May 18, 2000 (the "2000 Proxy Statement"). The information concerning the Company's executive officers required by this Item is incorporated by reference to the information set forth under the caption "Executive Officers of the Registrant," in Part I of this Annual Report on Form 10-K.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers -- Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information under the captions "Compensation of Executive Officers" and "Director Compensation" in the 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the information under the caption "Voting Securities of the Company -- Security Ownership" in the 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information under the captions "Director Compensation" and "Compensation of Executive Officers" in the 2000 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

                                                                         PAGE
1.        Financial Statements:
          ---------------------
          Consolidated Balance Sheet at December 31, 1999, and
            December 25, 1998                                             F-1
          Consolidated Statement of Operations for the Years Ended
            December 31, 1999, December 25, 1998, and December 26,
            1997                                                          F-2
          Consolidated Statement of Cash Flows for the Years Ended
            December 31, 1999, December 25, 1998, and December 26,
            1997                                                          F-3
          Consolidated Statement of Changes in Stockholders' Equity
            for the Years Ended December 31, 1999, December 25, 1998,
            and December 26, 1997                                         F-4
          Notes to Consolidated Financial Statements                      F-5
          Report of Independent Accountants                              F-23

2.        Financial Statement Schedules:
          ------------------------------
          Schedule II -- Valuation and Qualifying Accounts and
            Reserves                                                     F-24

    All other schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3.  Exhibits:
    ---------

    The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated by reference into this Annual Report on Form 10-K:

   3.1                      Restated Certificate of Incorporation of Storage Technology
                            Corporation dated July 28, 1987 (filed as Exhibit 3 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended September 25, 1987, and as Exhibit 3.1(ii) to the
                            Company's Quarterly Report on Form 10-Q, for the quarter
                            ended September 29, 1995, filed on November 13, 1995, and
                            incorporated herein by reference)
   3.2                      Certificate of Amendment dated May 22, 1989, to the Restated
                            Certificate of Incorporation dated July 28, 1987 (filed as
                            Exhibit (c)(1) to the Company's Current Report on Form 8-K
                            dated June 2, 1989, and incorporated herein by reference)
   3.3                      Certificate of Second Amendment dated June 2, 1992, to the
                            Restated Certificate of Incorporation dated July 28, 1987
                            (filed as Exhibit 3 to the Company's Quarterly Report on
                            Form 10-Q for the quarter ended June 26, 1992, and
                            incorporated herein by reference)
   3.4                      Restated Bylaws of Storage Technology Corporation, as
                            amended through November 11, 1998 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 19,
                            1998, and incorporated herein by reference)
   4.1                      Specimen Certificate of Common Stock, $0.10 par value of
                            Registrant (filed as Exhibit (c)(2) as to the Company's
                            Current Report on Form 8-K dated June 2, 1989, and
                            incorporated herein by reference)
   4.2                      Rights Agreement dated as of August 20, 1990, between
                            Storage Technology Corporation and First Fidelity Bank,
                            N.A., New Jersey, Rights Agent (filed as Exhibit 4.1 to the
                            Company's Current Report on Form 8-K dated August 20, 1990, and incorporated herein by reference)

   4.3                      Certificate of Designations of Series B Junior Participating
                            Preferred Stock (filed as Exhibit A to Exhibit 4.1 to the
                            Company's Current Report on Form 8-K dated August 8, 1990, and incorporated herein by reference)
   10.1(1)                  1987 Employee Stock Purchase Plan, as amended (filed as part of the Company's Registration Statement on Form S-8 filed
                            September 8, 1994, File No. 33-42818, and incorporated
                            herein by reference)
   10.2(1)                  1995 Equity Participation Plan (filed as Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1995, filed on August 11, 1995, and
                            incorporated herein by reference)
   10.3(1)                  Storage Technology Corporation MBO Plan (filed as Exhibit
                            10.1 to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended July 1, 1994, filed on August 12, 1994, and
                            incorporated herein by reference)
   10.4(1)                  Storage Technology Corporation Amended and Restated Stock
                            Option Plan for Non-Employee Directors (filed as Exhibit
                            10.2 to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)
   10.5(1)                  Employment Agreement between the Company and David E. Weiss
                            (filed as Exhibit 10.2 to the Company's Quarterly Report on
                            Form 10-Q for the quarter ending June 25, 1999, filed on
                            August 9, 1999 and incorporate herein by reference)
   10.6(1/2)                Storage Technology Corporation Amended and Restated 1987
                            Employee Stock Purchase Plan, dated September 16, 1999.
   10.7(1)                  Agreement between the Company and Gary Francis, dated August
                            19, 1997 (filed as Exhibit 10.25 to the Company's Annual
                            Report on Form 10-K for the year ended December 26, 1997,
                            and incorporated herein by reference)
   10.8(1/2)                Form of Executive Officer Employment Agreement between the
                            Company and Each Executive Officer Named in Exhibit 10.10
                            hereto, dated October 1999.
   10.9(1/2)                Schedule of Differences in Terms and Conditions of Executive
                            Officer Employment Agreement
   10.10(1/2)               Offer Letter, dated May 3, 1999, from the Company to James
                            Bartlett
   10.11(1/2)               Offer Letter, dated August 11, 1999, from the Company to
                            Susan Bailey
   10.12(1/2)               Termination Agreement, dated December 31, 1999, between the
                            Company and James Bartlett
   10.13()                  Credit Agreement dated as of October 23, 1997, among the
                            Company and Bank of America National Trust and Savings
                            Association, as Agent, Swingline Bank, and Letter of Credit
                            Issuing Bank, and the other financial institutions party
                            thereto (filed as Exhibit 10.28 to the Company's Annual
                            Report on Form 10-K for the year ended December 26, 1997,
                            and incorporated herein by reference)
   10.14(2)                 Amended and Restated Credit Agreement, dated as of January
                            13, 2000, among the Company, Bank of American, N.A., as
                            Administrative Agent, Swingline Bank and Letter of Credit
                            Issuing Bank and the other financial institutions party
                            thereto
   10.15(2)                 Credit Agreement, dated as of January 13, 2000, among the
                            Company, Bank of America, N.A. and the other financial
                            institutions party thereto

------------------------

1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2   Indicates exhibits filed with this Annual Report on Form 10-K.

   10.16(2)                 Security Agreement, dated as of January 13, 2000, by and
                            among the Company, Bank of America, N.A., as Collateral
                            Agent for itself and other Secured Parties referred to
                            therein
   10.17                    Contingent Multicurrency Note Purchase Commitment Agreement
                            dated as of December 12, 1996, between the Company and Bank of America National Trust and Savings Association (filed as
                            Exhibit 10.29 to the Company's Annual Report on Form 10-K
                            for the year ended December 27, 1996, and incorporated
                            herein by reference)
   10.18                    Second Amendment to Second Amended and Restated Contingent
                            Multicurrency Note Purchase Commitment Agreement dated
                            November 20, 1998, between Bank of America National Trust
                            and Savings Association and the Company. (filed as Exhibit
                            10.19 to the Company's Annual Report on Form 10-K for the
                            year ended December 25,1998 and incorporated herein by
                            reference)
   10.19(2)                 Third Amendment to Second Amended and Restated Contingent
                            Multicurrency Note Purchase Commitment Agreement dated
                            August 13, 1999, between Bank of America National Trust and
                            Savings Association and the Company
   10.20(2)                 Fourth Amendment to Second Amended and Restated Contingent
                            Multicurrency Note Purchase Commitment Agreement dated
                            January 5, 2000, between the Company and Bank of America,
                            N.A
   21.0(2)                  Subsidiaries of Registrant
   23.1(2)                  Consent of PricewaterhouseCoopers LLP
   24.0(2)                  Powers of Attorney
   27.0(2)                  Financial Data Schedule

(b) Reports on Form 8-K.
    --------------------

    Current Report on Form 8-K, filed on December 23, 1999, relating to an Item 5, Other Matter, Proposed Settlement of Certain Legal Proceedings involving, among other things, a class action suit alleging ERISA violations.

    Current Report on Form 8-K, filed on February 3, 2000, relating to an Item 5, Other Matter, consisting of two press releases, one relating to the Board of Directors of the Company commencing the search process for a new Chairman, President and CEO, and the other relating to an update of the Company's restructuring and a pre-announcement of earnings for the Company's fourth Fiscal Quarter ending December 31, 1999.

(c) Exhibits.
    ---------

    The Exhibits listed in Item 14(a)(3) hereof are filed as part of this Annual Report on Form 10-K.

(d) Financial Statement Schedules.
    ------------------------------

    See Item 14(a)(2) above.

------------------------

2   Indicates exhibits filed with this Annual Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2000                       STORAGE TECHNOLOGY CORPORATION

                                            By: /s/ Thomas G. Arnold,
                                                Attorney-in-Fact
                                              ----------------------------------
                                              David E. Weiss*
                                              Chairman of the Board,
                                              President and Chief Executive
                                                Officer
                                              (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                    DATE
/s/ Thomas G. Arnold, Attorney-in-Fact                 Chairman of the Board,          March 10, 2000
-----------------------------------------------------  President and Chief Executive
David E. Weiss*                                        Officer (Principal Executive
                                                       Officer)

/s/ Thomas G. Arnold, Attorney-in-Fact                 Corporate Vice President and    March 10, 2000
-----------------------------------------------------  Chief Financial Officer
Robert S. Kocol*                                       (Principal
                                                       Financial Officer)

/s/ Thomas G. Arnold                                   Vice President and Corporate    March 10, 2000
-----------------------------------------------------  Controller (Principal
Thomas G. Arnold                                       Accounting
                                                       Officer)

/s/ Thomas G. Arnold, Attorney-in-Fact                 Director                        March 10, 2000
-----------------------------------------------------
James R. Adams*

/s/ Thomas G. Arnold, Attorney-in-Fact                 Director                        March 10, 2000
-----------------------------------------------------
William L. Armstrong*

/s/ Thomas G. Arnold, Attorney-in-Fact                 Director                        March 10, 2000
-----------------------------------------------------
J. Harold Chandler*

/s/ Thomas G. Arnold, Attorney-in-Fact                 Director                        March 10, 2000
-----------------------------------------------------
Maurice F. Holmes*

                      SIGNATURE                                    TITLE                    DATE
/s/ Thomas G. Arnold, Attorney-in-Fact                 Director                        March 10, 2000
-----------------------------------------------------
William R. Hoover*

/s/ Thomas G. Arnold, Attorney-in-Fact                 Director                        March 10, 2000
-----------------------------------------------------
William T. Kerr*

/s/ Thomas G. Arnold, Attorney-in-Fact                 Director                        March 10, 2000
-----------------------------------------------------
Robert E. La Blanc*

/s/ Thomas G. Arnold, Attorney-in-Fact                 Director                        March 10, 2000
-----------------------------------------------------
Robert E. Lee*

/s/ Thomas G. Arnold, Attorney-in-Fact                 Director                        March 10, 2000
-----------------------------------------------------
Richard C. Steadman*

*Thomas G. Arnold, by signing his name hereto, does hereby sign this document for himself and on behalf of the persons named above after whose printed name an asterisk appears, pursuant to the Powers of Attorney duly executed by each such person and filed herewith as Exhibit 24.0.

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (In Thousands of Dollars)

                                                              December 31,   December 25,
                                                                  1999           1998
                                                              ---------------------------
ASSETS
Current assets:
  Cash, including cash equivalents of $100,825 at 1999 and
     $190,925 at 1998                                          $  215,421     $  231,985
  Accounts receivable, net of allowance for doubtful
     accounts of $19,492 at 1999 and $20,424 at 1998              627,435        755,931
  Inventories (Note 2)                                            260,642        261,808
  Deferred income tax assets (Note 3)                             124,588        114,715
                                                              ------------   ------------
     Total current assets                                       1,228,086      1,364,439
Property, plant and equipment, at cost net of accumulated
  depreciation (Note 4)                                           322,061        320,946
Spare parts for maintenance, at cost net of accumulated
  amortization of $64,086 at 1999 and $57,387 at 1998              41,995         33,395
Deferred income tax assets (Note 3)                                40,882         15,875
Other assets                                                      102,451        108,289
                                                              ------------   ------------
                                                               $1,735,475     $1,842,944
                                                              ------------   ------------
                                                              ------------   ------------

LIABILITIES
Current liabilities:
  Credit facilities (Note 5)                                   $  286,152     $  276,673
  Current portion of long-term debt (Note 5)                       13,943          1,722
  Accounts payable                                                111,253        136,555
  Accrued liabilities (Note 6)                                    303,110        332,758
  Income taxes payable (Note 3)                                    72,865         78,400
                                                              ------------   ------------
     Total current liabilities                                    787,323        826,108
Long-term debt (Note 5)                                            28,953         17,260
                                                              ------------   ------------
     Total liabilities                                            816,276        843,368
                                                              ------------   ------------
Commitments and contingencies (Notes 5 and 7)

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 300,000,000 shares authorized;
  100,825,390 shares issued at 1999, and 100,338,353 shares
  issued at 1998 (Note 8)                                          10,083         10,034
Capital in excess of par value                                    830,780        834,778
Retained earnings                                                  84,704        159,254
Treasury stock of 113,774 shares at 1999 and 117,271 shares
  at 1998, at cost                                                 (2,334)        (2,409)
Unearned compensation                                              (4,034)        (2,081)
                                                              ------------   ------------
     Total stockholders' equity                                   919,199        999,576
                                                              ------------   ------------
                                                               $1,735,475     $1,842,944
                                                              ------------   ------------
                                                              ------------   ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                               Year Ended
                                               ------------------------------------------
                                               December 31,   December 25,   December 26,
                                                   1999           1998           1997
                                               ------------------------------------------
Revenue                                         $2,368,231     $2,258,222     $2,144,656
Cost of revenue                                  1,425,247      1,217,812      1,171,530
                                               ------------   ------------   ------------
     Gross profit                                  942,984      1,040,410        973,126
Research and product development costs             277,770        234,677        209,526
Selling, general, administrative and other
  income and expense, net                          615,616        492,928        472,839
Litigation expense (Note 7)                        103,582
Restructuring expense (Note 9)                      43,252
                                               ------------   ------------   ------------
     Operating profit (loss)                       (97,236)       312,805        290,761
Interest expense                                   (23,316)        (8,331)        (4,709)
Interest income                                      4,102         15,274         30,065
                                               ------------   ------------   ------------
     Income (loss) before income taxes            (116,450)       319,748        316,117
Benefit (provision) for income taxes (Note 3)       41,900       (121,500)       (84,300)
                                               ------------   ------------   ------------
     Net income (loss)                          $  (74,550)    $  198,248     $  231,817
                                               ------------   ------------   ------------
                                               ------------   ------------   ------------
EARNINGS (LOSS) PER COMMON SHARE (Note 10)
Basic earnings (loss) per common share          $    (0.75)    $     1.91     $     1.93
                                               ------------   ------------   ------------
                                               ------------   ------------   ------------
Weighted-average shares                             99,900        103,868        120,265
                                               ------------   ------------   ------------
                                               ------------   ------------   ------------
Diluted earnings (loss) per common share        $    (0.75)    $     1.86     $     1.89
                                               ------------   ------------   ------------
                                               ------------   ------------   ------------
Weighted-average and dilutive potential
  shares                                            99,900        106,497        122,513
                                               ------------   ------------   ------------
                                               ------------   ------------   ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In Thousands of Dollars)

                                                                 Year Ended
                                                 ------------------------------------------
                                                 December 31,   December 25,   December 26,
                                                     1999           1998           1997
                                                 ------------------------------------------
OPERATING ACTIVITIES
Cash received from customers                     $ 2,456,222    $ 2,124,070    $ 2,110,587
Cash paid to suppliers and employees              (2,199,744)    (1,926,451)    (1,606,791)
Cash paid for settlement of litigation (Note 7)      (85,788)
Cash paid for restructuring activities (Note 9)      (34,394)                       (8,845)
Interest paid                                        (21,395)        (6,657)        (3,640)
Interest received                                      4,102         15,274         29,103
Income tax refunded (paid), net                        6,407       (118,131)       (73,754)
                                                 -----------    -----------    -----------
     Net cash provided by operating activities       125,410         88,105        446,660
                                                 -----------    -----------    -----------
INVESTING ACTIVITIES
Short-term investments, net                                          77,275        (48,099)
Purchase of property, plant and equipment, net      (100,751)      (116,903)       (65,893)
Other assets, net                                     (1,633)       (21,008)         8,366
                                                 -----------    -----------    -----------
     Net cash used in investing activities          (102,384)       (60,636)      (105,626)
                                                 -----------    -----------    -----------
FINANCING ACTIVITIES
Proceeds from credit facilities, net                   9,479        273,211
Repayments of other debt, net                         (1,754)        (4,936)        (5,245)
Repurchases of common stock (Note 8)                 (35,226)      (359,395)      (484,996)
Proceeds from employee stock plans                    25,383         36,924         29,790
                                                 -----------    -----------    -----------
     Net cash used in financing activities            (2,118)       (54,196)      (460,451)
                                                 -----------    -----------    -----------
     Effect of exchange rate changes on cash         (37,472)         2,393        (12,665)
                                                 -----------    -----------    -----------
Decrease in cash and cash equivalents                (16,564)       (24,334)      (132,082)
     Cash and cash equivalents -- beginning of
       the year                                      231,985        256,319        388,401
                                                 -----------    -----------    -----------
Cash and cash equivalents -- end of the year     $   215,421    $   231,985    $   256,319
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------
RECONCILIATION OF NET INCOME (LOSS) TO
  NET CASH PROVIDED BY OPERATING
  ACTIVITIES
Net income (loss)                                $   (74,550)   $   198,248    $   231,817
Depreciation and amortization expense                143,010        122,864        112,317
Non-cash litigation and restructuring expense         26,652
Translation (gain) loss                               38,841         (7,773)        17,793
Other non-cash adjustments to income                  (4,299)        19,124         32,862
(Increase) decrease in accounts receivable            96,091       (137,940)       (67,955)
(Increase) decrease in inventories, net                3,738        (49,961)        83,499
(Increase) decrease in spare parts                   (33,113)       (22,737)        (9,300)
(Increase) decrease in net deferred income tax
  assets, net                                        (38,866)         9,679        (13,635)
Increase (decrease) in accounts payable              (22,541)        31,792         22,889
Increase (decrease) in accrued liabilities           (10,567)       (58,305)        20,219
Increase (decrease) in income taxes payable            1,014        (16,886)        16,154
                                                 -----------    -----------    -----------
     Net cash provided by operating activities   $   125,410    $    88,105    $   446,660
                                                 -----------    -----------    -----------
                                                 -----------    -----------    -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)

                                                                         Retained
                                                          Capital in     Earnings
                                                Common    Excess of    (Accumulated   Treasury     Unearned
                                                 Stock    Par Value      Deficit)      Stock     Compensation     Total
                                                --------------------------------------------------------------------------
Balances, December 27, 1996                     $11,636   $1,444,939    $(271,252)    $   (790)    $(3,550)     $1,180,983

  8% Convertible Subordinated Debentures
    exchanged for stock (7,106,408 shares)         710       123,560                                               124,270
  Shares issued under stock purchase plan, and
    for exercises of options (2,146,788
    shares, including 1,106,540 shares issued
    from treasury)                                 104        37,409                    22,681                      60,194
  Repurchases of common stock (18,349,000
    shares) (Note 8)                            (1,646)     (443,447)                  (40,726)                   (485,819)
  Net income                                                              231,817                                  231,817
  Other                                             (4)         (464)         418          (39)      1,147           1,058
                                                -------   ----------   -----------    --------   ---------      ----------
Balances, December 26, 1997                     10,800     1,161,997      (39,017)     (18,874)     (2,403)      1,112,503

  Shares issued under stock purchase plan, and
    for exercises of options (1,997,451
    shares, including 808,254 shares issued
    from treasury)                                 119        31,459                    16,601                      48,179
  Repurchases of common stock (8,822,500
    shares) (Note 8)                              (882)     (271,528)                                             (272,410)
  Final price adjustment for common stock
    repurchased in October 1997 (Note 8)                     (87,030)                                              (87,030)
  Net income                                                              198,248                                  198,248
  Other                                             (3)         (120)          23         (136)        322              86
                                                -------   ----------   -----------    --------   ---------      ----------
Balances, December 25, 1998                     10,034       834,778      159,254       (2,409)     (2,081)        999,576

  Shares issued under stock purchase plan, and
    for exercises of options (1,718,419
    shares)                                        172        27,672                                                27,844
  Repurchases of common stock (1,350,000
    shares) (Note 8)                              (135)      (35,091)                                              (35,226)
  Net loss                                                                (74,550)                                 (74,550)
  Other                                             12         3,421                        75      (1,953)          1,555
                                                -------   ----------   -----------    --------   ---------      ----------
Balances, December 31, 1999                     $10,083   $  830,780    $  84,704     $ (2,334)    $(4,034)     $  919,199
                                                -------   ----------   -----------    --------   ---------      ----------
                                                -------   ----------   -----------    --------   ---------      ----------

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

NATURE OF OPERATIONS

StorageTek designs, manufactures, markets and maintains information storage products, storage services and storage management software for end-user customers, original equipment manufacturers (OEMs), value-added resellers (VARs) and value-added distributors (VADs). The principal markets for the Company's products and services are located in the United States and Europe.

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Significant estimates have been made by management in several areas including the realizability of deferred tax assets (see Note 3), and the future obligations associated with the Company's litigation (see note 7) and restructuring activities (see Note 9). Actual results could differ materially from these estimates making it reasonably possible that a change in these estimates could occur in the near term.

REVENUE RECOGNITION

The revenue recognition policy for product and software sales depends on the sales channel utilized by the Company. Revenue for product and software sales to end-user customers is recognized when all of the following criteria have been met: (a) evidence of an agreement exists, (b) delivery to and acceptance by the customer has occurred, (c) the price to the customer is fixed and determinable, and (d) collectibility is assured. Product and software is deemed to be accepted by the customer at the time of installation at the customer site or upon receipt of written acceptance. Revenue for product and software sales to OEMs, VARs and VADs is recognized at the time of shipment, together with a reserve for estimated product returns. Estimated product warranty costs are accrued at the time of revenue recognition.

Revenue from maintenance, storage consulting and integration services is recognized as earned and the associated costs are expensed as incurred. Where extended warranty or maintenance services are bundled with the sale of product, the Company unbundles and defers the recognition of revenue for the services at the time the sales revenue is recognized based upon the fair value of the service element.

RESTRUCTURING

Restructuring activities are accounted for in accordance with the guidance provided in the consensus opinion of the Emerging Issues Task Force (EITF) in connection with EITF Issue No. 94-3 (EITF 94-3). EITF 94-3 generally requires, with respect to the recognition of severance expenses, management approval of the restructuring plan, the determination of the employees to be terminated, and communication of benefit arrangements to employees.

CASH EQUIVALENTS

Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have original maturities of three months or less at the time of acquisition. The carrying value of the Company's cash equivalents approximates fair value.

CAPITALIZED SOFTWARE COSTS

The Company capitalized costs associated with acquiring and developing software products to be licensed to customers of $3,256,000 in 1999, $12,764,000 in 1998, and $616,000 in 1997. Other assets as shown on the Consolidated Balance Sheet include unamortized software costs of $11,264,000 as of December 31, 1999, and $14,498,000 as of December 25, 1998. Amortization expense is recognized over the estimated useful lives of the related products, generally four years. Amortization expense associated with capitalized software costs was $6,490,000 in 1999, $12,173,000 in 1998, and $20,697,000 in 1997. The Company evaluates the realizability of the carrying value of the capitalized software based upon estimates of the associated future revenue.

DEPRECIATION AND GOODWILL AMORTIZATION

Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the related assets. Depreciation expense was $101,003,000 in 1999, $85,974,000 in 1998, and
$66,902,000 in 1997. Other assets as shown on the Consolidated Balance Sheet include unamortized goodwill of $25,618,000 as of December 31, 1999, and $17,530,000 as of December 25, 1998. Amortization of goodwill is calculated on a straight-line basis over a period not exceeding 10 years. Amortization expense associated with goodwill and other amortization was $10,504,000 in 1999, $5,310,000 in 1998, and $12,150,000 in 1997. The Company evaluates the realizability of the carrying value of goodwill based upon estimated future cash flows calculated on an undiscounted basis.

LONG-LIVED ASSETS

The Company continually evaluates the recoverability of its long-lived assets based on estimated fair values or undiscounted future cash flows, whichever is more readily determinable. The Company records an impairment charge whenever significant events or changes in circumstances occur which indicate the carrying amounts may not be recoverable. Impairment charges are recorded based on an estimate of discounted future cash flows.

TRANSLATION OF FOREIGN CURRENCIES

The functional currency for StorageTek's foreign subsidiaries is the U.S. dollar, reflecting the significant volume of intercompany transactions and associated cash flows that result from the fact that the majority of the Company's storage products sold worldwide are manufactured in the United States. Accordingly, monetary assets and liabilities are translated at year-end exchange rates, while non-monetary items are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates in effect during the year, except for cost of revenue, depreciation, and amortization which are translated at historical exchange rates. See Note 13 for information with respect to the Company's accounting policies for financial instruments utilized in its foreign currency hedging program.

STOCK-BASED COMPENSATION PLANS

Stock-based compensation plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees."

ADVERTISING COSTS

Advertising costs are recognized as incurred. Advertising costs were $9,099,000 in 1999, $9,343,000 in 1998, and $7,881,000 in 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the Consolidated Balance Sheet at their fair value. The corresponding change in fair value of the derivative instrument will be recognized either in the Consolidated Statement of Operations, net of any change in fair value of the related hedged item, or as a component of comprehensive income depending upon the intended use and designation.

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133." SFAS No. 137 has the effect of delaying the required adoption date of SFAS No. 133 for the Company until January 2001. The Company continues to evaluate the impact of SFAS No. 133 and its associated interpretations on its financial statements and its plans for adopting the new accounting standard.

NOTE 2 -- INVENTORIES

Inventories include material, labor and factory overhead and are accounted for at the lower of cost (first-in, first-out method) or market value. The Company evaluates the need for reserves associated with obsolete, slow-moving and nonsalable inventory by reviewing market values on a quarterly basis. The components of inventories, net of the associated reserves, are as follows (in thousands of dollars):

                                                      December 31,   December 25,
                                                          1999           1998
                                                      ---------------------------
Raw materials                                           $ 59,141       $ 46,672
Work-in-process                                           45,717         76,839
Finished goods                                           155,784        138,297
                                                      -----------    -----------
                                                        $260,642       $261,808
                                                      -----------    -----------
                                                      -----------    -----------

NOTE 3 -- INCOME TAXES

Income (loss) before income taxes consists of the following (in thousands of dollars):

                                                      Year Ended
                                      ------------------------------------------
                                      December 31,   December 25,   December 26,
                                          1999           1998           1997
                                      ------------------------------------------
United States                          $(160,610)      $345,314       $339,346
International                             44,160        (25,566)       (23,229)
                                      ------------   -----------    -----------
                                       $(116,450)      $319,748       $316,117
                                      ------------   -----------    -----------
                                      ------------   -----------    -----------

The benefit (provision) for income taxes attributable to the amounts shown above consists of the following (in thousands of dollars):

                                                      Year Ended
                                      ------------------------------------------
                                      December 31,   December 25,   December 26,
                                          1999           1998           1997
                                      ------------------------------------------
Current tax benefit (provision):
  U.S. federal                          $ 21,700      $ (84,700)     $(102,900)
  International                          (15,300)        (8,200)        (5,700)
  State                                    3,000        (13,600)       (10,600)
                                      -----------    ------------   ------------
                                           9,400       (106,500)      (119,200)
                                      -----------    ------------   ------------
Deferred tax benefit (provision):
  U.S. federal                            26,400         (9,600)        32,400
  International                             (600)        (4,000)        (7,500)
  State                                    6,700         (1,400)        10,000
                                      -----------    ------------   ------------
                                          32,500        (15,000)        34,900
                                      -----------    ------------   ------------
                                        $ 41,900      $(121,500)     $ (84,300)
                                      -----------    ------------   ------------
                                      -----------    ------------   ------------

The benefit (provision) for income taxes attributable to income before income taxes includes benefits of $7,114,000 in 1999, $860,000 in 1998, and $5,590,000
in 1997 from the utilization of net operating loss carryforwards.

The deferred income tax balances on the Consolidated Balance Sheet consist of the following (in thousands of dollars):

                                                      December 31,   December 25,
                                                          1999           1998
                                                      ---------------------------
Deferred income tax assets, net of valuation
  allowance:
  Current                                               $124,588       $114,715
  Non-current                                             40,882         15,875
                                                      -----------    -----------
Net deferred income tax asset                           $165,470       $130,590
                                                      -----------    -----------
                                                      -----------    -----------

The Company's net deferred income tax asset consists of the following (in thousands of dollars):

                                                      December 31,   December 25,
                                                          1999           1998
                                                      ---------------------------
Gross deferred income tax assets:
  Net operating loss carryforwards                      $ 18,321       $ 19,074
  Tax credit carryforwards                                25,277            204
  Restructuring accruals                                   1,436          1,778
  Other accrued liabilities and reserves                  63,948         61,935
  Capitalized inventory costs                             28,343         30,010
  Deferred intercompany profit                            11,260         18,402
  Other                                                   35,756         31,318
                                                      -----------    -----------
                                                         184,341        162,721
Less: Valuation allowance                                (14,868)       (25,916)
                                                      -----------    -----------
                                                         169,473        136,805
                                                      -----------    -----------
Gross deferred income tax liabilities                     (4,003)        (6,215)
                                                      -----------    -----------
Net deferred income tax asset                           $165,470       $130,590
                                                      -----------    -----------
                                                      -----------    -----------

The net change in the valuation allowance for deferred income tax assets was a decrease of $11,048,000 in 1999 and an increase of $3,404,000 in 1998. The valuation allowance relates primarily to net deductible temporary differences, tax credit carryforwards and net operating loss carryforwards associated with the Company's foreign subsidiaries. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, "Accounting for Income Taxes," including the Company's earnings history, the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, near-term earnings expectations and the highly competitive nature of the high-technology market.

StorageTek has not provided for income taxes on the cumulative undistributed earnings of its foreign subsidiaries to the extent they are considered to be reinvested indefinitely (approximately $40,117,000 as of December 31, 1999). It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

The benefit (provision) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes for the following reasons (in thousands of dollars):

                                                          Year Ended
                                          ------------------------------------------
                                          December 31,   December 25,   December 26,
                                              1999           1998           1997
                                          ------------------------------------------
U.S. federal income tax benefit
  (provision) at statutory rate             $ 40,758      $(111,912)     $(110,641)
(Increase) decrease in income taxes
 resulting from:
  Recognized net operating losses,
     future deductions and credits             5,739          1,781         54,198
  Utilization of tax credits                   5,359          7,000          2,555
  Foreign tax rate and exchange rate
     differentials                           (10,906)        (5,308)       (17,340)
  Nondeductible items                        (12,572)       (10,901)        (7,095)
  State income taxes, net of federal
     benefits                                  6,522        (11,789)        (9,867)
  Effect of Puerto Rico operations             7,000          9,629          4,530
  Other, net                                                                  (640)
                                          -----------    ------------   ------------
Benefit (provision) for income taxes        $ 41,900      $(121,500)     $ (84,300)
                                          -----------    ------------   ------------
                                          -----------    ------------   ------------

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands of dollars):

                                                      December 31,   December 25,
                                                          1999           1998
                                                      ------------   ------------
Machinery and equipment                                $ 687,679      $ 644,902
Buildings and building improvements                      167,689        168,322
Land and land improvements                                20,882         17,837
                                                      ------------   ------------
                                                         876,250        831,061
Less: Accumulated depreciation                          (554,189)      (510,115)
                                                      ------------   ------------
                                                       $ 322,061      $ 320,946
                                                      ------------   ------------
                                                      ------------   ------------

Machinery and equipment includes capitalized leases of $19,186,000 as of December 31, 1999, and $24,644,000 as of December 25, 1998. Accumulated depreciation includes accumulated amortization on capitalized leases of $5,144,000 as of December 31, 1999, and $7,758,000 as of December 25, 1998.

NOTE 5 -- CREDIT FACILITIES, DEBT AND LEASE OBLIGATIONS

Borrowings under credit facilities consists of the following (in thousands of dollars):

                                                      December 31,   December 25,
                                                          1999           1998
                                                      ---------------------------
Primary Revolver                                        $205,000       $195,000
Promissory notes denominated in foreign currencies        81,152         81,673
                                                      -----------    -----------
                                                        $286,152       $276,673
                                                      -----------    -----------
                                                      -----------    -----------

The Company has a revolving credit facility (the Primary Revolver) which expires in October 2001. The credit limit available under the Primary Revolver ($287,500,000 as of December 31, 1999) is reduced by $12,500,000 on the last day of each calendar quarter. The terms of the Primary Revolver were amended in January 2000 to be secured by the Company's U.S. accounts receivable and U.S. inventory. The interest rates under the Primary Revolver depend upon the repayment period of the advance selected and the Company's Total Debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio. The rate may range from LIBOR plus 2.00% to 2.50% or the agent bank's base rate plus 0.00% to 0.50%. The weighted average interest rate on the advances as of December 31, 1999, was 7.88%. The Company had borrowings of $205,000,000 and issued letters of credit for approximately $50,000 under the Primary Revolver as of December 31, 1999. The remaining available credit under the Primary Revolver as of December 31, 1999, was approximately $82,450,000. The Primary Revolver contains certain financial and other covenants, including restrictions on payment of cash dividends on the Company's common stock.

In January 2000, the Company entered into a new $150,000,000 revolving credit facility (the Supplemental Revolver) which expires in January 2001. The Supplemental Revolver is secured by the Company's U.S. accounts receivable and U.S. inventory. The Supplemental Revolver replaced a $150,000,000 revolving credit facility which expired in January 2000 and for which no borrowings were outstanding as of December 31, 1999. The interest rates under the Supplemental Revolver depend upon the repayment period of the advance selected and the Company's EBITDA ratio. The rate may range from LIBOR plus 2.00% to 2.50% or the agent bank's base rate plus 0.00% to 0.50%. The Supplemental Revolver contains certain financial and other covenants, including restrictions on the payment of cash dividends on the Company's common stock.

The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $140,000,000 at any one time. This financing agreement was amended in January 2000 to provide for the sale of promissory notes in the principal amount of up to $120,000,000 at any one time. The agreement, which expires in January 2001, provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. As of December 31, 1999, the Company had promissory notes of $81,152,000 outstanding under this financing agreement and had committed to borrowings between January 2000 and January 2001 in the cumulative principal amount of approximately $339,471,000. The notes must be repaid only to the extent of future revenue. Obligations under the agreement are not cancelable by the Company or the bank. Gains and losses associated with changes in the underlying foreign currencies are deferred during the commitment period and recognized as an adjustment to the revenue supporting the note repayment at the time the bank purchases the promissory notes. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance. The weighted average interest rate associated with the promissory notes outstanding as of December 31, 1999, was 7.65%. Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount up to the outstanding balance of the promissory notes.

Long-term debt, including capitalized lease obligations, consists of the following (in thousands of dollars):

                                                      December 31,   December 25,
                                                          1999           1998
                                                      ---------------------------
Capitalized lease obligations                           $15,157        $18,135
Promissory notes                                         27,494
Other                                                       245            847
                                                      ----------     ----------
                                                         42,896         18,982
Less: Current portion                                   (13,943)        (1,722)
                                                      ----------     ----------
                                                        $28,953        $17,260
                                                      ----------     ----------
                                                      ----------     ----------

SCHEDULED DEBT MATURITIES AND OPERATING LEASE OBLIGATIONS

Scheduled maturities of debt and operating lease obligations as of December 31, 1999, are as follows (in thousands of dollars):

                                    Capitalized                                      Noncancellable
                         Credit        lease      Promissory   Other   Total debt    operating lease
                       facilities   obligations     notes      debt    commitments     commitments
                       -----------------------------------------------------------------------------
2000                    $286,152      $ 2,677      $13,259              $302,088        $ 41,214
2001                                    2,931       14,235     $245       17,411          30,125
2002                                    1,621                              1,621          17,916
2003                                    1,568                              1,568          11,539
2004                                    1,560                              1,560           7,638
Thereafter                             12,480                             12,480          14,893
                       ---------     --------     --------     ----    ----------    ------------
                        $286,152       22,837      $27,494     $245     $336,728        $123,325
                       ---------     --------     --------     ----    ----------    ------------
                       ---------     --------     --------     ----    ----------    ------------
Less: Amount
  representing
  interest                             (7,680)
                                     --------
Present value of
  capitalized lease
  obligations
  (including $684
  classified as
  current)                            $15,157
                                     --------
                                     --------

Rent expense associated with operating leases was $57,710,000 in 1999, $53,332,000 in 1998, and $41,200,000 in 1997.

NOTE 6 -- ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands of dollars):

                                                        December 31,   December 25,
                                                            1999           1998
                                                        ---------------------------
Deferred revenue                                          $ 55,168       $ 79,097
Accrued commissions                                         36,292         15,652
Accrued payroll                                             33,564         38,531
Accrued warranty reserve                                    23,926         18,073
Other                                                      154,160        181,405
                                                        -----------    -----------
                                                          $303,110       $332,758
                                                        -----------    -----------
                                                        -----------    -----------

Other accrued liabilities consist of items that are individually less than 5% of accrued liabilities.

NOTE 7 -- LITIGATION

Litigation expense recognized during 1999 consists of the following (in thousands of dollars):

Odetics, Inc. settlement                                      $ 97,794
ADEA/ERISA settlement                                            5,000
Other settlements                                                  788
                                                              --------
                                                              $103,582
                                                              --------
                                                              --------

On October 8, 1999, the Company and Odetics, Inc. (Odetics) entered into a settlement agreement regarding two patent infringement suits originally filed against the Company by Odetics on June 29, 1995, and December 8, 1995, alleging infringement of various claims in U.S. Patent No. 4,779,151 (the "151 Patent"). The Company agreed to pay $100,000,000 to Odetics for a fully paid up license to the 151 Patent; $80,000,000 of which was paid at the time of the settlement and the remainder to be paid in equal annual installments of $10,000,000 in September 2000 and September 2001. The Company recognized a pre-tax expense of $97,794,000 to reflect the present value of the final settlement payments.

On December 15, 1999, at a preliminary fairness hearing, the Company and plaintiffs, representing certain former employees of the Company, presented the United States District Court for the District of Colorado (the Court) with a proposed settlement agreement, which would result in the Company paying $5,000,000 for the settlement of litigation alleging the Company violated the Age Discrimination in Employment Act of 1967, as amended (ADEA) and the Employee Retirement Income Security Act of 1974 (ERISA), between the period of April 13, 1993, and December 21, 1996. Final approval of this proposed settlement was received from the Court on March 8, 2000. The settlement agreement states that it shall not be construed as an admission by the Company that it violated any law. The Company funded the settlement with a $5,000,000 payment into an escrow account in December 1999. A pre-tax expense of $5,000,000 was recognized in connection with the proposed settlement during 1999.

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2,400,000,000. On December 28, 1995, the court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals. In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. On July 15, 1999, the District Court dismissed with prejudice all of Stuff's material claims against the Company. On August 30, 1999, Stuff filed a notice of appeal with the Colorado Court of Appeals seeking to overturn the decision of the District Court. The parties are in the process of filing various appellate briefs and the Company anticipates that the final briefs will be filed in April 2000. No oral argument date has been set. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

The Company is also involved in various other less significant legal actions. While the Company currently believes that the amount of any ultimate potential loss would not be material to the Company's financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company's financial position or reported results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company's inability to ship products or components found to have violated third-party patent rights.

NOTE 8 -- COMMON STOCK

In May 1998, the Company declared a two-for-one stock split effected in the form of a 100% stock dividend paid at the close of business June 26, 1998, to shareholders of record as of June 5, 1998. All earnings per common share amounts, references to common stock, and stockholders' equity amounts have been restated as if the stock dividend had occurred as of the earliest period presented.

In February 1997, the Company announced a program to repurchase up to 3,000,000 shares of common stock on an annual basis. The intent of this repurchase program is to offset dilution associated with the Company's employee stock purchase and stock option plans. In October 1997, the Company announced a program to repurchase an additional number of shares of its common stock up to $800,000,000. Under these programs, the Company repurchased and retired an aggregate of 1,350,000, 8,822,500 and 18,349,000 shares of common stock during 1999, 1998 and 1997, respectively, through a combination of privately negotiated and open market repurchase transactions. The aggregate purchase price of these shares was $35,226,000, $272,365,000 and $572,026,000 during 1999, 1998, and
1997, respectively, after considering the effects of all purchase price adjustments.

NOTE 9 -- RESTRUCTURING

On April 15, 1999, the Company announced plans to restructure certain aspects of its business. The elements of the April restructuring included a voluntary reduction in headcount as well as the elimination of certain lower priority research and product development projects. The headcount reductions were targeted in the areas of research and product development, administration and manufacturing.

On October 28, 1999, the Company's board of directors approved a broad restructuring program intended to return the Company to profitability. Key elements of the restructuring plan include:

- an anticipated reduction of approximately 1,200 to 1,400 positions, with approximately 550 positions eliminated during fiscal year 1999 and the majority of the remaining reductions projected to be completed by the end of the second quarter of 2000;

- a reduction in investment in certain businesses, including consulting and integration services and managed storage services;

- a recommitment to the Company's core strengths of tape automation, virtual storage and storage area networks (including related maintenance and professional services);

- modifications to the sales model for the United States and Canada intended to improve productivity and increase account coverage and growth;

- other organizational and operational changes intended to improve efficiency and competitiveness.

The elements of the October restructuring included an involuntary reduction in headcount, the elimination of a significant number of temporary employee positions, and managing the replacement of terminating employees due to normal attrition. The headcount reductions were targeted in all areas of the Company.

The following table summarizes the reserves in connection with 1999 restructuring activities (in thousands of dollars):

                                          Employee      Asset      Other Exit
                                          Severance   Writedowns      Costs       Total
                                          ---------   ----------   -----------   --------
Restructuring expense                     $ 32,719     $ 4,941       $ 5,592     $ 43,252
Cash payments                              (28,802)                   (5,592)     (34,394)
Asset writedowns                                        (4,941)                    (4,941)
                                          --------    ---------    ---------     --------
Balances, December 31, 1999               $  3,917     $     0       $     0     $  3,917
                                          --------    ---------    ---------     --------
                                          --------    ---------    ---------     --------

Employee severance expense of $32,719,000 was recognized during 1999 in connection with the April and October restructurings. This expense includes $25,919,000 of separation charges related to approximately 680 employees who elected voluntary severance in connection with the April restructuring; $6,236,000 of separation charges related to the fixed and determinable severance payments owed to approximately 280 employees who were involuntarily terminated in connection with the October restructuring; and $564,000 of employee outplacement costs. The Company also eliminated approximately 270 temporary and contractor positions in connection with the October restructuring for which there was no associated restructuring charge. Substantially all of the $3,917,000 of severance charges incurred, but not paid, as of December 31, 1999, relate to severance payments associated with the October restructuring and are expected to be paid within the next three months.

Asset writedowns of $4,941,000, net of adjustments, were recognized during 1999 in connection with the April restructuring. Asset writedowns of $6,680,000 were recognized during the second and third quarters of 1999 related to engineering assets that were to be disposed of in connection with discontinued research and development projects. An adjustment of $1,739,000 was recognized during the fourth quarter of 1999 as a reduction of restructuring expense to reflect the redeployment of engineering assets to other research and development projects and the salvage value of other engineering assets which was greater than originally estimated.

Other exit costs of $5,592,000 were recognized during 1999 principally related to the termination of contractual future purchase obligations associated with discontinuing certain product lines as part of the April restructuring.

NOTE 10 -- EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share (EPS) is computed using SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.

The following is a reconciliation between basic and diluted EPS (in thousands, except per share amounts):

                                                                          Year Ended
                                   ----------------------------------------------------------------------------------------
                                       December 31, 1999             December 25, 1998               December 26,1997
                                   --------------------------   ----------------------------   ----------------------------
                                     Net                           Net                            Net
                                     Loss      EPS     Shares     Income      EPS    Shares      Income      EPS    Shares
                                   ----------------------------------------------------------------------------------------
Basic EPS                          $(74,550)  $(0.75)  99,900    $198,248    $1.91   103,868    $231,817    $1.93   120,265
Effects of dilutive securities:
  Common stock equivalents                                                             2,629                          1,959
  Convertible debentures                                                                             255                289
                                    -------            ------    --------            -------    --------            -------
Diluted EPS                        $(74,550)  $(0.75)  99,900    $198,248    $1.86   106,497    $232,072    $1.89   122,513
                                    -------            ------    --------            -------    --------            -------
                                    -------            ------    --------            -------    --------            -------

Options to purchase 12,354,593 shares of common stock were outstanding as of December 31, 1999, but not included as common stock equivalents in the computation of diluted EPS, as these options are antidilutive as a result of the net loss incurred during 1999.

NOTE 11 -- EMPLOYEE BENEFIT PLANS AND OPTIONS

EMPLOYEE STOCK PURCHASE PLAN

Under the Company's 1987 Employee Stock Purchase Plan (Purchase Plan), as amended, employees may be offered the right to collectively purchase shares of StorageTek common stock, plus any remaining shares from earlier offering periods, in consecutive six-month offering periods. As of December 31, 1999, the Company had an aggregate of 3,101,303 common shares reserved for issuance under the Purchase Plan. Eligible employees may contribute up to 10% of their pay toward the purchase of StorageTek common stock at a price equal to 85% of the lower of the fair market price on the first or the last day of each offering period. Proceeds received from the issuance of shares are credited to stockholders' equity in the fiscal year the shares are issued.

Under the Purchase Plan, the Company issued the following shares of common stock with the weighted average fair value of the shares calculated using the Black-Scholes option pricing model:

                                                      Year Ended
                                      ------------------------------------------
                                      December 31,   December 25,   December 26,
                                          1999           1998           1997
                                      ------------------------------------------
Shares issued                           1,320,097       631,728        937,994
Weighted average fair value per
  share                                $     8.24      $  10.90       $   5.32
Fair value assumptions:
  Dividend yield                             0.00%         0.00%          0.00%
  Volatility                                59.54%        49.59%         36.40%
  Risk-free interest rate                    4.89%         5.00%          5.65%
  Expected life (in months)                     6             6              6

STOCK OPTION AND RESTRICTED STOCK PLANS

As of December 31, 1999, the Company had an aggregate of 12,827,411 common shares reserved for issuance under its equity plans (Equity Plans). These plans provide for the issuance of common shares pursuant to stock option exercises, restricted stock awards and other equity based awards. There were 1,078,818 shares available for grant under the Equity Plans as of December 31, 1999.

The Company also has a Nonemployee Director Stock Option Plan (Director Plan) under which the Company grants stock options to nonemployee directors for the purchase of an aggregate maximum of 1,560,000 shares of common stock. Stock options are granted with an exercise price equal to the fair market value of the common stock on the date of grant. There were

1,074,668 shares reserved for issuance and 468,668 shares available for grant under the Director Plan as of December 31, 1999.

Stock options are granted under the Equity and Director Plans with an exercise price equal to the fair market value of the common stock on the date of grant and generally vest over a period of between three and six years. Options granted under the Equity and Director Plans have a maximum term of 10 years from the date of grant. Options granted to corporate officers under the Equity Plan and to directors under the Director Plan provide for accelerated vesting upon certain events, including a change in control of the Company or the involuntary termination of a corporate officer.

The following summarizes information with respect to options granted under the Company's Equity and Director Plans:

                                                                 WEIGHTED AVERAGE
                                              NUMBER OF SHARES    EXERCISE PRICE
                                              ------------------------------------
Outstanding, December 27, 1996                    5,581,656           $14.91
  Granted                                         1,378,994            23.34
  Exercised                                      (1,208,794)           13.63
  Forfeited or expired                             (264,276)           14.82
                                              ---------------    ------------
Outstanding, December 26, 1997                    5,487,580            17.31
  Granted                                         1,851,117            30.37
  Exercised                                      (1,365,723)           15.19
  Forfeited or expired                             (437,765)           21.51
                                              ---------------    ------------
Outstanding, December 25, 1998                    5,535,209            21.87
  Granted                                         8,093,911            22.61
  Exercised                                        (398,322)           15.47
  Forfeited or expired                             (876,205)           25.03
                                              ---------------    ------------
Outstanding, December 31, 1999                   12,354,593           $22.33
                                              ---------------    ------------
                                              ---------------    ------------

The following table summarizes information concerning outstanding and exercisable options as of December 31, 1999:

                         Outstanding                      Exercisable
            --------------------------------------   ----------------------
                            Weighted
                             Average      Weighted                 Weighted
Range of                    Remaining     Average                  Average
Exercise      Number       Contractual    Exercise     Number      Exercise
  Price     Outstanding   Life in Years    Price     Exercisable    Price
---------------------------------------------------------------------------
$ 0 - $15    1,298,484        4.54         $12.52     1,193,477     $12.44
 15 -  25    9,405,657        9.13          21.36     1,461,648      21.61
 25 -  35      631,078        8.09          30.39       195,077      30.16
 35 -  45    1,019,374        8.90          38.79       104,415      42.54
            ----------                               ----------
            12,354,593        8.58         $22.33     2,954,617     $19.21
            ----------                               ----------
            ----------                               ----------

Restricted stock grants of the Company's common stock are made pursuant to its Equity Plans. These restricted stock grants are generally issued at no cost to the employee and vest over a period of one to six years. Unearned compensation, which is determined based on the fair market value of the Company's common stock on the date of the award, is charged to stockholders' equity and amortized to expense over the vesting period of the stock. Restricted stock granted to corporate officers provides for accelerated vesting upon certain events, including a change in control of the Company and the involuntary termination of a corporate officer. The following summarizes information with respect to restricted stock granted under the Company's Equity Plans. The weighted average fair value of awards is calculated using the Black-Scholes option pricing model:

                                                      Year Ended
                                      ------------------------------------------
                                      December 31,   December 25,   December 26,
                                          1999           1998           1997
                                      ------------------------------------------
Outstanding, beginning of year           260,921        320,762        451,620
Awarded                                  206,362         13,355          3,038
Vested                                   (43,114)       (24,358)       (94,918)
Forfeited                                (84,489)       (48,838)       (38,978)
                                      -----------    -----------    -----------
Outstanding, end of year                 339,680        260,921        320,762
                                      -----------    -----------    -----------
                                      -----------    -----------    -----------
Weighted average fair value of
  awards                                $  21.52       $  35.40       $  24.65
Compensation expense, net (in
  thousands)                                 834            330            592

EMPLOYEE PROFIT SHARING AND THRIFT PLAN

StorageTek has a Profit Sharing and Thrift Plan whereby employee participants may contribute a portion of their compensation, subject to limits under the Internal Revenue Code. The plan provides for a matching contribution by the Company equal to 50% of the first 6% of the participant's contributions. Effective January 1, 2000, the Company will make a matching contribution equal to 100% of the first 3% of each participant's contributions and a 50% match of the next 4% of each participant's contributions. Company contributions in excess of the matching contribution are contingent upon realization of profits by the Company which, at the sole discretion of the Board of Directors, are adequate to justify a corporate contribution.

The following contributions were made or authorized by the Company to the Profit Sharing and Thrift Plan (in thousands of dollars):

                                                      Year Ended
                                      ------------------------------------------
                                      December 31,   December 25,   December 26,
                                          1999           1998           1997
                                      ------------------------------------------
Matching contributions                   $9,374         $8,987        $ 7,772
Additional contributions                                               11,100
                                      ---------      ---------      ----------
                                         $9,374         $8,987        $18,872
                                      ---------      ---------      ----------
                                      ---------      ---------      ----------

SFAS NO. 123

The Company applies the intrinsic value method set forth in APB No. 25 in accounting for its stock-based compensation plans. Net income (loss) and EPS as reported and as calculated pursuant to SFAS No. 123 to reflect the fair value method of accounting for stock-based compensation plans were as follows (in thousands, except per share amounts):

                                                   Year Ended
                                 -----------------------------------------------
                                 December 31,   December 25,     December 26,
                                     1999           1998             1997
                                 -----------------------------------------------
Net income (loss):
  As reported                      $(74,550)      $198,248         $231,817
  SFAS No. 123                      (95,649)       186,957          221,976
Basic EPS:
  As reported                      $  (0.75)      $   1.91         $   1.93
  SFAS No. 123                        (0.96)          1.80             1.85
Diluted EPS:
  As reported                      $  (0.75)      $   1.86         $   1.89
  SFAS No. 123                        (0.96)          1.78             1.83

Compensation expense for the options granted is computed based on the actual option forfeitures during the year.

The following summarizes the weighted average fair value of options granted using the Black-Scholes option pricing model:

                                                   Year Ended
                                 -----------------------------------------------
                                 December 31,   December 25,     December 26,
                                     1999           1998             1997
                                 -----------------------------------------------
Weighted average fair value
  options granted                   $10.68         $12.61           $ 9.89
Fair value assumptions:
  Dividend yield                         0%             0%               0%
  Volatility                         51.44%         44.41%           42.15%
  Risk-free interest rate             5.83%          5.12%            6.25%
  Expected life (in years)             4.2            4.0              4.3

NOTE 12 -- STOCKHOLDER RIGHTS PLAN

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

NOTE 13 -- FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISKS

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, credit facilities and long-term debt. Except for the long-term debt, the carrying amounts of these financial instruments approximate fair value due to their short maturities and variable rates of interest. The carrying amounts of long-term debt approximate their fair values based upon current rates available for similar types of instruments. The carrying/commitment value and fair value of other financial instruments held by the Company as of December 31, 1999, were as follows (in thousands of dollars):

                                         Carrying/
                                         Commitment        Fair        Unrealized
                                           Value          Value           Gain
                                         ----------------------------------------
Foreign currency options                  $     --       $     --        $   --
Foreign currency forward contracts              --             --            --
Outstanding commitments associated with
  promissory notes denominated in
  foreign currencies                       339,471        333,928         5,543

See below for further discussion of foreign currency options and forward contracts. See Note 5 for further discussion of promissory notes denominated in foreign currencies.

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

The Company periodically utilizes foreign currency options, generally with maturities of less than one year, to hedge a portion of its exposure to exchange-rate fluctuations in connection with anticipated revenue from its international operations. The Company utilizes hedge accounting for its foreign currency options with gains and losses associated with the options deferred and recognized as an adjustment to the underlying revenue transactions. The Company held no foreign currency options as of December 31, 1999. Purchased foreign currency options with a face value of approximately $220,954,000 were held as of December 25, 1998. The fair value of any options held is estimated based on quotes received from the respective counterparty. To the extent an option is terminated or ceases to be effective as a hedge, any gains or losses as of that date are deferred and recognized as an adjustment to the underlying revenue transaction. Deferred realized and unrealized gains and losses associated with any options held are subsequently recognized as an adjustment to the associated revenue in the Consolidated Statement of Operations.

The Company also utilizes forward exchange contracts, generally with maturities of less than two months, to hedge its exposure to exchange-rate fluctuations in connection with anticipated monetary assets and liabilities held in foreign currencies and anticipated revenue from its international operations. The Company held forward foreign exchange contracts with a face value of approximately $188,501,000 as of December 31, 1999, and $140,732,000 as of December 25, 1998. The carrying amounts of these forward foreign exchange contracts equal their fair value as the contracts are adjusted at each balance sheet date for changes in exchange rates. Gains and losses on the forward contracts used to hedge monetary assets and liabilities are recognized as incurred within selling, general, administrative and other income and expense on the Consolidated Statement of Operations as adjustments to the foreign exchange gains and losses on the translation of net monetary assets. Gains and losses on the forward contracts used to hedge anticipated revenue are recognized as incurred as adjustments to revenue.

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

Gains associated with foreign currency translation adjustments and foreign currency transactions, net of associated hedging results, aggregated $1,298,000 in 1999, compared to a loss of $391,000 in 1998, and a gain of $482,000 in 1997.

CONCENTRATIONS OF CREDIT RISK

Other financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash investments, trade receivables, and outstanding letters of credit under the Company's credit facilities. The Company has a cash investment policy which restricts investments to ensure preservation of principal and maintenance of liquidity. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base, and their dispersion across different industries and geographic areas.

NOTE 14 -- OPERATIONS OF BUSINESS SEGMENTS AND IN GEOGRAPHIC AREAS

SIGNIFICANT CUSTOMERS

Revenue from sales of storage products and software to IBM accounted for less than 10% of total revenue in 1999, as compared to 20% in 1998, and 19% in 1997, respectively.

BUSINESS SEGMENTS

The Company was organized into three reportable segments during 1999 based on the definitions of segments provided under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information:" storage products, storage services and storage management software. The storage products segment includes sales of tape, disk and network products for the mainframe and client-server computing environments. The storage services segment provides support services for the Company's and third-party products, integration services, storage consulting and managed storage services. The storage management software segment sells and licenses software tools and applications for improving storage product performance and simplifying information storage management.

The accounting policies utilized in reporting these segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." The Company does not have any intersegment revenue and segment operating performance is evaluated based on gross profit. The segment gross profit equals the consolidated gross profit and the Company does not allocate research and product development costs; selling, general, administrative and other income and expense; interest income; interest expense; or benefit (provision) for income taxes to the segments. The revenue and gross profit by segment is as follows (in thousands of dollars):

                                                      Year Ended
                                      ------------------------------------------
                                      December 31,   December 25,   December 26,
                                          1999           1998           1997
                                      ------------------------------------------
Revenue:
  Storage products                     $1,465,216     $1,520,647     $1,495,038
  Storage services                        718,844        633,821        584,016
  Storage management software             184,171        103,754         65,602
                                      ------------   ------------   ------------
     Total revenue                     $2,368,231     $2,258,222     $2,144,656
                                      ------------   ------------   ------------
                                      ------------   ------------   ------------
Gross profit:
  Storage products                     $  592,822     $  688,050     $  669,914
  Storage services                        221,669        273,662        265,521
  Storage management software             128,493         78,698         37,691
                                      ------------   ------------   ------------
     Total gross profit                $  942,984     $1,040,410     $  973,126
                                      ------------   ------------   ------------
                                      ------------   ------------   ------------

All of the Company's assets are retained and analyzed at the corporate level and are not allocated to the individual segments. Amortization of spare parts associated with the storage services segment was $25,013,000, $19,407,000, and $12,568,000 for 1999, 1998, and 1997, respectively. See Note 1 for information regarding the amortization of capitalized software associated with the storage management software segment. Depreciation on fixed assets, and amortization of goodwill and other amortization, which aggregated $111,507,000, $91,284,000, and $79,052,000 in 1999, 1998, and 1997, respectively, is associated with corporate assets and is not separately identifiable within the reportable segments.

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

                                                              Year Ended
                                              ------------------------------------------
                                              December 31,   December 25,   December 26,
                                                  1999           1998           1997
                                              ------------------------------------------
Revenue:
  United States(1)                             $1,493,870     $1,502,992     $1,478,796
  Europe                                          644,641        577,635        499,297
  Other                                           229,720        177,595        166,563
                                              ------------   ------------   ------------
     Total revenue                             $2,368,231     $2,258,222     $2,144,656
                                              ------------   ------------   ------------
                                              ------------   ------------   ------------
Long-lived assets:
  United States                                $  301,474     $  302,692     $  285,890
  Europe                                           38,843         45,438         51,991
  Other                                            18,569          4,844          4,348
                                              ------------   ------------   ------------
     Total long-lived assets                   $  358,886     $  352,974     $  342,229
                                              ------------   ------------   ------------
                                              ------------   ------------   ------------

---------------

(1) U.S. revenue from unaffiliated customers includes international export sales to customers of $99,533,000 in 1999, $88,654,000 in 1998, and $59,359,000 in
    1997.

NOTE 15 -- QUARTERLY INFORMATION (UNAUDITED)

The consolidated results of operations on a quarterly basis were as follows (in thousands of dollars, except per share amounts):

                                             Quarter Ended 1999
                            ----------------------------------------------------
                            March 26    June 25     September 24    December 31
                            ----------------------------------------------------
Revenue                     $517,503     $654,402      $573,730       $622,596
Cost of revenue              294,086      383,960       343,409        403,792
                            --------     --------    -----------     -----------
  Gross profit               223,417      270,442       230,321        218,804
Operating expenses           211,335      224,326       216,957        240,768
Litigation expense                         82,308        16,274          5,000
Restructuring expense                      20,246        16,082          6,924
                            --------     --------    -----------     -----------
  Operating profit (loss)     12,082      (56,438)      (18,992)       (33,888)
Interest expense, net         (2,969)      (3,642)       (6,053)        (6,550)
                            --------     --------    -----------     -----------
  Income (loss) before
     income taxes              9,113      (60,080)      (25,045)       (40,438)
Benefit (provision) for
  income taxes                (3,300)      21,600         9,000         14,600
                            --------     --------    -----------     -----------
  Net income (loss)         $  5,813     $(38,480)     $(16,045)      $(25,838)
                            --------     --------    -----------     -----------
                            --------     --------    -----------     -----------
Earnings (loss) per common
  share:
  Basic                     $   0.06     $  (0.38)     $  (0.16)      $  (0.26)
                            --------     --------    -----------     -----------
                            --------     --------    -----------     -----------
  Diluted                   $   0.06     $  (0.38)     $  (0.16)      $  (0.26)
                            --------     --------    -----------     -----------
                            --------     --------    -----------     -----------

                                             Quarter Ended 1998
                            ----------------------------------------------------
                             March 27    June 26     September 25    December 25
                            ----------------------------------------------------
Revenue                     $484,891     $542,306      $571,060       $659,965
Cost of revenue              253,389      284,746       304,788        374,889
                            --------     --------    -----------     -----------
  Gross profit               231,502      257,560       266,272        285,076
Operating expenses           170,795      172,988       183,835        199,987
                            --------     --------    -----------     -----------
  Operating profit            60,707       84,572        82,437         85,089
Interest income (expense),
  net                          4,663        3,258          (714)          (264)
                            --------     --------    -----------     -----------
  Income before income
     taxes                    65,370       87,830        81,723         84,825
Provision for income taxes   (24,800)     (33,400)      (31,100)       (32,200)
                            --------     --------    -----------     -----------
  Net income                $ 40,570     $ 54,430      $ 50,623       $ 52,625
                            --------     --------    -----------     -----------
                            --------     --------    -----------     -----------
Earnings per common share:
  Basic                     $   0.38     $   0.51      $   0.50       $   0.53
                            --------     --------    -----------     -----------
                            --------     --------    -----------     -----------
  Diluted                   $   0.37     $   0.50      $   0.48       $   0.52
                            --------     --------    -----------     -----------
                            --------     --------    -----------     -----------

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of
Storage Technology Corporation

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 14.(a)1. and 2. on page 37 present fairly, in all material respects, the financial position of Storage Technology Corporation and its subsidiaries at December 31, 1999 and December 25, 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
March 8, 2000

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                  SCHEDULE II
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           (In Thousands of Dollars)

                                                                  Deductions
                                                                   Accounts
                                                     Additions    Receivable
                                          Balance    Charged to   Written Off
                                         Beginning     Other        Net of        Balance
                                          of Year     Expenses    Recoveries    End of Year
                                         --------------------------------------------------
Accounts for doubtful accounts on
  accounts receivable:

  December 31, 1999                       $20,424      $7,344       $8,276        $19,492
                                         --------    --------     ---------     ---------
                                         --------    --------     ---------     ---------
  December 25, 1998                       $17,924      $6,664       $4,164        $20,424
                                         --------    --------     ---------     ---------
                                         --------    --------     ---------     ---------
  December 26, 1997                       $12,907      $7,625       $2,608        $17,924
                                         --------    --------     ---------     ---------
                                         --------    --------     ---------     ---------

                                                     Additions
                                          Balance    Charged to
                                         Beginning    Cost of     Reductions      Balance
                                          of Year     Revenue     Write-offs    End of Year
                                         --------------------------------------------------
Inventory reserves:

  December 31, 1999                       $39,904     $47,545       $31,576       $55,873
                                         --------    ---------    ---------     ---------
                                         --------    ---------    ---------     ---------
  December 25, 1998                       $45,862     $26,209       $32,167       $39,904
                                         --------    ---------    ---------     ---------
                                         --------    ---------    ---------     ---------
  December 26, 1997                       $51,338     $40,915       $46,391       $45,862
                                         --------    ---------    ---------     ---------
                                         --------    ---------    ---------     ---------

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER                                           DESCRIPTION
   -------                                          -----------
   3.1                      Restated Certificate of Incorporation of Storage Technology
                            Corporation dated July 28, 1987 (filed as Exhibit 3 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended September 25, 1987, and as Exhibit 3.1(ii) to the
                            Company's Quarterly Report on Form 10-Q, for the quarter
                            ended September 29, 1995, filed on November 13, 1995, and
                            incorporated herein by reference)
   3.2                      Certificate of Amendment dated May 22, 1989, to the Restated
                            Certificate of Incorporation dated July 28, 1987 (filed as
                            Exhibit (c)(1) to the Company's Current Report on Form 8-K
                            dated June 2, 1989, and incorporated herein by reference)
   3.3                      Certificate of Second Amendment dated June 2, 1992, to the
                            Restated Certificate of Incorporation dated July 28, 1987
                            (filed as Exhibit 3 to the Company's Quarterly Report on
                            Form 10-Q for the quarter ended June 26, 1992, and
                            incorporated herein by reference)
   3.4                      Restated Bylaws of Storage Technology Corporation, as
                            amended through November 11, 1998 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 19,
                            1998, and incorporated herein by reference)
   4.1                      Specimen Certificate of Common Stock, $0.10 par value of
                            Registrant (filed as Exhibit (c)(2) as to the Company's
                            Current Report on Form 8-K dated June 2, 1989, and
                            incorporated herein by reference)
   4.2                      Rights Agreement dated as of August 20, 1990, between
                            Storage Technology Corporation and First Fidelity Bank,
                            N.A., New Jersey, Rights Agent (filed as Exhibit 4.1 to the
                            Company's Current Report on Form 8-K dated August 20, 1990, and incorporated herein by reference)
   4.3                      Certificate of Designations of Series B Junior Participating
                            Preferred Stock (filed as Exhibit A to Exhibit 4.1 to the
                            Company's Current Report on Form 8-K dated August 8, 1990, and incorporated herein by reference)
   10.1(1)                  1987 Employee Stock Purchase Plan, as amended (filed as part of the Company's Registration Statement on Form S-8 filed
                            September 8, 1994, File No. 33-42818, and incorporated
                            herein by reference)
   10.2(1)                  1995 Equity Participation Plan (filed as Exhibit 10.1 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 1995, filed on August 11, 1995, and
                            incorporated herein by reference)
   10.3(1)                  Storage Technology Corporation MBO Plan (filed as Exhibit
                            10.1 to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended July 1, 1994, filed on August 12, 1994, and
                            incorporated herein by reference)
   10.4(1)                  Storage Technology Corporation Amended and Restated Stock
                            Option Plan for Non-Employee Directors (filed as Exhibit
                            10.2 to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)
   10.5(1)                  Employment Agreement between the Company and David E. Weiss
                            (filed as Exhibit 10.2 to the Company's Quarterly Report on
                            Form 10-Q for the quarter ending June 25, 1999, filed on
                            August 9, 1999 and incorporate herein by reference)
   10.6(1/2)                Storage Technology Corporation Amended and Restated 1987
                            Employee Stock Purchase Plan, dated September 16, 1999.

------------------------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2   Indicates exhibits filed with this Annual Report on Form 10-K.

   EXHIBIT
   NUMBER                                           DESCRIPTION
   -------                                          -----------
   10.7(1)                  Agreement between the Company and Gary Francis, dated August
                            19, 1997 (filed as Exhibit 10.25 to the Company's Annual
                            Report on Form 10-K for the year ended December 26, 1997,
                            and incorporated herein by reference)
   10.8(1/2)                Form of Executive Officer Employment Agreement between the
                            Company and Each Executive Officer Named in Exhibit 10.10
                            hereto, dated October 1999.
   10.9(1/2)                Schedule of Differences in Terms and Conditions of Executive
                            Officer Employment Agreement
   10.10(1/2)               Offer Letter, dated May 3, 1999, from the Company to James
                            Bartlett
   10.11(1/2)               Offer Letter, dated August 11, 1999, from the Company to
                            Susan Bailey
   10.12(1/2)               Termination Agreement, dated December 31, 1999, between the
                            Company and James Bartlett
   10.13()                  Credit Agreement dated as of October 23, 1997, among the
                            Company and Bank of America National Trust and Savings
                            Association, as Agent, Swingline Bank, and Letter of Credit
                            Issuing Bank, and the other financial institutions party
                            thereto (filed as Exhibit 10.28 to the Company's Annual
                            Report on Form 10-K for the year ended December 26, 1997,
                            and incorporated herein by reference)
   10.14(2)                 Amended and Restated Credit Agreement, dated as of January
                            13, 2000, among the Company, Bank of American, N.A., as
                            Administrative Agent, Swingline Bank and Letter of Credit
                            Issuing Bank and the other financial institutions party
                            thereto
   10.15(2)                 Credit Agreement, dated as of January 13, 2000, among the
                            Company, Bank of America, N.A. and the other financial
                            institutions party thereto
   10.16(2)                 Security Agreement, dated as of January 13, 2000, by and
                            among the Company, Bank of America, N.A., as Collateral
                            Agent for itself and other Secured Parties referred to
                            therein
   10.17                    Contingent Multicurrency Note Purchase Commitment Agreement
                            dated as of December 12, 1996, between the Company and Bank of America National Trust and Savings Association (filed as
                            Exhibit 10.29 to the Company's Annual Report on Form 10-K
                            for the year ended December 27, 1996, and incorporated
                            herein by reference)
   10.18                    Second Amendment to Second Amended and Restated Contingent
                            Multicurrency Note Purchase Commitment Agreement dated
                            November 20, 1998, between Bank of America National Trust
                            and Savings Association and the Company. (filed as Exhibit
                            10.19 to the Company's Annual Report on Form 10-K for the
                            year ended December 25,1998 and incorporated herein by
                            reference)
   10.19(2)                 Third Amendment to Second Amended and Restated Contingent
                            Multicurrency Note Purchase Commitment Agreement dated
                            August 13, 1999, between Bank of America National Trust and
                            Savings Association and the Company
   10.20(2)                 Fourth Amendment to Second Amended and Restated Contingent
                            Multicurrency Note Purchase Commitment Agreement dated
                            January 5, 2000, between the Company and Bank of America,
                            N.A
   21.0(2)                  Subsidiaries of Registrant
   23.1(2)                  Consent of PricewaterhouseCoopers LLP
   24.0(2)                  Powers of Attorney
   27.0(2)                  Financial Data Schedule

------------------------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2   Indicates exhibits filed with this Annual Report on Form 10-K.