Form 10-Q
period 2000-03-31
STORAGE TECHNOLOGY CORP
filed 2000-05-12
CIK 94673

Form 10-Q
==============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended March 31, 2000
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the transition period from _______ to ________


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

Common stock ($.10 Par Value) - 100,717,973 shares outstanding at May 5, 2000.

                               Page 2, Form 10-Q






               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                              INDEX TO FORM 10-Q
                                March 31, 2000

                                                                          PAGE
                                                                         ------
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

              Consolidated Balance Sheet                                    3

              Consolidated Statement of Operations                          4

              Consolidated Statement of Cash Flows                          5

              Notes to Consolidated Financial Statements                    6

      Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       11

      Item 3 - Quantitative and Qualitative Disclosures about Market Risk  26



PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                           27

      Item 6 - Exhibits and Reports on Form 8-K                            29

      Exhibit Index                                                        32

                               Page 3, Form 10-Q




                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          (In Thousands of Dollars)



                                                          03/31/00    12/31/99
                                                       ------------------------
                                                       (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                            $   228,467   $ 215,421
  Accounts receivable                                      482,586     627,435
  Inventories (Note 2)                                     231,575     260,642
  Deferred income tax assets                               123,857     124,588
                                                        ----------   ---------
     Total current assets                                1,066,485   1,228,086


Property, plant and equipment, net                         301,016     322,061
Spare parts for maintenance, net                            45,777      41,995
Deferred income tax assets                                  41,285      40,882
Other assets                                               111,362     102,451
                                                        ----------   ---------
     Total assets                                       $1,565,925  $1,735,475
                                                         =========   =========


LIABILITIES

Current liabilities:

  Credit facilities                                    $   194,475  $  286,152
  Current portion of long-term debt                         10,148      13,943
  Accounts payable                                          82,684     111,253
  Accrued liabilities                                      314,961     303,110
  Income taxes payable                                      53,437      72,865
                                                       ----------- -----------
     Total current liabilities                             655,705     787,323
Long-term debt                                              27,798      28,953
                                                       ----------- -----------
     Total liabilities                                     683,503     816,276
                                                       ----------- -----------

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 300,000,000 shares authorized;
  100,840,939 shares issued at March 31, 2000, and
  100,825,390 shares issued at December 31, 1999            10,084      10,083
Capital in excess of par value                             832,682     830,780
Retained earnings                                           45,166      84,704
Treasury stock of 113,774 shares at March 31, 2000,
  and at December 31, 1999                                  (2,334)     (2,334)
Unearned compensation                                       (3,176)     (4,034)
                                                      ------------ -----------
     Total stockholders' equity                            882,422     919,199
                                                      ------------ -----------
                                                        $1,565,925  $1,735,475
                                                      ============ ===========


          The accompanying notes are an integral part of the consolidated financial statements.

                               Page 4, Form 10-Q





               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)
                   (In Thousands, Except Per Share Amounts)





                                                   Quarter Ended
                                            -------------------------
                                              03/31/00     03/26/99
                                            -------------------------
Revenue
   Storage products                          $301,112     $357,027
   Storage services                           158,557      160,476
                                              -------      -------
      Total revenue                           459,669      517,503
                                              -------      -------

Cost of revenue
   Storage products                           196,754      199,723
   Storage services                           108,362       94,363
                                              -------      --------
      Total cost of revenue                   305,116      294,086
                                              -------      -------

  Gross profit                                154,553      223,417


Research and product development costs         65,180       73,476
Selling, general, administrative and
  other income and expense, net               134,120      137,859
Restructuring expense (Note 5)                 11,442
                                              -------      -------
  Operating profit (loss)                     (56,189)      12,082

Interest expense                               (6,325)      (3,899)
Interest income                                 1,676          930
                                              -------      -------
  Income (loss) before income taxes           (60,838)       9,113

Benefit (provision) for income taxes           21,300       (3,300)
                                              -------      -------
  Net income (loss)                          $(39,538)    $  5,813
                                              =======      =======




EARNINGS (LOSS) PER COMMON SHARE (Note 8)

Basic earnings (loss) per share              $  (0.39)    $    0.06
                                              =======      ========

Weighted-average shares                       100,387        99,804
                                              =======      ========


Diluted earnings (loss) per share            $  (0.39)    $    0.06
                                              =======      ========

Weighted-average and dilutive
  potential shares                            100,387       101,982
                                              =======      ========


       The accompanying notes are an integral part of the consolidated financial statements.

                               Page 5, Form 10-Q






               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                          (In Thousands of Dollars)

                                                         Quarter Ended
                                                     ------------------------
                                                     03/31/00      03/26/99
                                                     ------------------------
OPERATING ACTIVITIES
Cash received from customers                          $ 615,104   $ 628,897
Cash paid to suppliers and employees                   (465,310)   (573,249)
Cash paid for restructuring activities (Note 5)         (10,142)
Interest paid                                            (5,927)     (3,356)
Interest received                                         1,676         930
Income tax refunded, net                                  2,547      16,144
                                                       --------    --------
   Net cash provided by operating activities            137,948      69,366
                                                       --------    --------

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net         (20,955)    (32,498)
Other assets, net                                        (7,588)     (2,582)
                                                       --------    --------
Net cash used in investing activities                   (28,543)    (35,080)
                                                       --------    --------

FINANCING ACTIVITIES
Repayments of credit facilities, net                    (92,992)    (26,887)
Repayments of other debt, net                              (426)     (1,527)
Repurchases of common stock                                         (17,427)
Proceeds from employee stock plans                          183       3,820
                                                       --------    --------
   Net cash used in financing activities                (93,235)    (42,021)
                                                       --------    --------

   Effect of exchange rate changes on cash               (3,124)     (6,472)
                                                       --------    --------

Increase (decrease) in cash and cash equivalents         13,046     (14,207)
   Cash and cash equivalents - beginning of the period  215,421     231,985
                                                       --------    --------
Cash and cash equivalents - end of the period         $ 228,467   $ 217,778
                                                       ========    ========


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES
Net income (loss)                                     $ (39,538)  $   5,813
Depreciation and amortization expense                    38,521      26,901
Inventory write downs                                    33,831       9,501
Non-cash restructuring expense (Note 5)                   1,300
Translation loss                                          7,902      11,201
Other non-cash adjustments to income                     10,558      (7,803)
Decrease in accounts receivable                         157,914     110,039
(Increase) decrease in inventories, net                  (3,543)    (71,322)
Increase in spare parts                                 (11,511)       (997)
(Increase) decrease in deferred income tax assets, net    2,334      (3,031)
Decrease in accounts payable and accrued liabilities    (38,221)    (32,459)
Increase (decrease) in income taxes payable             (21,599)     21,523
                                                       --------    --------
   Net cash provided by operating activities          $ 137,948   $  69,366
                                                       ========    ========

  The accompanying notes are an integral part of the consolidated financial statements.

                               Page 6, Form 10-Q




               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1 - BASIS OF PREPARATION
------------------------------

The accompanying consolidated financial statements of Storage Technology Corporation and its subsidiaries (StorageTek or the Company) have been prepared in accordance with the Securities and Exchange Commission requirements for Form 10-Q. In the opinion of management, these statements reflect all adjustments necessary for the fair presentation of results for the periods presented, and such adjustments are of a normal, recurring nature. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - INVENTORIES
--------------------

Inventories, net of the associated reserves, consist of the following (in thousands of dollars):

                                              03/31/00          12/31/99
                                             ---------------------------
      Raw materials                           $ 63,376          $ 59,141
      Work-in-process                           40,070            45,717
      Finished goods                           128,129           155,784
                                               -------           -------
                                              $231,575          $260,642
                                               =======           =======

NOTE 3 - DEBT AND FINANCING ARRANGEMENTS
----------------------------------------

The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $120,000,000 at any one time. The agreement, which expires in January 2001, provides for commitments by the bank to purchase the Company's promissory notes denominated in a number of foreign currencies. As of March 31, 2000, the Company had promissory notes of $49,475,000 outstanding under this financing agreement and had committed to borrowings between April 2000 and January 2001 in the cumulative principal amount of approximately $276,922,000. The notes must be repaid only to the extent of future revenue. Obligations under the agreement are not cancelable by the Company or the bank. Gains and losses associated with changes in the underlying foreign currencies are deferred during the commitment period and recognized as an adjustment to the revenue supporting the note repayment at the time the bank purchases the promissory notes. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance. The weighted average interest rate associated with the promissory notes outstanding as of March 31, 2000, was 8.47%. Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount up to the outstanding balance of the promissory notes.

See the Company's 1999 Form 10-K for additional information regarding the Company's debt and financing arrangements.

                               Page 7, Form 10-Q


NOTE 4 - LITIGATION
-------------------

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2,400,000,000. On December 28, 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the Court of Appeals). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. On July 15, 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. On August 30, 1999, Stuff filed a notice of appeal with the Appeals Court seeking to overturn the decision of the District Court. Subsequently, the parties have filed various appellate briefs. No oral argument date has been set. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

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

NOTE 5 - RESTRUCTURING
----------------------

On October  28,  1999,  the  Company  announced  a broad  restructuring  program
intended  to  return  the  Company  to   profitability.   Key  elements  of  the
restructuring plan include:

o an anticipated reduction of approximately 1,200 to 1,400 positions, with approximately 550 positions eliminated during fiscal year 1999 and the majority of the remaining reductions projected to be completed by the end of the second quarter of 2000;

o a reduction in investment in certain businesses, including consulting and integration services and managed storage services;

o a recommitment to the Company's core strengths of tape automation, virtual storage and open storage area networks (including related maintenance and professional services);

o modifications to the sales model for the United States and Canada intended to improve productivity and increase account coverage and growth;

o  other   organizational   and  operational   changes   intended  to  improve
   efficiency and competitiveness.

                               Page 8, Form 10-Q


The elements of the restructuring included an involuntary reduction in headcount, the elimination of a significant number of temporary employee positions, and managing the replacement of terminating employees due to normal attrition. The headcount reductions were targeted in all areas of the Company.

The following table summarizes the reserves in connection with the first quarter of 2000 restructuring activities (in thousands of dollars):

                                Employee     Asset    Other Exit
                               Severance   Writedowns    Costs        Total
                               ---------------------------------------------

  Balances, December 31, 1999  $  3,917                             $  3,917
  Restructuring expense          10,429       $ 760      $   253      11,442
  Cash payments                 (10,142)                             (10,142)
  Asset writedowns                             (760)                    (760)
                                -------        ----       ------     -------
  Balances, March 31, 2000     $  4,204       $   0      $   253    $  4,457
                                =======        ====       ======     =======

Employee severance expense of $10,429,000 was recognized during the first quarter of 2000 in connection with the restructuring. This expense is comprised of separation charges related to the fixed and determinable severance payments owed to approximately 550 employees who were involuntarily terminated during the first quarter of 2000 in connection with the restructuring. Substantially all of the $4,204,000 of severance charges incurred, but not paid, as of March 31, 2000, relate to severance payments which are expected to be paid within the next three months.

On March 30, 2000, the Company spun off its managed storage services business. The Company contributed various assets into a company, including accounts receivable, storage hardware and software products, intellectual property, and fixed assets. In consideration for its contribution, the Company received redeemable preferred stock and a minority interest in the common stock of the new company. The common stock investment will be accounted for using the cost method of accounting. An asset writedown of $760,000 was recognized as part of the restructuring charges in the first quarter of 2000 to reflect the excess of the carrying value of the assets contributed over the carrying value of the investment received by the Company.

Other exit costs of $253,000 were recognized during the first quarter of 2000 associated with legal expenses incurred in connection with the spin-off of the managed storage services business.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

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

                               Page 9, Form 10-Q


In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133." SFAS No. 137 has the effect of delaying the required adoption date of SFAS No. 133 for the Company until January 2001. The Company continues to evaluate the impact of SFAS No. 133 and its associated interpretations on its consolidated financial statements and its plans for adopting the new accounting standard.

In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance regarding the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In March 2000, the SEC issued SAB 101A that delayed the required implementation of SAB 101 until the second quarter of 2000. The Company is currently evaluating the impact, if any, of adopting SAB 101.

NOTE 7 - OPERATIONS OF BUSINESS SEGMENTS
----------------------------------------

In the first quarter of 2000, the Company changed its reportable segments to reflect changes in its business operations resulting from its restructuring activities. The Company is now organized into two reportable segments based on the definitions of segments provided under SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information": storage products and storage services. The principle effect of this change was the reclassification of storage management software from a separate reportable segment to its inclusion within the storage products segment, and the reclassification of storage integration products from the storage services segment to the storage products segment. The 1999 quarterly segment data has been restated to conform to the current year presentation.

The storage products segment sells tape, disk, network, and other products for the enterprise and client-server computing environment including storage area networks (SAN) and licenses software tools and applications for improving storage product performance and simplifying information storage management. The storage services segment provides maintenance services for the Company's and third party products, as well as storage consulting services associated mainly with SAN's, virtual technologies and software solutions.

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

                                                Quarter Ended
                                          ----------------------
                                          03/31/00      03/26/99
                                          ----------------------
          Revenue:
          Storage products                $301,112      $357,027
          Storage services                 158,557       160,476
                                           -------       -------
               Total revenue              $459,669      $517,503
                                           =======       =======

          Gross profit:
            Storage products              $104,358      $157,304
            Storage services                50,195        66,113
                                           -------       -------
               Total gross profit         $154,553      $223,417
                                           =======       =======

                               Page 10, Form 10-Q


The following table provides supplemental financial data regarding revenue from the Company's storage products segment (in thousands of dollars):

                                                 Quarter Ended
                                            ----------------------
                                            03/31/00      03/26/99
                                            ----------------------

            Tape products                  $233,668      $251,433
            Disk products                    31,828        88,186
            Network and other                35,616        17,408
                                            -------       -------
              Total storage products
                revenue                    $301,112      $357,027
                                            =======       =======

NOTE 8 - EARNINGS (LOSS) PER COMMON SHARE
-----------------------------------------

The  following  table  presents the  calculation  of basic and diluted  earnings
(loss) per share (in thousands of dollars, except per share amounts):

                                                    Quarter Ended
                                              --------------------------
                                              03/31/00          03/26/99
                                              --------------------------

      Net income (loss)                       $(39,538)         $  5,813
                                               =======           =======

      Denominator:
      Basic weighted-average shares            100,387            99,804
      Effect of dilutive shares                                    2,178
                                               -------           -------
      Diluted weighted-average shares          100,387           101,982
                                               =======           =======

      Basic earnings (loss) per share         $  (0.39)         $   0.06
                                               =======           =======

      Diluted earnings (loss) per share       $  (0.39)         $   0.06
                                               =======           =======

Options to purchase 12,481,628 shares of common stock were outstanding as of March 31, 2000, but not included as common stock equivalents in the computation of diluted EPS, as these options are antidilutive as a result of the net loss incurred for the first quarter ended March 31, 2000.

                               Page 11, Form 10-Q



               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                MARCH 31, 2000


All assumptions, anticipations, expectations and forecasts contained in the following discussion regarding the Company's future product and business plans, financial results, performance and events are forward-looking statements within the meaning of the Private Securities Reform Act of 1995. The Company's actual results may differ materially because of a number of risks and uncertainties. Some of these risks are detailed below in "Factors That May Affect Future
Results" and elsewhere in this Form 10-Q. The forward-looking statements contained herein represent a good-faith assessment of the Company's future performance for which management believes there is a reasonable basis. The Company disclaims any obligation to update information on forecasts contained herein, except as may be otherwise required by law.

GENERAL
-------

The Company reported a net loss for the first quarter ended March 31, 2000, of $39.5 million, or $0.39 per share, on revenue of $459.7 million, compared to net income for the first quarter of 1999 of $5.8 million, or $0.06 per share, on revenue of $517.5 million. The Company's reported results for the first quarter of 2000 included one-time pre-tax expenses associated with restructuring and other related charges of $26.3 million. Excluding the one-time expense, net of tax, the Company would have reported a net loss of $22.5 million or $0.22 per share for the quarter ended March 31, 2000.

Many of the Company's customers undertake detailed procedures relating to the evaluation, testing, implementation and acceptance of the Company's products and services. This evaluation process results in a variable sales cycle, and makes it difficult to predict if or when revenue will be earned. Further, gross margins may be adversely impacted in an effort to complete the sales cycle. The Company's financial results may be adversely impacted in future periods by its variable sales cycle, particularly during 2000 as it completes the implementation of changes to the sales model in the United States and Canada. Future financial results are also dependent upon the Company's ability to manage its costs and operating expenses in line with revenue; the timely development, manufacture and introduction of new products and services; successfully managing the development of new direct and indirect sales channels; the implementation of its storage area network (SAN) strategy; and the execution of its ongoing restructuring activities. For the discussion of these and other risk factors, see "Factors That May Affect Future Results," below.

In April 1999, the Company first announced plans to restructure its business. In October 1999, the Company announced further restructuring plans. These restructuring activities are intended to return the Company to profitability. The Company currently anticipates it will incur an additional $5 million to $10 million in restructuring costs in the second quarter of 2000, at which time the majority of the Company's restructuring activities are expected to be complete. The Company's sales revenue in 2000 may be adversely effected by disruptions to its sales organizations and customers associated with its restructuring activities. The Company estimates annual savings of approximately $40 million were realized in connection with the April 1999 restructuring and the October 1999 restructuring is expected to yield annualized savings of approximately $150 million when fully implemented. There can be no assurance that the restructuring activities described above will be successful or sufficient to allow the Company to

                               Page 12, Form 10-Q


realize the expected annualized savings or that additional restructuring activities may not be required in future periods. See "Restructuring," below for further discussion of the restructuring activities.

The Company's operating activities provided cash of $137.9 million during the first quarter of 2000 compared to cash of $69.4 million generated from operations during the same period in 1999. The increase in cash generated from operations during the first quarter of 2000, compared to the same period in 1999, was primarily the result of progress in the Company's efforts to more effectively manage working capital. Benefits were realized during the quarter in the form of reductions in accounts receivable days sales outstanding and reduced spending on inventory. See "Liquidity and Capital Resources -- Working Capital" for additional discussion of working capital. Cash used in investing activities decreased from $35.1 million during the first quarter of 1999 to $28.5 million during the first quarter of 2000 primarily due to efforts to control capital spending on property, plant and equipment. Cash used in financing activities of $93.2 million during the first quarter of 2000 reflects debt repayments of $93.4 million.

The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information and revenue by segment.

                                                    Quarter Ended
                                              --------------------------
                                              03/31/00          03/26/99
                                              --------------------------
Storage products:
  Tape products                                 50.8%             48.6%
  Disk products                                  6.9              17.0
  Network and other products                     7.8               3.4
                                               -----             -----
   Total storage products                       65.5              69.0
Storage services                                34.5              31.0
                                               -----             -----
      Total revenue                            100.0             100.0
Cost of revenue                                 66.4              56.8
                                               -----             -----
      Gross profit                              33.6              43.2
Research and product development costs          14.2              14.2
Selling, general, administrative and other
  income and expense, net                       29.1              26.7
Restructuring expense                            2.5
                                               -----             -----
      Operating profit (loss)                  (12.2)              2.3
Interest income (expense), net                  (1.0)             (0.5)
                                               -----             -----
      Income (loss) before income taxes        (13.2)              1.8
Benefit (provision) for income taxes             4.6              (0.7)
                                               -----             -----
      Net income (loss)                         (8.6)%             1.1%
                                               =====             =====

REVENUE
-------

STORAGE PRODUCTS

The Company's storage products revenue includes sales of tape, disk, and network and other products for the enterprise and client-server markets, including SANs. Revenue generated from storage products decreased 16% during the first quarter of 2000, compared to the same period in 1999.

                               Page 13, Form 10-Q



Tape Products

Tape product revenue decreased 7% during the first quarter of 2000, compared to the same period in 1999, primarily due to decreased revenue from TimberLine(R) 9490, a 36-track cartridge subsystem; PowderHorn(R) 9310, an automated cartridge system library; and other earlier generation enterprise tape products. The decrease in revenue for these products reflects both lower selling prices and decreases in the number of units sold. These revenue declines also reflect the continued shift in the marketplace from enterprise to client-server tape products. These declines were partially offset by increased sales of the 9840 high-performance tape drive and Virtual Storage Manager(R) (VSM). VSM is a data storage software solution designed for the enterprise tape market to improve performance, cartridge utilization, and overall management of data storage. Initial sales of the Company's recently introduced L-180 tape library during the first quarter of 2000 offset declines in the sale of earlier generation Timberwolf automated tape products.

Future revenue growth from tape products is dependent upon increasing market acceptance for VSM as well as the timely introduction of new tape products and enhancements which are in the design, preliminary engineering or engineering validation testing phase. Because VSM is a complex system, it is difficult to predict the timing and extent that VSM will gain further market acceptance. There can be no assurances that the Company will be successful in increasing market acceptance for VSM. See "Factors That May Effect Future Results - New Products and Services; Emerging Markets," for a discussion of the risks associated with the introduction of new products.

Disk Products

Disk product revenue decreased 64% during the first quarter of 2000, compared to the same period in 1999, primarily due to a decrease in OEM sales to International Business Machines Corporation (IBM) of disk storage products and software designed for the enterprise market. The Company does not anticipate any significant sales revenue from IBM in 2000. Sales of OPENstorage Disk products also decreased during the first quarter of 2000 as the Company transitioned away from products supplied by Data General. In the third quarter of 1999, Data
General was acquired by EMC Corporation, a competitor of the Company. These decreases were partially offset by direct sales of the Company's Shared Virtual Arrary (SVA) disk products, the next generation of SVA disk products that became available in February 2000. There can be no assurance that the Company will not continue to experience decreased sales of disk products as it shifts emphasis to direct sales, or that the Company's current and future products will gain additional market acceptance.

Network and Other Products

Network and other product revenue increased 105% during the first quarter of 2000, compared to the same period in 1999, primarily due to increased sales of StorageTek and third-party network products designed for the SAN market. This increase was partially offset by decreased revenue from the earlier generation connectivity products.

The Company's storage products revenue during 2000 may be adversely impacted by its variable sales cycle and by disruptions to its sales organization and customers associated with its restructuring activities. Future revenue growth in the Company's storage products segment is significantly dependent upon the continued demand for its client-server tape automation products, successfully replacing OEM sales of disk products to IBM with direct sales of disk products, and gaining greater market acceptance of

                               Page 14, Form 10-Q


the Company's SAN network products. There can be no assurances that the Company will be successful in these endeavors. See "Factors That May Affect Future Results -- New Products, Markets and Distribution Channels; Emerging
Markets,"  for a discussion of the risks associated   with  the   introduction
and  manufacture  of  new  products  and distribution channels.

STORAGE SERVICES

The Company's storage services revenue primarily includes revenue associated with the maintenance of the Company's and third party storage products, as well as storage consulting and integration services revenue. Storage services revenue decreased 1% during the first quarter of 2000, compared to the same period in 1999, primarily due to reduced revenue from storage consulting services.

The Company anticipates decreased revenue from storage services during 2000 due to the Company's exit from managed storage services and certain lower-margin consulting and integration service activities in connection with its restructuring. There can be no assurance that maintenance revenue will not decline in future periods as the customer base continues to shift to the client-server marketplace and the Company places increased emphasis on indirect distribution channels. Maintenance revenue may also be adversely affected in future periods to the extent older products currently under maintenance contracts are replaced by newer products with extended warranties.

GROSS PROFIT
------------

Gross profit margins decreased to 34% during the first quarter of 2000, compared to 43% in the same period in 1999, as a result of declines in profit margins for both the product and services segments. Gross margins for the Company's products segment decreased from 44% in the first quarter of 1999 to 35% in the first quarter of 2000. This decline reflects a decline in the selling prices for disk products and earlier generation tape products; increased sales of tape cartridges for use in the 9840; and third-party network products which have lower profit margins; a decline in sales of software to IBM; unfavorable manufacturing variances associated with excess manufacturing capacity; and one-time inventory writedowns incurred in connection with the Company's restructuring activities. Gross margins from the services segment decreased from 41% in the first quarter of 1999 to 32% in the first quarter of 2000. Storage service margins in the first quarter of 2000 were adversely impacted by increased pricing pressures associated with the maintenance of storage products in the client-server market, increased maintenance costs associated with certain tape products, and losses associated with storage consulting and integration service activities.

The markets for the Company's products and services are subject to intense price competition. The Company anticipates that price competition for its products and services will continue to have a significant impact on the Company's gross profit margins. The Company's ability to sustain or improve gross margins is significantly dependent upon gaining operational efficiencies in connection with the restructuring activities, achieving cost improvements associated with the sourcing of production materials, the implementation of pricing controls and asset management disciplines, and driving improved profitability from the Company's continuing consulting services and integration activities. Storage product gross margins may be affected in future periods by inventory reserves and writedowns resulting from rapid technological changes or delays in gaining market acceptance for products.

                               Page 15, Form 10-Q


RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------

Research and product development expenses decreased 11% during the first quarter of 2000, compared to the same period in 1999, due to the elimination of several lower priority research and product development programs in connection with the restructuring. The Company is focusing research and development activities on the core businesses of tape and automation, virtual technologies, and SAN implementations. See "Restructuring," below, for discussion of the restructuring activities.

SELLING, GENERAL, ADMINISTRATIVE AND OTHER
------------------------------------------

Selling, general, administrative and other income and expense (SG&A) decreased 3% during the first quarter of 2000, compared to the same period in 1999. General and Administrative expenses decreased during the first quarter of 2000 due to reduced headcount and a reduction in spending on internal information systems. Selling expenses decreased during the first quarter of 2000 as a result of reduced spending on product marketing activities, as well as reduced bonus and commission expenses. The decrease in bonus and commissions reflects reduced U.S. sales revenue as well as benefits associated with modifications in these plans in connection with the restructuring. These decreases were partially offset by increased selling expenses from international operations due to a shift from OEM sales to IBM during the first quarter of 1999 to direct sales during the first quarter of 2000 which require associated bonus and commission payments.

LITIGATION
----------

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2.4 billion. On December 28, 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the Court of Appeals). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. On July 15, 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. On August 30, 1999, Stuff filed a notice of appeal with the Appeals Court seeking to overturn the decision of the District Court. Subsequently, the parties have filed various appellate briefs. No oral argument date has been set. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

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

                               Page 16, Form 10-Q


RESTRUCTURING
-------------

On October  28,  1999,  the  Company  announced  a broad  restructuring  program
intended  to  return  the  Company  to   profitability.   Key  elements  of  the
restructuring plan include:

o an anticipated reduction of approximately 1,200 to 1,400 positions, with approximately 550 positions eliminated during fiscal year 1999 and the majority of the remaining reductions projected to be completed by the end of the second quarter of 2000;

o a reduction in investment in certain businesses, including consulting and integration services and managed storage services;

o a recommitment to the Company's core strengths of tape automation, virtual storage and open storage area networks (including related maintenance and professional services);

o modifications to the sales model for the United States and Canada intended to improve productivity and increase account coverage and growth;

o  other   organizational   and  operational   changes   intended  to  improve
   efficiency and competitiveness.

The elements of the restructuring included an involuntary reduction in headcount, the elimination of a significant number of temporary employee positions, and managing the replacement of terminating employees due to normal attrition. The headcount reductions were targeted in all areas of the Company.

The following table summarizes the reserves in connection with the first quarter of 2000 restructuring activities (in thousands of dollars):

                                Employee     Asset    Other Exit
                               Severance   Writedowns    Costs        Total
                               ---------------------------------------------

  Balances, December 31, 1999  $  3,917                             $  3,917
  Restructuring expense          10,429       $ 760      $   253      11,442
  Cash payments                 (10,142)                             (10,142)
  Asset writedowns                             (760)                    (760)
                                -------        ----       ------     -------
  Balances, March 31, 2000     $  4,204       $   0      $   253    $  4,457
                                =======        ====       ======     =======

Employee severance expense of $10.4 million was recognized during the first quarter of 2000 in connection with the October 1999 restructuring. This expense is comprised of separation charges related to the fixed and determinable severance payments owed to approximately 550 employees who were involuntarily terminated during the first quarter of 2000 in connection with the restructuring. Substantially all of the $4.2 million of severance charges incurred, but not paid, as of March 31, 2000, relate to severance payments associated with the October 1999 restructuring and are expected to be paid within the next three months.

On March 30, 2000, the Company spun off its managed storage services business. The Company contributed various assets into a company, including accounts receivable, storage hardware and software products, intellectual property, and fixed assets. In consideration for its contribution, the Company received redeemable preferred stock and a minority interest in the common stock of the new company. The common stock investment will be accounted for using the cost method of accounting. An asset writedown of $760,000 was recognized as part of the restructuring charges in the first quarter of 2000 to

                               Page 17, Form 10-Q


reflect the excess of the carrying value of the assets contributed over carrying value of the investment received by the Company.

Other exit costs of $253,000 were recognized during the first quarter of 2000 associated with legal expenses incurred in connection with the spin-off of the managed storage services business.

The Company currently anticipates it will incur an additional $5 million to $10 million in restructuring charges during the second quarter of 2000 at which time the majority of the Company's restructuring activities are expected to be complete. The majority of these charges are expected to relate to employee severance payments to approximately 300 employees.

The Company has now reached its goal of reducing 1,200 to 1,400 positions. A net reduction of approximately 1,250 positions was achieved through a combination of involuntary severances, limiting the replacement of terminating employees due to normal attrition, and eliminating certain contractors, temporary employees and other non-permanent positions. In the first quarter of 2000 the Company also completed modifications to its bonus and commission plans to better align the sales organization in order to drive operating profits. Restructuring activities which remain to be completed as of the end of the first quarter of 2000 in order to achieve the anticipated savings include implementing operating improvements which emphasize the efficient management of working capital.

The Company estimates annual savings of approximately $40 million were realized in connection with the April 1999 restructuring. The Company anticipates annual savings of approximately $150 million will result from the restructuring activities initiated in October 1999. Because the restructuring activities will be ongoing throughout the year, the Company anticipates the realized savings for the year 2000 will be slightly in excess of $100 million. Based on the restructuring activities completed to date and the remaining restructuring activities, the Company does not anticipate any material incremental operating expenses will be incurred on an on-going basis.

The complexity of the Company's restructuring activities and the rapidly changing business environment in which the Company operates make it difficult to predict the amount and timing of restructuring charges which will be incurred, and the amount and timing of anticipated benefits which will be realized. The Company's sales revenue in 2000 may be adversely effected by disruptions to its sales organization and customers as it completes the implementation of restructuring activities.

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

INTEREST INCOME AND EXPENSE
---------------------------

Interest expense increased $2.4 million during the first quarter of 2000, compared to the same period in 1999, due to higher interest rates and an increase in outstanding debt. Interest income increased $746,000 during the first quarter of 2000, compared to the same period in 1999, primarily as a result of an increase in cash available for investment.

                               Page 18, Form 10-Q


INCOME TAXES
------------

The Company's effective tax rate decreased from 36% the first quarter of 1999, to 35% for the first quarter of 2000.

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, management has determined that the Company will more likely than not realize $165.1 million of deferred income tax assets as of March 31, 2000. The Company's valuation allowance of approximately $14.5 million as of March 31, 2000, relates principally to net deductible temporary differences, tax credit carryforwards and net operating loss carryforwards associated with the Company's foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Working Capital

The Company's operating activities provided cash of $137.9 million during the first quarter of 2000 compared to cash of $69.4 million generated from operations during the same period in 1999. The increase in cash generated from operations during the first quarter of 2000, compared to the same period in 1999, was primarily the result of progress in the Company's efforts to more effectively manage working capital. Benefits were realized during the quarter in the form of reductions in accounts receivable days sales outstanding and reduced spending on inventory. See "Liquidity and Capital Resources -- Working Capital" for additional discussion of working capital. Cash used in investing activities decreased from $35.1 million during the first quarter of 1999 to $28.5 million during the first quarter of 2000 primarily due to efforts to control capital spending on property, plant and equipment. Cash used in financing activities of $93.2 million during the first quarter of 2000 reflects debt repayments of $93.4 million.

Available Financing Lines

The Company has a revolving credit facility (the Primary Revolver) which expires in October 2001. The credit limit available under the Primary Revolver ($275 million as of March 31, 2000) is reduced by $12.5 million on the last day of each calendar quarter. The terms of the Primary Revolver were amended in January 2000 to be secured by the Company's U.S. accounts receivable and U.S. inventory. The interest rates under the Primary Revolver depend upon the repayment period of the advance selected and the Company's rolling four quarter Total Debt to Earnings before Interest, Taxes, Depreciation and Amortization (EBITDA) ratio. The rate may range from LIBOR plus 2.0% to 2.5% or the agent bank's base rate plus 0% to .5%. The weighted average interest rate on the advances as of March 31, 2000, was 8.39%. The Company had borrowings of $145 million and issued letters of credit for approximately $50,000 under the Primary Revolver as of March 31, 2000. The remaining available credit under the Primary Revolver as of March 31, 2000, was approximately $130 million. The Primary Revolver contains certain financial and other covenants, including restrictions on payment of cash dividends on the Company's common stock.

In January 2000, the Company entered into a new $150 million revolving credit facility (the Supplemental Revolver) which expires in January 2001. The Supplemental Revolver replaced a $150 million revolving credit facility which expired in January 2000. The Supplemental Revolver is secured

                               Page 19, Form 10-Q


by the Company's U.S. accounts receivable and U.S. inventory. The Supplemental Revolver contains certain financial and other covenants, including restrictions on the payment of cash dividends on the Company's common stock. The interest rates under the Supplemental Revolver depend upon the repayment period of the advance selected and the Company's EBITDA ratio. The rate may range from LIBOR plus 2.0% to 2.5% or the agent bank's base rate plus 0% to
 .5%. The Company had no borrowings outstanding under the Supplemental Revolver as of March 31, 2000. Available credit under the Supplemental Revolver as of March 31, 2000, was $150 million.

The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $120 million at any one time. The agreement, which expires in January 2001, provides for commitments by the bank to purchase the Company's promissory notes denominated in a number of foreign currencies. As of March 31, 2000, the Company had promissory notes of $49.5 million outstanding under this financing agreement and had committed to borrowings between April 2000 and January 2001 in the cumulative principal amount of approximately $276.9 million. The notes must be repaid only to the extent of future revenue. Obligations under the agreement are not cancelable by the Company or the bank. Gains and losses associated with changes in the underlying foreign currencies are deferred during the commitment period and recognized as an adjustment to the revenue supporting the note repayment at the time the bank purchases the promissory notes. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance. The weighted average interest rate associated with the promissory notes outstanding as of March 31, 2000, was 8.47%. Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount up to the outstanding balance of the promissory notes.

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

Total Debt-to-Total Capitalization

The Company's total debt-to-capitalization ratio decreased from 26% as of December 31, 1999, to 21% as of March 31, 2000, primarily due to a net decrease in borrowings of $91.7 million under the Company's credit facilities. See "Working Capital," above, for discussion of cash sources and uses.

INTERNATIONAL OPERATIONS
------------------------

During the first quarter of 2000 and 1999, approximately 49% and 40%, respectively, of the Company's revenue was generated by its international operations. The Company also sells products through domestic indirect distribution channels that have end-user customers located outside the United States. The Company expects that it will continue to generate a significant portion of its revenue from international operations in the future. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe, principally Germany, France and the United Kingdom; Japan; Canada and Australia. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates. In an attempt to mitigate the impact of foreign currency fluctuations, the

                               Page 20, Form 10-Q


Company employs a foreign currency hedging program. See "Market Risk Management/Foreign Currency Exchange Risk," below.

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

A hypothetical 10% adverse movement in foreign exchange rates applied to the Company's foreign currency exchange rate sensitive instruments held as of March 31, 2000, and as of December 31, 1999, would result in a hypothetical loss of approximately $53.8 million and $54.9 million, respectively. The

                               Page 21, Form 10-Q


decrease in the hypothetical loss for the first quarter of 2000 is primarily due to a decrease in outstanding commitments under the financing agreement. These hypothetical losses do not take into consideration the Company's underlying international operations. The Company anticipates that any hypothetical loss associated with the Company's foreign currency exchange rate sensitive instruments would be offset by gains associated with its underlying international operations.

The Company had outstanding borrowings under its Primary Revolver of $145 million as of March 31, 2000. The interest rate on these borrowings is dependent on the LIBOR, which is sensitive to interest rate changes. A hypothetical 10% adverse movement in the LIBOR applied to the borrowings would not have a material adverse effect on the Company's results of operations, cash flows, or financial position in 2000.

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

New Products and Services; Emerging Markets

The Company's results of operations and competitive strength depend upon its ability to successfully develop, manufacture and market innovative new products and services. Short product life cycles are inherent in the high-technology market. The Company must devote significant resources to research and product development projects and effectively manage the risks inherent in new product transitions. Developing new technology, products and services is complex and involves uncertainties. Delays in product development, manufacturing, or in customer evaluation and purchasing decisions may make product transitions difficult. The manufacture of new products involves integrating complex designs and processes, collaborating with sole source suppliers for key components, and increasing manufacturing capacities to accommodate demand. A design flaw, the failure to obtain sufficient quantities of key components, or manufacturing constraints could adversely affect the Company's operating and financial results. The Company has experienced product development delays in the past that adversely affected the Company's financial results and competitive position. There can be no assurances that the Company will be able to manage successfully the development and introduction of new products and services in the future.

The Company's future financial results are significantly dependent upon successfully competing in the rapidly growing emerging client-server and SANs markets and replacing its earlier generation products in the enterprise environment with new technologies. The Company currently is making significant investments in developing new products for these markets, particularly in products directed towards the internet and e-commerce businesses. There can be no assurances that the Company will be successful in these activities. The SANs market is new and rapidly evolving. The Company's operating and financial results may be adversely impacted in the event the SANs market develops slower than expected or the Company's products fail to gain acceptance in this market. The Company's traditional maintenance revenue base may be adversely impacted as a result of the shift from the enterprise to the client-server marketplace.

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

                               Page 22, Form 10-Q


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

From time-to-time, two or more of the Company's competitors may form business alliances that compete with the Company. For example, during the third quarter of 1999 EMC Corporation acquired Data General, a supplier of the Company's
OPENstorage Disk products. The alliance of two of the Company's major competitors could adversely affect the Company's ability to compete. A number of the Company's competitors have formed alliances with the stated objective of developing interoperable SAN solutions. In addition, the Company competes with vendors with which it has established relationships, including Legato Systems, Inc. and VERITAS Software Corporation. The Company also anticipates that it will continue to establish distribution alliances with other equipment manufacturers, software vendors and service providers to address competitive factors. There can be no assurances that the Company will be able to compete successfully against other companies in these markets.

Significant Personnel Changes

During 1999 and the first quarter of 2000, the Company has experienced significant changes in its management team, including the hiring, resignation and retirement of members of its executive sales and marketing management. The Company announced in February 2000 that David E. Weiss, the Company's Chairman of the Board of Directors, President and Chief Executive Officer, recommended that the Board ask him to resign from all positions. The Board accepted Mr. Weiss's proposal and asked him to resign from all such positions upon the election of a successor or at such earlier date as the Board deems appropriate. The search for a successor to Mr. Weiss is currently underway and the Company is unable to predict when a successor will be elected. In February 2000, the Company also announced significant changes to its operating management, including the planned departure of Victor Perez, the Company's Chief Operating Officer. Further, the Company may experience a delay between the time the management team is formed and the time the team becomes fully productive.

The Company has also experienced changes in the remainder of its employee base during 1999 and the first quarter of 2000 as a result of the voluntary and involuntary severance programs implemented in connection with its restructuring activities, as well as increased levels of employee attrition. The future success of the Company depends in large part on its ability to attract, retain and motivate highly skilled employees. The Company faces significant competition for individuals with the skills required to deliver the products and services offered to its customers. An inability to successfully deliver products and services required by its customers, or an inability to implement the restructuring activities while the Company completes the significant personnel changes currently underway, could have an adverse effect on future operating results.

Changes in Sales Model for the United States and Canada

The Company historically has emphasized the use of its direct sales force in the United States and Canada, complemented by indirect distribution channels, such as OEMs, value-added resellers and value-added distributors. In connection with its current restructuring activities, the Company is implementing

                               Page 23, Form 10-Q


changes to its sales model for the United States and Canada that the Company expects will improve market penetration, increase sales profitability, reduce sales expense, and expand the use of the indirect sales channel. This new sales model is intended to provide better coverage for new and existing end user customers, as well as enhancing reseller, distributor and OEM alliances. The Company is currently reorganizing its field sales organization with the objective of better serving Fortune 500 customers with enterprise-
level   product  and  service requirements.  A new sales  organization was also formed to address the needs of small and medium-sized customers with particular emphasis on internet and e-commerce businesses. There is no assurance that the Company will not encounter short term disruptions to its sales as it implements this new sales model or that the new emphasis on indirect sales channels will result in increased sales or productivity over the long-term. The Company's operating and financial results may be adversely affected by reduced margins on sales typically experienced in indirect sales channels.

Decline in Enterprise Revenue; Variable Sales Cycle

The Company historically has generated a significant portion of its revenue and operating profits from the enterprise market. The Company's revenue from the enterprise market continued to decline during the first quarter of 2000, primarily due to the transition of customers' purchase patterns to the client-server environment, the decline in disk product sales to IBM, and price competition. In addition, the Company believes its revenue during 1999 was adversely impacted as some customers delayed testing and purchasing decisions in anticipation of the year 2000, particularly with respect to tape products targeted for the enterprise market. Because of the multiple dynamics within the enterprise marketplace, it is difficult to predict future demand for the Company's enterprise products. The demand for the Company's products, particularly in the enterprise market, will be adversely affected to the extent these patterns continue.

Many of the Company's customers undertake significant procedures relating to the evaluation, testing, implementation and acceptance of the Company's products and services. This evaluation process results in a variable sales cycle, and makes it difficult to predict if or when revenue will be earned.

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

The Company relies upon a combination of U.S. patent, copyright, trademark and trade secret laws to protect its intellectual property rights. With respect to certain of the Company's international operations, the Company does file patent applications with foreign government. However, many foreign countries do not have as well-developed laws as the United States in protecting intellectual property. The Company enters into confidentiality agreements relating to its intellectual property with its employees and consultants. In addition, the Company includes confidentiality provisions in license and non-exclusive sales agreements with its indirect distributors and its customers.

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

                               Page 24, Form 10-Q


Sole Source Suppliers

The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and components. Many non-standard parts are obtained from a single source or a limited group of suppliers; however, there are other vendors who could produce these parts in satisfactory quantities after a period of pre-qualification and product ramping. Certain key components and products are purchased from single source suppliers that the Company believes are currently the only manufacturers of the particular components that meet the Company's qualification requirements and other specifications or for which alternative sources of supply are not readily available. Imation Corporation is a single source supplier for the 9840 tape cartridges and the Company is dependent on Imation to economically produce large volumes of high-quality tape cartridges for the 9840 product at a cost acceptable to the Company and its customers. IBM is a single source supplier for the disk drives used in the Company's SVA disk product.

Certain suppliers have experienced occasional technical, financial or other problems in the past that have delayed deliveries, but without significant effect on the Company. An unanticipated failure of any sole source supplier to meet the Company's requirements for an extended period, or the inability to secure comparable components in a timely manner, could result in a shortage of key components, longer lead times, and reduced control over production and delivery schedules. These factors could have a material adverse effect on revenue and operating results. In the event a sole source supplier was unable or unwilling to continue to supply components, the Company would need to identify and qualify other acceptable suppliers. This process could take an extended period, and no assurance can be given that any additional source would become available or would be able to satisfy production requirements on a timely basis or at a price acceptable to the Company.

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

                               Page 25, Form 10-Q


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

Risks Associated with the Year 2000

The Company's product lines include information storage products which collect, move, store, share, and protect data. In order to process data properly, the Company's products must successfully manage and manipulate data that includes both 20th and 21st century dates (Year 2000 Issue). As of this date, there has not been any significant product warranty claims, business disruptions or internal information system failures as a result of the Year 2000 Issue. Additionally, to the best of the Company's knowledge, none of its significant suppliers or business partners experienced any serious problems.

                               Page 26, Form 10-Q


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this Item 3 is included in the section above entitled "Market Risk Management / Foreign Currency Exchange Rate."

                               Page 27, Form 10-Q





               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS
--------------------------

See Part I, Item 3 - Legal Proceedings, of the Company's Form 10-K for the fiscal year ended December 31, 1999, filed with the Commission on March 10, 2000.

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2.4 billion. On December 28, 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the Court of Appeals). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. On July 15, 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. On August 30, 1999, Stuff filed a notice of appeal with the Appeals Court seeking to overturn the decision of the District Court. Subsequently, the parties have filed various appellate briefs. No oral argument date has been set. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

Certain former employees of the Company sued the Company in the United States District Court for the District of Colorado (the "Federal Court"), alleging that the Company had violated the Age Discrimination in Employment Act of 1967, as amended (ADEA) and the Employee Retirement Income Security Act of 1974 (ERISA), regarding there involuntary terminations between the period of April 1993 through December 1996. The plaintiffs and the Company entered into settlement discussions, which led to a settlement agreement, which was signed by the parties on December 3, 1999. The Federal Court gave its preliminary approval of the proposed settlement agreement on December 15, 1999 and final approval of the proposed settlement agreement on March 8, 2000. Pursuant to the settlement agreement, the Company agreed to pay $5 million for the settlement of all claims arising out of litigation. The settlement agreement states that it shall not be construed as an admission by the Company that it violated any law. The Company funded the settlement with a $5 million payment into an escrow account in December 1999. A pre-tax expense of $5 million was recognized in connection with the proposed settlement during 1999.

In December 1999, the Company filed suit in the U.S. District Court for the Western District of Wisconsin against Cisco Systems, Inc. (Cisco), alleging that Cisco infringed upon a certain patent of the Company that Cisco used in its products. The Company filed an amended complaint on December 30, 1999, in which the Company alleged that Cisco had infringed upon a second patent of the Company used in its products. Cisco filed an answer in January 2000 denying the Company's claims, alleging that the Company's patents are invalid and asserting that a microchip used in one of the Company's network security products infringed upon one of Cisco's patents. Cisco is seeking unspecified compensatory damages that it asserts should be trebled, along with injunctive relief. The Company purchases the alleged infringing microchip from Level One, a subsidiary of Intel Corporation. In March 2000, the case was transferred to the U.S.
District Court for the Northern District of California. The Company believes that it has valid claims against Cisco and valid defenses against Cisco's counterclaim.

                               Page 28, Form 10-Q


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

                               Page 29, Form 10-Q




ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:
      --------

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated by reference into this Quarterly Report on Form 10-Q:


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

 3.4 Restated Bylaws of Storage Technology Corporation, as amended through November 11, 998 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 19, 1998, and incorporated herein by reference).

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

10.1(1)(2)  Retention  Agreement,  dated as of January 18, 2000,  by and between the Company and Gary Anderson.

10.2 (1)(2) Offer Letter,  dated  January 24, 2000,  from the Company to Alain
            Andreoli.

10.3 (1)(2) Corporate Officer Employment  Agreement,  dated as of January
            1, 2000, by and between the Company and Alain Andreoli.

                               Page 30, Form 10-Q


10.4 (1)(2) Offer  Letter,  dated  January 17, 2000 from the Company to Pierre
            Cousin.

10.5 (1)(2) Retention and Separation  Agreement,  dated as of January 27,
            2000, by and between the Company and Robert Kocol.

10.6 (1)(2) Separation  Agreement,  dated  as of  January  22,  2000,  by  and between the Company and Victor Perez.

10.7 (1)(2) Separation and Mutual Release, dated as of March 22, 2000, by and between the Company and Jean Reiczyk.

10.8 (1)(2) Amendment  No. 1,  dated  March 9,  2000,  to the  Company's  1995
            Equity Participation Plan, as amended through March 5, 1999.

10.9 (1)(2) Amendment No. 2, dated March 9, 2000 to the Company's  1995 Equity
            Participation Plan.

27.0 (2)    Financial Data Schedule.


(b) Reports on Form 8-K.
    --------------------

The Company  filed on February  3, 2000,  a Report on Form 8-K  relating to an
Item 5, Other Matter, consisting of two press releases, one relating to the Board of Directors of the Company commencing the search process for a new Chairman, President and Chief Executive Officer, and the other relating to an update of the Company's restructuring and a pre-announcement of earnings for the Company's Fiscal Quarter ending December 31, 1999.


----------------------------------------------------------------------------
(1) Contract or compensatory plan or arrangement in which directors and/or officers participate.

(2)         Indicates exhibits filed with this Quarterly Report on Form 10-Q.

                               Page 31, Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           STORAGE TECHNOLOGY CORPORATION
                                                    (Registrant)




         May 12, 2000                           /s/ ROBERT S. KOCOL
-------------------------------      -------------------------------------------
            (Date)                                   Robert S. Kocol
                                                 Corporate Vice President
                                               and Chief Financial Officer
                                              (Principal Financial Officer)






         May 12, 2000                          /s/ THOMAS G. ARNOLD
-------------------------------      -------------------------------------------
            (Date)                                   Thomas G. Arnold
                                         Vice President and Corporate Controller
                                              (Principal Accounting Officer)

                               Page 32, Form 10-Q





                                EXHIBIT INDEX
                                -------------

Exhibit No.    Description
----------     ------------

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

 3.4 Restated Bylaws of Storage Technology Corporation, as amended through November 11, 998 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 19, 1998, and incorporated herein by reference).

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

10.1(1)(2)  Retention  Agreement,  dated as of January 18, 2000,  by and between the Company and Gary Anderson.

10.2 (1)(2) Offer Letter,  dated  January 24, 2000,  from the Company to Alain
            Andreoli.

10.3(1)(2) Corporate Officer Employment  Agreement,  dated as of January
            1, 2000, by and between the Company and Alain Andreoli.

10.4 (1)(2) Offer  Letter,  dated  January 17, 2000 from the Company to Pierre
            Cousin.

                               Page 33, Form 10-Q


10.5 (1)(2) Retention and Separation  Agreement,  dated as of January 27,
            2000, by and between the Company and Robert Kocol.

10.6 (1)(2) Separation  Agreement,  dated  as of  January  22,  2000,  by  and between the Company and Victor Perez.

10.7 (1)(2) Separation and Mutual Release, dated as of March 22, 2000, by and between the Company and Jean Reiczyk.

10.8 (1)(2) Amendment  No. 1,  dated  March 9,  2000,  to the  Company's  1995
            Equity Participation Plan, as amended through March 5, 1999.

10.9 (1)(2) Amendment No. 2, dated March 9, 2000 to the Company's  1995 Equity
            Participation Plan.

27.0 (2)    Financial Data Schedule.


-------------------------------------------------------------------------------
(1) Contract or compensatory plan or arrangement in which directors and/or officers participate.

(2)         Indicates exhibits filed with this Quarterly Report on Form 10-Q.