Form 10-Q
period 2000-06-30
STORAGE TECHNOLOGY CORP
filed 2000-08-11
CIK 94673

Form 10-Q
==============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended June 30, 2000
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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

Common stock ($.10 Par Value) - 101,561,011  shares  outstanding at August 11,
2000.

                               Form 10-Q, Page 2





               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                              INDEX TO FORM 10-Q
                                June 30, 2000

                                                                          PAGE

PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

              Consolidated Balance Sheet                                    3

              Consolidated Statement of Operations                          4

              Consolidated Statement of Cash Flows                          5

              Notes to Consolidated Financial Statements                    6

      Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       11

      Item 3 - Quantitative and Qualitative Disclosures about Market Risk  25


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                           26

      Item 4 - Submission of Matters to a Vote of Security Holders         27

      Item 6 - Exhibits and Reports on Form 8-K                            28

      Signatures                                                           30

      Exhibit Index                                                        31

                               Form 10-Q, Page 3





                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                          (In Thousands of Dollars)



                                                           6/30/00    12/31/99
                                                       -----------------------
                                                       (Unaudited)

ASSETS

Current assets:

  Cash and cash equivalents                             $  248,135  $  215,421
  Accounts receivable                                      484,112     627,435
  Inventories (Note 2)                                     223,238     260,642
  Deferred income tax assets                               123,707     124,588
                                                         ---------   ---------
     Total current assets                                1,079,192   1,228,086



Property, plant and equipment, net                         272,528     322,061
Spare parts for maintenance, net                            47,361      41,995
Deferred income tax assets                                  41,236      40,882
Other assets                                               115,808     102,451
                                                         ---------   ---------
     Total assets                                       $1,556,125  $1,735,475
                                                         =========   =========



LIABILITIES

Current liabilities:

  Credit facilities (Note 3)                            $  189,557  $  286,152
  Current portion of long-term debt                          6,047      13,943
  Accounts payable                                          78,246     111,253
  Accrued liabilities                                      305,985     303,110
  Income taxes payable                                      70,662      72,865
                                                         ---------   ---------
     Total current liabilities                             650,497     787,323
Long-term debt                                              13,107      28,953
                                                         ---------   ---------
     Total liabilities                                     663,604     816,276
                                                         ---------   ---------


Commitments and contingencies (Note 4)


STOCKHOLDERS' EQUITY

Common stock, $.10 par value, 300,000,000 shares authorized;
  101,570,297 shares issued at June 30, 2000, and
  100,825,390 shares issued at December 31, 1999            10,157      10,083
Capital in excess of par value                             841,112     830,780
Retained earnings                                           45,817      84,704
Treasury stock                                              (2,334)     (2,334)
Unearned compensation                                       (2,231)     (4,034)
                                                         ---------   ---------
     Total stockholders' equity                            892,521     919,199
                                                         ---------   ---------
                                                        $1,556,125  $1,735,475
                                                         =========   =========





  The accompanying notes are an integral part of the consolidated financial statements.

                               Form 10-Q, Page 4




               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

                   (In Thousands, Except Per Share Amounts)




                                      Quarter Ended         Six Months Ended
                                   -------------------     --------------------
                                   06/30/00   06/25/99     06/30/00   06/25/99
                                   -------------------     --------------------
 Revenue
   Storage products               $348,895   $484,769     $650,007   $  841,796
   Storage services                163,582    169,633      322,139      330,109
                                   -------    -------      -------    ---------
      Total revenue                512,477    654,402      972,146    1,171,905
                                   -------    -------      -------    ---------

Cost of revenue
   Storage products                202,494    269,493      399,248      469,216
   Storage services                100,251    114,467      208,613      208,830
                                   -------    -------      -------    ---------
      Total cost of revenue        302,745    383,960      607,861      678,046
                                   -------    -------      -------    ---------

  Gross profit                     209,732    270,442      364,285      493,859

Research and product
  development costs                 64,302     72,624      129,482      146,100
Selling, general, administrative
  and other income
  and expense, net                 132,857    151,702      266,977      289,561
Litigation expense (Note 4)                    82,308                    82,308
Restructuring expense (Note 5)      12,358     20,246       23,800       20,246
                                   -------    -------      -------    ---------
  Operating profit (loss)              215    (56,438)     (55,974)     (44,356)

Interest income                      4,725      1,091        6,401        2,021
Interest expense                    (3,939)    (4,733)     (10,264)      (8,632)
                                   -------    -------      -------    ---------
  Income (loss) before income
    taxes                            1,001    (60,800)     (59,837)     (50,967)
Benefit (provision) for
  income taxes                        (350)    21,600       20,950       18,300
                                   -------    -------      -------    ---------
  Net income (loss)               $    651   $(38,480)    $(38,887)  $  (32,667)
                                   =======    =======      =======    =========


EARNINGS (LOSS) PER COMMON SHARE (Note 8)

Basic earnings (loss) per share   $   0.01   $  (0.38)    $  (0.39)  $    (0.33)
                                   =======    =======      =======    =========
Weighted-average shares            100,906    100,081      100,657       99,931
                                   =======    =======      =======    =========


Diluted earnings (loss) per share $   0.01   $  (0.38)    $  (0.39)  $    (0.33)
                                   =======    =======      =======    =========
Weighted-average and dilutive
  potential shares                 101,281    100,081      100,657       99,931
                                   =======    =======      =======    =========



  The accompanying notes are an integral part of the consolidated financial statements.

                               Form 10-Q, Page 5





               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Unaudited)
                          (In Thousands of Dollars)

                                                        Six Months Ended
                                                     ------------------------
                                                     06/30/00        06/25/99
                                                     ------------------------
OPERATING ACTIVITIES
Cash received from customers                         $1,111,965   $ 1,136,902
Cash paid to suppliers and employees                   (928,629)   (1,154,289)
Cash paid for restructuring activities (Note 5)         (22,327)       (1,770)
Interest received                                         6,401         2,021
Interest paid                                            (9,467)       (7,531)
Income tax refunded, net                                 20,119         6,535
                                                      ---------    ----------
   Net cash provided by (used in)
     operating activities                               178,062       (18,132)
                                                      ---------    ----------

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net         (34,000)      (59,438)
Business acquisitions, net                                             (6,400)
Other assets, net                                        (1,787)       (2,272)
                                                      ---------    ----------
Net cash used in investing activities                   (35,787)      (68,110)
                                                      ---------    ----------

FINANCING ACTIVITIES
Proceeds from (repayments of) credit
  facilities, net                                       (96,595)      116,022
Repayments of other debt, net                           (15,871)       (1,331)
Repurchases of common stock                                           (26,080)
Proceeds from employee stock plans                        8,567        14,346
                                                      ---------    ----------
   Net cash provided by (used in)
     financing activities                              (103,899)      102,957
                                                      ---------    ----------

   Effect of exchange rate changes on cash               (5,662)      (15,657)
                                                      ---------    ----------

Increase in cash and cash equivalents                    32,714         1,058
   Cash and cash equivalents
     - beginning of the period                          215,421       231,985
                                                      ---------    ----------
Cash and cash equivalents - end of the period        $  248,135   $   233,043
                                                      =========    ==========


RECONCILIATION OF NET LOSS TO NET CASH
   PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net loss                                             $  (38,887)  $   (32,667)
Depreciation and amortization expense                    73,268        62,475
Inventory write downs                                    54,838        15,353
Non-cash litigation expense (Note 4)                                   82,308
Non-cash restructuring expense (Note 5)                   4,566        18,476
Translation loss                                         14,144        11,499
Other non-cash adjustments to income                      3,953       (12,237)
(Increase) decrease in accounts receivable              146,957       (32,148)
Increase in inventories, net                            (13,333)      (87,027)
Increase in spare parts                                 (19,359)      (10,881)
(Increase) decrease in deferred income
   tax assets, net                                          184        (6,660)
Decrease in accounts payable
  and accrued liabilities                               (46,230)      (20,077)
Decrease in income taxes payable                         (2,039)       (6,546)
                                                      ---------    ----------
   Net cash provided by (used in)
     operating activities                            $  178,062   $   (18,132)
                                                      =========    ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                               Form 10-Q, Page 6



               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE 1 - BASIS OF PREPARATION
-----------------------------
The accompanying consolidated financial statements of Storage Technology Corporation and its subsidiaries (StorageTek or the Company) have been prepared in accordance with the Securities and Exchange Commission (SEC) requirements for Form 10-Q. In the opinion of management, these statements reflect all adjustments necessary for the fair presentation of results for the periods presented, and such adjustments are of a normal, recurring nature. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

NOTE 2 - INVENTORIES
--------------------
Inventories, net of the associated reserves, consist of the following (in thousands of dollars):

                                              06/30/00          12/31/99
                                             ---------------------------
      Raw materials                          $  52,246         $  59,141
      Work-in-process                           38,009            45,717
      Finished goods                           132,983           155,784
                                               -------           -------
                                              $223,238          $260,642
                                               =======           =======

NOTE 3 - DEBT AND FINANCING ARRANGEMENTS
----------------------------------------
The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $120,000,000 at any one time. The agreement, which expires in January 2001, provides for commitments by the bank to purchase the Company's promissory notes denominated in a number of foreign currencies. As of June 30, 2000, the Company had promissory notes of $63,557,000 outstanding under this financing agreement and had committed to borrowings between July 2000 and January 2001 in the cumulative principal amount of approximately $194,004,000. The notes must be repaid only to the extent of future revenue. Obligations under the agreement are not cancelable by the Company or the bank. Gains and losses associated with changes in the underlying foreign currencies are deferred during the commitment period and recognized as an adjustment to the revenue supporting the note repayment at the time the bank purchases the promissory notes. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance. The weighted average interest rate associated with the promissory notes outstanding as of June 30, 2000, was 8.62%. Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount up to the outstanding balance of the promissory notes.


See the Company's 1999 Form 10-K for additional information regarding the Company's debt and financing arrangements.

                               Form 10-Q, Page 7



NOTE 4 - LITIGATION
-------------------
In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2.4 billion. On December 28, 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the "Court of Appeals"). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. On July 15, 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. On August 30, 1999, Stuff filed a notice of appeal with the Appeals Court seeking to overturn the decision of the District Court. Subsequently, the parties have filed various appellate briefs. Oral arguments before the Appeals Court occurred on August 8, 2000 with no action taken at that time. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

On June 29, 1995, Odetics, Inc. filed a patent infringement suit against the Company alleging infringement of various patents. During the second quarter of 1999, the Company recognized a pre-tax expense of $82,308,000 in connection with the resolution of this litigation.

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

NOTE 5 - RESTRUCTURING
----------------------
On October  28,  1999,  the  Company  announced  a broad  restructuring  program
intended  to  return  the  Company  to   profitability.   Key  elements  of  the
restructuring plan include:

o an anticipated reduction of approximately 1,200 to 1,400 positions, with approximately 550 positions eliminated during fiscal year 1999 and the remaining positions eliminated by the end of the third quarter of 2000;

o a reduction in investment in certain businesses, including consulting and integration services and managed storage services;

o a recommitment to the Company's core strengths of tape automation, virtual storage and open storage area networks (including related maintenance and professional services);

o modifications to the sales model in North America intended to improve productivity and increase account coverage and growth;

                               Form 10-Q, Page 8


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

During the second quarter and six months of 2000, the Company incurred pre-tax expenses of $12,358,000 and $23,800,000, respectively, related to the restructuring. The following table summarizes the activity in the Company's restructuring reserves during the six months of 2000 (in thousands of dollars):

                                  Employee      Asset     Other Exit
                                 Severance     Writedowns   Costs      Total
                                 ----------    ---------- ----------   ------
  Balances, December 31, 1999     $  3,917                           $  3,917
  Restructuring expense             18,981     $ 4,430     $   389     23,800
  Cash payments                    (22,074)                   (253)   (22,327)
  Asset writedowns                              (4,430)       (136)    (4,566)
                                   -------      ------      ------    -------
 Balances, June 30, 2000          $    824     $     0     $     0   $    824
                                   =======      ======      ======    =======

Employee severance expense of $18,981,000 was recognized during the six months of 2000 in connection with the restructuring. This expense is comprised of separation charges related to the fixed and determinable severance payments owed to approximately 1,100 employees who were involuntarily terminated during the six months of 2000 in connection with the restructuring. Substantially all of the $824,000 of employee severance charges incurred, but not paid, as of June 30, 2000, relate to severance payments which are expected to be paid within the next three months.

Asset writedowns of $4,430,000 were recognized during the six months of 2000 in connection with the restructuring. The asset writedowns are comprised of $2,957,000 related to the impairment writedown of assets at the Company's manufacturing facility in Toulouse, France and $1,473,000 related to the spin-off of the Company's managed storage services business. The Company has engaged in activities to sell this facility and the impairment charge was required to reflect the Company's estimate of the fair value of the Toulouse facility upon its anticipated sale.

Other  exit costs of  $389,000  were  recognized  during the six months of 2000.
Other exit costs are comprised of $253,000 associated with legal expenses incurred in connection with the spin-off of the managed storage services business and $136,000 related to excess lease space in Canada.

The Company incurred pre-tax expenses of $20,246,000 during the second quarter and six months of 1999, in connection with a restructuring program announced on April 15, 1999, which provided for a reduction in headcount as well as the elimination of certain lower priority research and development programs.

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

                               Form 10-Q, Page 9


In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133." SFAS No. 137 has the effect of delaying the required adoption date of SFAS No. 133 for the Company until January 2001. In June 2000, the FASB issued SFAS No. 138
"Accounting   for  Certain   Derivative   Instruments   and  Certain   Hedging
Activities"  -- an amendment of SFAS No. 133.  SFAS No. 138  addresses a number
of   implementation   issues   associated  with  SFAS  No.  133.  The  Company
anticipates it will adopt SFAS No. 133 and its associated interpretations effective on January 1, 2001. The adoption of these new accounting standards for derivatives is not currently anticipated to have a material impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance regarding the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101B that has the effect of delaying the required adoption of SAB 101 for the Company until the fourth quarter of 2000. The Company is currently evaluating the impact, if any, of adopting SAB 101.

In March 2000, the FASB issued Interpretation No. 44 (FIN 44) "Accounting for Certain Transactions involving Stock Compensation -- an Interpretation of Accounting Principles Board Opinion No. 25 (APB 25)." FIN 44 clarifies the application of APB 25 and is effective July 1, 2000. The Company believes that FIN 44 will not have a material effect on the financial position or results of operations.

NOTE 7 - OPERATIONS OF BUSINESS SEGMENTS
----------------------------------------
In the first quarter of 2000, the Company changed its reportable segments to reflect changes in its business operations resulting from its restructuring activities. The Company is now organized into two reportable segments based on the definitions of segments provided under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": storage products and storage services. The principal effect of this change was the reclassification of storage management software from a separate reportable segment to its inclusion within the storage products segment, and the reclassification of storage integration products from the storage services segment to the storage products segment. The 1999 quarterly segment data has been restated to conform to the current year presentation.

The storage products segment sells tape, disk, network, and other products for the enterprise and client-server computing environments. The storage products segment includes products designed for storage area networks (SAN) and software tools and applications for improving storage product performance and simplifying information storage management. The storage services segment provides maintenance services for the Company's and third party products, as well as storage consulting services associated mainly with SAN, virtual storage technologies and software solutions.

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

                               Form 10-Q, Page 10


The revenue and gross profit by segment are as follows (in thousands of dollars):

                               Quarter Ended               Six Months Ended
                          -----------------------       ---------------------
                           06/30/00      06/25/99       06/30/00     06/25/99
                          -----------------------       ---------------------
Revenue:
Storage products           $348,895      $484,769       $650,007    $  841,796
Storage services            163,582       169,633        322,139       330,109
                            -------       -------        -------     ---------
     Total revenue         $512,477      $654,402       $972,146    $1,171,905
                            =======       =======        =======     =========

Gross profit:
  Storage products         $146,401      $215,276       $250,759    $  372,580
  Storage services           63,331        55,166        113,526       121,279
                            -------       -------        -------     ---------
     Total gross profit    $209,732      $270,442       $364,285    $  493,859
                            =======       =======        =======     =========

The following table provides supplemental financial data regarding revenue from the Company's storage products segment (in thousands of dollars):


                               Quarter Ended             Six Months Ended
                          -----------------------     -----------------------
                           06/30/00      06/25/99     06/30/00       06/25/99
                          -----------------------     -----------------------
Tape products               $278,483    $321,930      $512,151       $573,363
Disk products                 40,338     122,080        72,166        210,266
Network and other products    30,074      40,759        65,690         58,167
                             -------     -------       -------        -------
     Total storage
       products revenue     $348,895    $484,769      $650,007       $841,796
                             =======     =======       =======        =======

NOTE 8 - EARNINGS (LOSS) PER SHARE
----------------------------------
The  following  table  presents the  calculation  of basic and diluted  earnings
(loss) per share (in thousands, except per share amounts):

                               Quarter Ended             Six Months Ended
                          -----------------------     -----------------------
                           06/30/00      06/25/99       06/30/00     06/25/99
                          -----------------------     -----------------------

Net income (loss)          $    651      $(38,480)     $(38,887)    $(32,667)
                            =======       =======       =======      =======
Denominator:
Basic weighted-average
  shares                    100,906       100,081       100,657       99,931
Effect of dilutive shares       375
                            -------       -------       -------      -------
Diluted weighted-average and
 dilutive potential shares  101,281       100,081       100,657       99,931
                            =======       =======       =======      =======
Basic earnings (loss)
  per share                $   0.01      $  (0.38)     $  (0.39)    $  (0.33)
                            =======       =======       =======      =======
Diluted earnings (loss)
  per share                $   0.01      $  (0.38)     $  (0.39)    $  (0.33)
                            =======       =======       =======      =======

Stock options to purchase 12,213,611 shares of common stock were excluded from the computation of diluted earnings per share for the quarter ended June 30, 2000, as the exercise price of the options was greater than the average market price of the Company's common stock. Stock options to purchase 12,295,680 shares of common stock were excluded from the computation of diluted earnings per share for the six months ended June 30, 2000, as these options are antidilutive as a result of the net loss incurred.

                               Form 10-Q, Page 11



               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                JUNE 30, 2000


All assumptions, anticipations, expectations and forecasts contained in the following discussion regarding the Company's future product and business plans, financial results, performance and events are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially because of a number of risks and uncertainties. Some of these risks are detailed below in "Factors That May Affect Future Results" and elsewhere in this Form 10-Q. The forward-looking statements contained herein represent a good-faith assessment of the Company's future performance for which management believes there is a reasonable basis. The Company disclaims any obligation to update forward-looking statements contained herein, except as may be otherwise required by law.

GENERAL
-------
The Company reported net income for the second quarter ended June 30, 2000, of $651,000 on revenue of $512.5 million, compared to a net loss for the second quarter in 1999 of $38.5 million on revenue of $654.4 million. A net loss of $38.9 million was reported for the six months of 2000 on revenue of $972.1 million, compared to a net loss of $32.7 million for the six months of 1999 on revenue of $1.17 billion. The Company's reported results for the second quarter and six months of 2000 include one-time pre-tax expenses of $12.4 million and $38.7 million, respectively, associated with restructuring and other related charges. Excluding the one-time pre-tax expenses the Company would have earned a net income of $8.7 million and a net loss of $13.8 million during the second quarter and six months of 2000, respectively. The Company's reported results for the second quarter and six months of 1999 include one-time pre-tax expenses of $82.3 million and $20.2 million associated with litigation and restructuring, respectively. Excluding the one-time pre-tax expenses during the second quarter and six months of 1999, the Company would have earned net income of $27.2 million and $33.0 million, respectively.

Many of the Company's customers undertake detailed procedures relating to the evaluation, testing, implementation and acceptance of the Company's products and services. This evaluation process results in a variable sales cycle, and makes it difficult to predict if or when revenue will be earned. Further, gross margins may be adversely impacted in an effort to complete the sales cycle. The Company's financial results may be adversely impacted in future periods by its variable sales cycle, particularly during the remainder of 2000 as it completes the implementation of changes to the sales model in North America. Future financial results are also dependent upon the Company's ability to manage its costs and operating expenses in line with revenue; the timely development, manufacture and introduction of new products and services; successfully managing the development of new direct and indirect sales channels; the implementation and execution of its storage area network (SAN) strategy; and the execution of ongoing activities associated with its restructuring plan. For a discussion of these and other risk factors, see "Factors That May Affect Future Results," below.

In April 1999, the Company first announced plans to restructure its business. In October 1999, the Company announced more broad restructuring plans. These restructuring activities were intended to return the Company to profitability. The Company's sales revenue during the second half of 2000 may continue to be adversely affected by disruptions to its sales and service organizations and customers associated with its restructuring activities. The Company estimates annual savings of approximately $40 million will be realized during 2000 in connection with the April 1999 restructuring. The Company anticipates annual savings of approximately $150 million will result from the restructuring activities

                               Form 10-Q, Page 12


initiated in October 1999. Because the restructuring activities were implemented in stages throughout the first half of 2000, the Company anticipates the realized savings for the year 2000 will be slightly in excess of $100 million. There can be no assurance that the restructuring activities described above will be successful or sufficient to allow the Company to realize the expected annualized savings or that additional restructuring activities may not be required in future periods. See "Restructuring," below for further discussion of the restructuring activities.

The Company's operating activities provided cash of $178.1 million during the six months of 2000 compared to cash of $18.1 million used in operations during the same period in 1999. The increase in cash generated from operations during the six months of 2000, compared to the same period in 1999, was primarily the result of progress in the Company's efforts to more effectively manage working capital. Benefits were realized during the six months of 2000 in the form of reductions in accounts receivable days sales outstanding and inventory levels. See "Liquidity and Capital Resources -- Working Capital" for additional discussion of working capital. Cash used in investing activities decreased from $68.1 million during the six months of 1999 to $35.8 million during the six months of 2000 primarily due to efforts to control capital spending on property, plant and equipment. Cash used in financing activities of $103.9 million during the six months of 2000 reflects debt repayments of $112.5 million offset by proceeds received from employee stock purchase plans.

The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information and revenue by segment:


                                   Quarter Ended        Six Months Ended
                                  -----------------    -------------------
                                  06/30/00 06/25/99     06/30/00  06/25/99
                                  -----------------    -------------------
Storage products:
   Tape products                     54.3%    49.2%        52.7%     48.9%
   Disk products                      7.9     18.7          7.4      17.9
   Network and other products         5.9      6.2          6.8       5.0
                                    -----    -----        -----     -----
     Total storage products          68.1     74.1         66.9      71.8
Storage services                     31.9     25.9         33.1      28.2
                                    -----    -----        -----     -----
     Total revenue                  100.0    100.0        100.0     100.0
Cost of revenue                      59.1     58.7         62.5      57.9
                                    -----    -----        -----     -----
     Gross profit                    40.9     41.3         37.5      42.1
Research and product
  development costs                  12.6     11.1         13.3      12.5
Selling, general, administrative
  and other income and expense, net  25.9     23.2         27.5      24.7
Litigation expense                            12.5                    7.0
Restructuring expense                 2.4      3.1          2.5       1.7
                                    -----    -----        -----     -----
     Operating profit (loss)          0.0     (8.6)        (5.8)     (3.8)
Interest income (expense), net        0.2     (0.6)        (0.4)     (0.6)
                                    -----    -----        -----     -----
     Income (loss) before income
       taxes                          0.2     (9.2)        (6.2)     (4.4)
Benefit (provision) for income
  taxes                              (0.1)     3.3          2.2       1.6
                                    -----    -----        -----     -----
     Net income (loss)                0.1%    (5.9)%       (4.0)%    (2.8)%
                                    =====    =====        =====     =====

                               Form 10-Q, Page 13


REVENUE
-------
STORAGE PRODUCTS

The Company's storage products revenue includes sales of tape, disk, and network and other products for the enterprise and client-server markets, including SANs. Revenue generated from storage products decreased 28% and 23% during the second quarter and six months of 2000, respectively, compared to the same periods in 1999.

Tape Products

Tape product revenue decreased 14% and 11% during the second quarter and six months of 2000, respectively, compared to the same periods in 1999, primarily due to decreased revenue from TimberLine(R) 9490, a 36-track cartridge subsystem; PowderHorn(R) 9310, an automated cartridge system library; and other earlier generation enterprise tape products. The decrease in revenue for these products reflects both lower selling prices and decreases in the number of units sold. These revenue declines also reflect the continued shift in the marketplace from enterprise to client-server tape products. These declines were partially offset by increased sales of the 9840 high-performance tape drive (9840) and Virtual Storage Manager(R) (VSM). VSM is a data storage software solution for the enterprise tape market designed to improve performance, cartridge utilization, and overall management of data storage. Sales of the Company's recently introduced L-180 and L-700 tape libraries during the six months of 2000 offset declines in the sale of earlier generation Timberwolf automated tape products.

Future revenue growth from tape products is dependent upon increasing market acceptance of VSM, 9840, L-series tape libraries, as well as the timely introduction of new tape products and enhancements which are in the design, preliminary engineering or engineering validation testing phase. Because the VSM is a complex solution it is difficult to predict the timing and extent that VSM, 9840, L-series tape libraries, or new tape products and enhancements will gain further market acceptance. There can be no assurances that the Company will be successful in increasing market acceptance for these products, or that new tape products and enhancements will be introduced in a timely manner. See "Factors That May Affect Future Results - New Products and Services; Emerging Markets," for a discussion of the risks associated with the introduction of new products.

Disk Products

Disk product revenue decreased 67% and 66% during the second quarter and six months of 2000, respectively, compared to the same periods in 1999, primarily due to a decrease in OEM sales to International Business Machines Corporation
(IBM) of disk storage products and software designed for the enterprise market. The Company does not anticipate any significant sales revenue from IBM in 2000. Sales of OPENstorage(TM) Disk products also decreased during the second quarter and six months of 2000 as the Company transitioned to its new client server disk offerings, the 9175 and 9176. These decreases were partially offset by direct sales of the Company's 9500 Shared Virtual Array (SVA) disk products, the next generation of SVA disk products which became available in February 2000. There can be no assurance that the Company will not continue to experience decreased sales of disk products as it shifts emphasis to direct sales, or that the
Company's   current  and  future  disk  products  will  gain  additional  market acceptance.

                               Form 10-Q, Page 14


Network and Other Products

Network and other product revenue decreased 26% and increased 13% during the second quarter and six months of 2000, respectively, compared to the same periods in 1999. The majority of the network and other products revenue during the second quarter of 2000 related to networking and integration products that drive SAN solutions.

Future revenue growth in the Company's storage products segment is significantly dependent upon the continued demand for its client-server tape automation products and the Company's ability to successfully distribute these products, successfully replacing OEM sales of disk products to IBM with direct sales of disk products, and the timely development and introduction of SAN hardware products. There can be no assurances that the Company will be successful in these endeavors. See "Factors That May Affect Future Results -- New Products, Markets and Distribution Channels; Emerging Markets," for a discussion of the risks associated with the introduction and manufacture of new products and distribution channels.

STORAGE SERVICES

The Company's storage services revenue primarily includes revenue associated with the maintenance of the Company's and third party storage products, as well as storage consulting and integration services revenue. Storage services revenue decreased 4% and 2% during the second quarter and six months of 2000, respectively, compared to the same periods in 1999, primarily due to the Company's exit from managed storage services and certain lower margin consulting and integration service activities in connection with the restructuring.

There can be no assurance that storage service revenue will not decline in future periods as a result of a decline in maintenance revenue as the customer base continues to shift to the client-server marketplace and the Company places increased emphasis on indirect distribution channels. Maintenance revenue may also be adversely affected in future periods to the extent older products currently under maintenance contracts are replaced by newer products with extended warranties.

GROSS PROFIT
------------
Gross profit margins remained unchanged at 41% for the second quarter of 2000 as compared to the same period in 1999. Gross profit margins decreased to 37% for the six months of 2000 compared to 42% for same period in 1999, respectively, primarily as a result of declines in the profit margin from the product segment. Gross profit margins for the Company's products segment decreased to 42% and 39% during the second quarter and six months of 2000, respectively, compared to 44% for the same periods in 1999. This decline reflects decreases in the selling prices for disk products and earlier generation tape products; increased sales of tape cartridges for use in the 9840; increased sales of third-party network products which have lower profit margins; a decline in sales of disk products to IBM; and unfavorable manufacturing variances associated with excess manufacturing capacity. Gross profit margins for the services segment increased to 39% for the second quarter of 2000 compared to 33% for the same period in 1999, primarily as a result of reduced headcount, the elimination of unprofitable integration businesses, improvement in consulting margin, and a overall reduction in maintenance costs. Gross profit margins for the services segment decreased to 35% for the six months of 2000 compared to 37% for the same period in 1999, primarily as a result of increased maintenance costs associated with certain tape products and losses associated with storage consulting and integration service activities.

The markets for the Company's products and services are subject to intense price competition. The Company anticipates that price competition for its products and services will continue to have an impact

                               Form 10-Q, Page 15


on the Company's  gross profit margins. The  Company's  ability to sustain or
improve  gross  margins is dependent  upon gaining   operational   efficiencies
in  connection   with  the   restructuring activities,   achieving  cost
improvements associated with the sourcing of production materials, the implementation of internal pricing controls and asset management disciplines, and driving improved profitability from the Company's continuing consulting services and integration activities. Storage product gross margins may be affected in future periods by inventory reserves and writedowns resulting
from  rapid  technological   changes  or  delays  in  gaining  market
acceptance for products.

RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------
Research and product development expenses decreased 11% during the second quarter and six months of 2000, respectively, compared to the same periods in 1999, due to the elimination of several lower priority research and product development programs in connection with the restructuring. As part of the restructuring, the Company is focusing research and development activities on the core businesses of tape and automation, virtual technologies, and SAN implementations. See "Restructuring," below, for discussion of the restructuring activities.

SELLING, GENERAL, ADMINISTRATIVE AND OTHER
------------------------------------------
Selling, general, administrative and other income and expense (SG&A) decreased 12% and 8% during the second quarter and six months of 2000, respectively, compared to the same periods in 1999, primarily as a result of headcount reductions and efforts to streamline business processes. General and administrative expenses decreased during the second quarter of 2000 primarily due to reduced headcount and increased control and the management of expenditures. Selling expenses decreased during the second quarter of 2000 as a result of reduced spending on product marketing activities, as well as reduced bonus and commission expenses. The decrease in bonus and commissions reflects reduced U.S. sales revenue as well as benefits associated with modifications in these plans in connection with the restructuring. The decreases were partially offset by increased selling expenses from international operations due to a shift from OEM sales to IBM during the first half of 1999 to direct sales during the first half of 2000 which require associated bonus and commission payments.

LITIGATION
----------
In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2.4 billion. On December 28, 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the "Court of Appeals"). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. On July 15, 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. On August 30, 1999, Stuff filed a notice of appeal with the Appeals Court seeking to overturn the decision of the District Court. Subsequently, the parties have filed various appellate briefs. Oral arguments before the Appeals Court occurred on August 8, 2000 with no action taken at that time. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

                               Form 10-Q, Page 16


On June 29, 1995, Odetics, Inc. (Odetics) filed a patent infringement suit against the Company alleging infringement of various patents. During the second quarter of 1999, the Company recognized a pre-tax expense of $82,308,000 in connection with the resolution of this litigation.

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

RESTRUCTURING
-------------
On October  28,  1999,  the  Company  announced  a broad  restructuring  program
intended  to  return  the  Company  to   profitability.   Key  elements  of  the
restructuring plan include:

o an anticipated reduction of approximately 1,200 to 1,400 positions, with approximately 550 positions eliminated during fiscal year 1999 and the remaining positions eliminated by the end of the third quarter of 2000;

o a reduction in investment in certain businesses, including consulting and integration services and managed storage services;

o a recommitment to the Company's core strengths of tape automation, virtual storage and open storage area networks (including related maintenance and professional services);

o modifications to the sales model for North America intended to improve productivity and increase account coverage and growth;

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

During the second quarter and six months of 2000, the Company incurred pre-tax expenses of $12.4 million and $23.8 million, respectively, related to the restructuring. The following table summarizes the activity in the Company's restructuring reserves during the six months of 2000 (in thousands of dollars):

                                    Employee      Asset     Other Exit
                                 Severance     Writedowns   Costs      Total
                                 ----------    ---------- ----------   ------
  Balances, December 31, 1999     $  3,917                           $  3,917
  Restructuring expense             18,981     $ 4,430     $   389     23,800
  Cash payments                    (22,074)                   (253)   (22,327)
  Asset writedowns                              (4,430)       (136)    (4,566)
                                   -------      ------      ------    -------
 Balances, June 30, 2000          $    824     $     0     $     0   $    824
                                   =======      ======      ======    =======

Employee severance expense of $19.0 million was recognized during the six months of 2000 in connection with the restructuring. This expense is comprised of separation charges related to the fixed

                               Form 10-Q, Page 17


and determinable severance payments owed to approximately 1,100 employees who were involuntarily terminated during the six months of 2000 in connection with the restructuring. Substantially all of the $824,000 of employee severance charges incurred, but not paid, as of June 30, 2000, relate to severance payments which are expected to be paid within the next three months.

Asset writedowns of $4.4 million were recognized during the six months of 2000 in connection with the restructuring. The asset writedowns are comprised of $3.0 million related to the impairment writedown of assets at the Company's manufacturing facility in Toulouse, France and $1.4 million related to the spin-off of the Company's managed storage services business. The Company has engaged in activities to sell this facility and the impairment charge was required to reflect the Company's estimate of the fair value of the Toulouse facility upon its anticipated sale.

Other  exit costs of  $389,000  were  recognized  during the six months of 2000.
Other exit costs are comprised of $253,000 associated with legal expenses incurred in connection with the spin-off of the managed storage services business and $136,000 related to excess lease space in Canada.

The Company incurred pre-tax expenses of $20.2 million during the second quarter and six months of 1999, in connection with a restructuring program announced on April 15, 1999, which provided for a reduction in headcount as well as the elimination of certain lower priority research and development programs.

The Company currently anticipates it will incur an additional $5 million in restructuring charges during the third quarter of 2000 at which time the Company's activities associated with its restructuring plans announced in October 1999 are expected to be complete. The majority of these charges are expected to relate to employee severance payments.

The Company has now reached its goal of reducing 1,200 to 1,400 positions. A net reduction of approximately 1,250 positions was achieved through a combination of involuntary severances, limiting the replacement of terminating employees due to normal attrition, and eliminating certain contractors, temporary employees and other non-permanent positions. The Company has now implemented substantially all of its planned restructuring activities.

The Company estimates annual savings of approximately $40 million will be realized during 2000 in connection with the April 1999 restructuring. The Company anticipates annual savings of approximately $150 million will result from the restructuring activities initiated in October 1999. Because the restructuring activities were implemented in stages throughout the first half of 2000, the Company anticipates the realized savings for the year 2000 will be slightly in excess of $100 million. The Company does not anticipate any material incremental operating expenses will be incurred on an on-going basis.

The Company has restructured its business in the past in order to realign its business with its product and market strategies, or establish a more cost efficient business structure. There can be no assurance that the restructuring activities described above will be successful or sufficient to allow the Company to generate improved operating results in future periods. It is possible that additional changes in the Company's business or in its industry may necessitate additional restructuring expense in the future. The necessity for additional restructuring activities may result in expenses that adversely affect reported results of operations in the period the restructuring plan is adopted, and require incremental cash payments.

                               Form 10-Q, Page 18


INTEREST INCOME AND EXPENSE
---------------------------
Interest expense decreased $794,000 and increased $1.6 million during the second quarter and six months of 2000, respectively, compared to the same periods in 1999. The decrease during the second quarter of 2000 is due to decreased borrowings under the Company's debt and financing arrangements. The increase during the six months of 2000 is due to higher interest rates and higher outstanding debt balances compared to the same period in 1999. Interest income increased $3.6 million and $4.4 million during the second quarter and six months of 2000, respectively, compared to the same periods in 1999, primarily as a result of approximately $3.0 million of interest received related to an income tax refund.

INCOME TAXES
------------
The Company's effective tax rate decreased from 36% for the second quarter and six months of 1999, to 35% for the second quarter and six months of 2000.

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, management has determined that the Company will more likely than not realize $164.9 million of deferred income tax assets as of June 30, 2000. The Company's valuation allowance of approximately $14.3 million as of June 30, 2000, relates principally to net deductible temporary differences, tax credit carryforwards and net operating loss carryforwards associated with the Company's foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Available Financing Lines

The Company has a revolving credit facility (the Primary Revolver) which expires in October 2001. The credit limit available under the Primary Revolver ($262.5 million as of June 30, 2000) is reduced by $12.5 million on the last business day of each calendar quarter. The interest rates under the Primary Revolver depend upon the repayment period of the advance selected and the Company's rolling four quarter Total Debt to Earnings before Interest Expense, Taxes, Depreciation and Amortization (EBITDA) ratio. Depending on the term of the outstanding borrowing, the rate ranges from the applicable LIBOR plus 2.0% to 2.5% or the agent bank's base rate plus 0% to 0.50%. The weighted average interest rate on the advances as of June 30, 2000, was 9.3%. The Company had borrowings of $126.0 million and issued letters of credit for approximately $50,000 under the Primary Revolver as of June 30, 2000. The remaining available credit under the Primary Revolver as of June 30, 2000, was approximately $136.5 million. Borrowings under the Primary Revolver are secured by the Company's U.S. accounts receivable and U.S. inventory. The Primary Revolver contains certain financial and other covenants, including restrictions on payment of cash dividends on the Company's common stock.

The Company has also entered into a $150 million revolving credit facility (the Supplemental Revolver) which expires in January 2001. The interest rates under the Supplemental Revolver depend upon the repayment period of the advance selected and the Company's EBITDA ratio. Depending on the term of the outstanding borrowing, the rate ranges from the applicable LIBOR plus 2.0% to 2.5% or the agent bank's base rate plus 0% to 0.50%. The Company had no borrowings outstanding under the Supplemental Revolver as of June 30, 2000. Available credit under the Supplemental Revolver as of June 30, 2000, was $150.0 million. The Supplemental Revolver is secured by the Company's U.S. accounts receivable and U.S. inventory. The Supplemental Revolver contains certain financial and other covenants, including restrictions on the payment of cash dividends on the Company's common stock.

                               Form 10-Q, Page 19


The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $120 million at any one time. The agreement, which expires in January 2001, provides for commitments by the bank to purchase the Company's promissory notes denominated in a number of foreign currencies. As of June 30, 2000, the Company had promissory notes of $63.6 million outstanding under this financing agreement and had committed to borrowings between July 2000 and January 2001 in the cumulative principal amount of approximately $194.0 million. The notes must be repaid only to the extent of future revenue. Obligations under the agreement are not cancelable by the Company or the bank. Gains and losses associated with changes in the underlying foreign currencies are deferred during the commitment period and recognized as an adjustment to the revenue supporting the note repayment at the time the bank purchases the promissory notes. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance. The weighted average interest rate associated with the promissory notes outstanding as of June 30, 2000, was 8.62%. Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount up to the outstanding balance of the promissory notes.

Working Capital

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

Total Debt-to-Total Capitalization

The Company's total debt-to-capitalization ratio decreased from 26% as of December 31, 1999, to 19% as of June 30, 2000, primarily due to a net decrease in borrowings of $96.6 million under the Company's credit facilities. See "Working Capital," above, for discussion of cash sources and uses.

INTERNATIONAL OPERATIONS
------------------------
During the second quarter and six months of 2000, approximately 52% of the Company's revenue was generated by its international operations, compared to approximately 39% for the second quarter and six months of 1999. The Company also sells products through domestic indirect distribution channels that have end-user customers located outside the United States. The Company expects that it will continue to generate a significant portion of its revenue from international operations in the future. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe, principally Germany, France and the United Kingdom; Japan; Canada and Australia. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates. In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a foreign currency hedging program. See "Market Risk Management/Foreign Currency Exchange Risk," below.

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

                               Form 10-Q, Page 20


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

A hypothetical 10% adverse movement in foreign exchange rates applied to the Company's foreign currency exchange rate sensitive instruments held as of June 30, 2000, and as of December 31, 1999, would result in a hypothetical loss of approximately $45.4 million and $54.9 million, respectively. The decrease in the hypothetical loss for the second quarter of 2000 is primarily due to a decrease in outstanding commitments under the financing agreement. These hypothetical losses do not take into consideration the Company's underlying international operations. The Company anticipates that any hypothetical loss associated with the Company's foreign currency exchange rate sensitive instruments would be offset by gains associated with its underlying international operations.

                               Form 10-Q, Page 21


The Company had outstanding borrowings under its Primary Revolver of $126.0 million as of June 30, 2000. The interest rate on these borrowings is dependent on the LIBOR, which is sensitive to interest rate changes. A hypothetical 10% adverse movement in the LIBOR applied to the borrowings would not have a material adverse effect on the Company's results of operations, cash flows, or financial position in 2000.

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------
New Products and Services; Emerging Markets

The Company's results of operations and competitive strength depend upon its ability to successfully develop, manufacture and market innovative new products and services. Short product life cycles are inherent in the high-technology market. The Company must devote significant resources to research and product development projects and effectively manage the risks inherent in new product transitions. Developing new technology, products and services is complex and involves uncertainties. Delays in product development, manufacturing, or in customer evaluation and purchasing decisions may make product transitions difficult. The manufacture of new products involves integrating complex designs and processes, collaborating with sole source suppliers for key components, and increasing manufacturing capacities to accommodate demand. A design flaw, the failure to obtain sufficient quantities of key components, or manufacturing constraints could adversely affect the Company's operating and financial results. The Company has experienced product development delays in the past that adversely affected the Company's financial results and competitive position. There can be no assurance that the Company will be able to manage successfully the development and introduction of new products and services in the future.

The Company's future financial results are significantly dependent upon successfully competing in the rapidly growing emerging client-server and SANs markets and replacing its earlier generation products in the enterprise environment with new technologies. The Company currently is making significant investments in developing new products for these markets, particularly in the internet and e-commerce businesses. There can be no assurance that the Company will be successful in these activities. The SANs market is new and rapidly evolving. The Company's operating and financial results may be adversely impacted in the event the SANs market develops slower than expected or the Company's products fail to gain acceptance in this market. The Company's traditional maintenance revenue base may be adversely impacted as a result of the shift from the enterprise to the client-server marketplace.

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

                               Form 10-Q, Page 22


From time-to-time, two or more of the Company's competitors may form business alliances that compete with the Company. For example, during the third quarter of 1999, EMC Corporation acquired Data General, a supplier of the Company's OPENstorage Disk products. The alliance of two of the Company's major competitors could adversely affect the Company's ability to compete. A number of the Company's competitors have formed alliances with the stated objective of developing interoperable SAN solutions. In addition, the Company competes with vendors with which it has established relationships, including Legato Systems, Inc. and VERITAS Software Corporation. The Company also anticipates that it will continue to establish distribution alliances with other equipment manufacturers, software vendors and service providers to address competitive factors. There can be no assurances that the Company will be able to compete successfully against other companies in these markets.

Significant Personnel Changes

The Company has experienced significant changes in its management team, including the hiring, resignation and retirement of members of its executive sales and marketing management. The Company announced in February 2000 that David E. Weiss, the Company's Chairman of the Board of Directors (Board), President and Chief Executive Officer, recommended that the Board ask him to resign from all positions. The Board accepted Mr. Weiss' proposal and asked him to resign from all such positions upon the election of a successor or at such earlier date as the Board deemed appropriate. In February 2000, the Company also announced significant changes to its operating management, including the planned departure of Victor Perez, the Company's Chief Operating Officer.

On July 11, 2000, the Board announced that Patrick J. Martin was selected as the new Chairman of the Board, President and Chief Executive Officer. The Board also accepted the resignation of Mr. Weiss from the same positions immediately prior to Mr. Martin's appointment. The Company anticipates it will incur charges of approximately $7.5 million during the third quarter of 2000 in connection with the resignation of Mr. Weiss and hiring of Mr. Martin. The Company may experience a delay between the time the management team is formed and the time the team becomes fully productive.

The Company has also experienced changes in the remainder of its employee base during 1999 and the first half of 2000 as a result of the voluntary and involuntary severance programs implemented in connection with its restructuring activities, as well as increased levels of employee attrition. The future success of the Company depends in large part on its ability to attract, retain and motivate highly skilled employees. The Company faces significant competition for individuals with the skills required to deliver the products and services offered to its customers. An inability to successfully deliver products and services required by its customers, or an inability to implement the restructuring activities while the Company completes the significant personnel changes currently underway, could have an adverse effect on future operating results.

Changes in Sales Model for North America

The Company historically has emphasized the use of its direct sales force in North America, complemented by indirect distribution channels, such as OEMs, value-added resellers and value-added distributors. In connection with its restructuring activities, the Company has implemented changes to its sales model for North America that the Company expects will improve market penetration, increase sales profitability, reduce sales expense, and expand the use of the indirect sales channel. This new sales model is intended to provide better coverage for new and existing end user customers, as well as enhancing reseller, distributor and OEM alliances. The Company has also reorganized its field sales organizations with the objective of better serving Fortune 500 customers with enterprise-level product and service requirements. A new sales organization was also formed to address the needs of small and medium-sized customers with particular emphasis on internet and e-commerce businesses. There is no

                               Form 10-Q, Page 23


assurance that the Company will not encounter short term disruptions to its sales as it completes the implementation of this new sales model or that the new emphasis on indirect sales channels will result in increased sales or productivity over the long-term. The Company's operating and financial results may be adversely affected by reduced margins on sales typically experienced in indirect sales channels.

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

The Company relies upon a combination of U.S. patent, copyright, trademark and trade secret laws to protect its intellectual property rights. With respect to certain of the Company's international operations, the Company does file patent applications with foreign governments. However, many foreign countries do not have as well-developed laws as the United States in protecting intellectual property. The Company enters into confidentiality agreements relating to its intellectual property with its employees and consultants. In addition, the Company includes confidentiality provisions in most license and non-exclusive sales agreements with its indirect distributors and its customers.

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

Sole Source Suppliers

The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and components. Many non-standard parts are obtained from a single source or a limited group of suppliers. However, there are other vendors who could produce these parts in satisfactory quantities after a period of pre-qualification and product ramping. Certain key components and products are purchased from single source suppliers that the Company believes are currently the only manufacturers of the particular components that meet the Company's qualification requirements and other specifications or for which alternative sources of supply are not readily available. Imation Corporation is a single source supplier for the 9840 tape cartridges and the Company is dependent on Imation to economically produce large volumes of high-quality tape cartridges for the 9840 product at a cost acceptable to the Company and its customers. IBM is a single source supplier for the disk drives used in the Company's SVA disk product.

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

                               Form 10-Q, Page 24


The Company is dependent  upon a sole sub  contractor,  Herald  Datanetics  LTD.
(HDL), to manufacture a key component used in certain tape products. HDL is located in the People's Republic of China (PRC). To date, the Company has not experienced any material problems with HDL. The Company's dependence on HDL is subject to additional risks beyond those associated with other sole suppliers, including the lack of a well-established court system or acceptance of the rule of law in the PRC, the degree to which the PRC permits economic reform policies to continue, the political relationship between the PRC and the United States and broader political and economic factors, such as whether the PRC is admitted to the World Trade Organization.

Manufacturing

Significant portions of the Company's products are manufactured in facilities located in Puerto Rico. The Company's ability to manufacture product may be impacted by weather related risks beyond the control of the Company. If the Puerto Rico manufacturing facility was impacted by such an event, the Company may not have an alternative source to meet the demand for its products without substantial delays and disruption to its operations. The Company carries business interruption insurance to mitigate some of the risk. There is no assurance that the Company could obtain sufficient alternate manufacturing sources or repair the facilities in a timely manner to satisfy the demand for its products. Failure to fulfill manufacture demands could adversely affect the Company's operating and financial results in the future.

The Company, along with the computer industry as a whole, has experienced delivery delays and increased lead times in ordering both standard and non-standard parts and components for its products. These longer lead times could result in a shortage of parts and key components and result in reduced control over production and delivery schedules. These factors could have a material adverse effect on revenue and operating results.

Information Systems and Business Process Transitions

The Company replaced many of its internal information systems outside the United States during 1999 with new information systems. The Company also introduced significant new business processes in conjunction with these new systems, particularly within its European operations. The implementation of these information systems and business processes has been complex and has affected numerous operational, transactional, financial, and reporting processes. The establishment of processes and training associated with these information systems are continuing and involve a number of risks and uncertainties. The Company must successfully manage the business process changes and employee training programs. There can be no assurance that the transition to the new information systems and business processes will not cause delays or interruptions in the Company's business. Failure to successfully manage the transition could adversely affect the Company's operating and financial results in the future.

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

The Company's financial and operating results may fluctuate from quarter to quarter due to a number of reasons. In the past, the Company's results have followed a seasonal pattern, which reflects the tendency of customers to make their purchase decisions at the end of a calendar year. During any fiscal quarter, a disproportionately large portion of the total product sales is recognized in the last weeks and days of the quarter. These factors make the forecasting of revenue inherently difficult. Because the Company plans

                               Form 10-Q, Page 25


its operating expenses based on expected revenue, a shortfall in revenue may cause earnings to be below expectations in that period. A number of factors may cause revenue to fall below expectations, such as product and technology transitions announced by the Company or its competitors; delays in the availability of new products; changes in the purchasing patterns of the Company's customers and distribution partners; the timing of customers' acceptance of products; rapid price erosion; or adverse global economic conditions. The mix of sales among the Company's business segments and sales concentration in particular geographic regions may carry different gross profit margins and may cause the Company's operating margins to fluctuate and impact earnings.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------
The information required under this Item 3 is included in the section above entitled "Market Risk Management / Foreign Currency Exchange Rate."

                               Form 10-Q, Page 26







               STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                         PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS
--------------------------
See Part I, Item 3 - Legal Proceedings, of the Company's Form 10-K for the fiscal year ended December 31, 1999, filed with the Commission on March 10, 2000.

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2.4 billion. On December 28, 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the "Court of Appeals"). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. On July 15, 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. On August 30, 1999, Stuff filed a notice of appeal with the Appeals Court seeking to overturn the decision of the District Court. Subsequently, the parties have filed various appellate briefs. Oral arguments before the Appeals Court occurred on August 8, 2000 with no action taken at that time. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

In December 1999, the Company filed suit in the U.S. District Court for the Western District of Wisconsin against Cisco Systems, Inc. ("Cisco"), alleging that Cisco infringed upon a certain patent of the Company that Cisco used in its products. The Company filed an amended complaint on December 30, 1999, in which the Company alleged that Cisco had infringed upon a second patent used in its products. Cisco filed an answer in January 2000 denying the Company's claims, alleging that the Company's patents are invalid and asserting that a microchip used in one of the Company's network security products infringed upon one of Cisco's patents. Cisco is seeking unspecified compensatory damages that it asserts should be trebled, along with injunctive relief. The Company purchases the alleged infringing microchip from Level One ("Level One"), a subsidiary of Intel Corporation. In March 2000, the case was transferred to the U.S. District Court for the Northern District of California. Level One has been added to the lawsuit as an additional defendant to Cisco's counterclaim. A case management conference was held on August 4, 2000, at which the date for a claim construction hearing was set for April 9, 2001 and a trial date was set for March 4, 2002. The Company continues to believe that it has valid claims against Cisco and valid defenses against Cisco's counterclaim.

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

                               Form 10-Q, Page 27



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on May 18, 2000. A total of 91,177,606 shares of common stock, par value $.10 per share (the "Common Stock") were present at the Annual Meeting, either in person or by proxy, constituting a quorum. The matters voted upon at the Annual Meeting by the stockholders consisted of the five proposals specifically set forth in the Company's definitive Proxy Statement, dated April 11, 2000 (the "Proxy Statement"), along with one proposal brought from the floor of the Annual Meeting.

The first proposal related to the election of eight persons to serve on the Company's Board of Directors. The Board's nominees were each elected and received, respectively, the following votes:

Nominee                       For           Withheld
-------                 ----------------    --------
James R. Adams                89,660,739    1,516,867
William L. Armstrong          89,656,387    1,521,219
William R. Hoover             89,658,300    1,519,306
William T. Kerr               89,658,744    1,518,862
Robert E. La Blanc            89,656,434    1,521,172
Robert E. Lee                 89,653,536    1,524,070
Richard C. Steadman           89,655,668    1,521,938
David E. Weiss                89,636,097    1,541,509

The second proposal related to an amendment to the Company's 1995 Equity Participation Plan, as amended (Plan), to increase in the number of shares of Common Stock authorized to be granted thereunder by 10,000,000 shares and was adopted by a vote of 48,151,009 in favor to 25,502,160 against, with 302,427 abstentions and 17,222,010 broker non-votes. The third proposal related to an amendment to the Plan to increase the number of stock options and restricted stock that may be granted in any one year and to provide a greater amount to be granted to a participant in the Plan in the first year such person became eligible to participate. The third proposal was adopted by a vote of 72,124,340 in favor to 18,698,225 against, with 355,041 abstentions and no broker non-votes. The fourth proposal related to the ratification of PricewaterhouseCoopers LLP as the Company's independent auditors and was adopted by a vote of 90,740,048 in favor to 324,681 against, with 112,877 abstentions and no broker non-votes. The fifth proposal was made by several stockholders of the Company and would have required that directors and officers of the Company hold Common Stock received under the Plan for a certain period after the exercise thereof, subject to certain exceptions and was rejected by a vote of 4,710,386 in favor to 68,189,175 against, with 1,053,863 abstentions and 17,224,182 broker non-votes. A stockholder made a proposal from the floor of the Annual Meeting, prior to the voting upon the five proposals set forth in the Proxy Statement and described above, to have the Annual Meeting adjourned as having been improperly called, which was rejected by a vote of 56,571 in favor to 91,121,035 against, with no abstentions and no broker non-votes.

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

10.1 (1)(2) CEO  Employment  Agreement,  dated  July  11,  2000,  between  the
            Company and Patrick J. Martin.

10.2 (1)(2) Release  dated as of July 10, 2000,  between the Company and David
            E. Weiss.

10.3 (1)(2) Amended and Restated 1995 Equity Participation Plan.

10.4 (1)(2) Extension of  Retention  Agreement,  dated July 31, 2000,  between the Company and Robert S. Kocol.

                               Form 10-Q, Page 29



27.1 (2)    Financial Data Schedule.


(b) Reports on Form 8-K.
    --------------------
On July 19, 2000, the Company filed a current report on Form 8-K dated July 18, 2000, pursuant to Item 5, disclosing the appointment of Patrick J. Martin as the new Chairman of the Board, President and Chief Executive Officer to succeed David E. Weiss whom the Board of Directors asked to resign from such positions.


-----------------------------------------------------------------------------
(1) Contract or compensatory plan or arrangement in which directors and/or officers participate.

(2) Indicates exhibits filed with this Quarterly Report on Form 10-Q.

                               Form 10-Q, Page 30



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           STORAGE TECHNOLOGY CORPORATION
                                                    (Registrant)




       August 11, 2000                          /s/ ROBERT S. KOCOL
-------------------------------      ------------------------------------------
            (Date)                                   Robert S. Kocol
                                                 Corporate Vice President
                                               and Chief Financial Officer
                                              (Principal Financial Officer)






       August 11, 2000                         /s/ THOMAS G. ARNOLD
-------------------------------      ------------------------------------------
            (Date)                                   Thomas G. Arnold
                                         Vice President and Corporate Controller
                                              (Principal Accounting Officer)

                               Form 10-Q, Page 31



                                EXHIBIT INDEX
                                -------------

(a)   Exhibits:
      ---------
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated by reference into this Quarterly Report on Form 10-Q:

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

10.1 (1)(2) CEO  Employment  Agreement,  dated  July  11,  2000,  between  the
            Company and Patrick J. Martin

10.2 (1)(2) Release  dated as of July 10, 2000,  between the Company and David
            E. Weiss.

10.3 (1)(2) Amended and Restated 1995 Equity Participation Plan.

10.4 (1)(2) Extension of  Retention  Agreement,  dated July 31, 2000,  between the Company and Robert S. Kocol.

                               Form 10-Q, Page 32



27.1 (2)    Financial Data Schedule.

(b) Reports on Form 8-K.
    --------------------
Current Report on Form 8-K, filed on July 18, 2000, relating to an Item 5, Other Matter, consisting of a press release relating to the election of Patrick J. Martin as Chairman of the Board, President and Chief Executive Officer of the Company and the resignation of David E. Weiss from those positions.



------------------------------------------------------------------------------
(1) Contract or compensatory plan or arrangement in which directors and/or Officers participate.

(2) Indicates exhibits filed with this Quarterly Report on Form 10-Q.