Form 10-Q
period 2000-09-29
STORAGE TECHNOLOGY CORP
filed 2000-11-09
CIK 94673

Form 10-Q
===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the Quarterly Period Ended September 29, 2000
                                       OR
                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Common stock ($.10 Par Value) - 102,408,424 shares outstanding at November 3, 2000.

                               Form 10-Q, Page 2



                   STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                               September 29, 2000

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

              Consolidated Balance Sheet                                    3

              Consolidated Statement of Operations                          4

              Consolidated Statement of Cash Flows                          5

              Notes to Consolidated Financial Statements                    6

      Item 2 - Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       12

      Item 3 - Quantitative and Qualitative Disclosures about Market Risk  27


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                           28

      Item 6 - Exhibits and Reports on Form 8-K                            30

      Signatures                                                           32

      Exhibit Index                                                        33

                               Form 10-Q, Page 3



                  STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)


                                                          09/29/00    12/31/99
                                                      ------------------------
                                                        (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                             $  221,613  $  215,421
  Accounts receivable                                      464,119     627,435
  Inventories (Note 2)                                     229,553     260,642
  Deferred income tax assets                               123,320     124,588
                                                         ---------   ---------
     Total current assets                                1,038,605   1,228,086

Property, plant and equipment, net                         262,297     322,061
Spare parts for maintenance, net                            40,719      41,995
Deferred income tax assets                                  41,106      40,882
Other assets                                               135,534     102,451
                                                         ---------   ---------
     Total assets                                       $1,518,261  $1,735,475
                                                         =========   =========


LIABILITIES
Current liabilities:
  Credit facilities (Note 3)                            $   96,592  $  286,152
  Current portion of long-term debt                          6,098      13,943
  Accounts payable                                          83,695     111,253
  Accrued liabilities                                      304,084     303,110
  Income taxes payable                                     114,364      72,865
                                                         ---------   ---------
     Total current liabilities                             604,833     787,323
Long-term debt                                              11,841      28,953
                                                         ---------   ---------
     Total liabilities                                     616,674     816,276
                                                         ---------   ---------

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY

Common stock, $.10 par value, 300,000,000 shares authorized;
  101,751,436 shares issued at September 29, 2000, and
  100,825,390 shares issued at December 31, 1999            10,175      10,083
Capital in excess of par value                             843,141     830,780
Retained earnings                                           52,087      84,704
Treasury stock                                              (2,334)     (2,334)
Unearned compensation                                       (1,482)     (4,034)
                                                         ---------   ---------
     Total stockholders' equity                            901,587     919,199
                                                         ---------   ---------
                                                        $1,518,261  $1,735,475
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

                               Form 10-Q, Page 4





                  STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)



                                      Quarter Ended        Nine Months Ended
                                  -------------------------------------------
                                  09/29/00   09/24/99     09/29/00   09/24/99
                                  -------------------------------------------
Revenue
   Storage products               $325,301   $416,392   $  975,308 $1,258,188
   Storage services                161,316    157,338      483,455    487,447
                                   -------    -------    ---------  ---------
      Total revenue                486,617    573,730    1,458,763  1,745,635
                                   -------    -------    ---------  ---------
Cost of revenue
   Storage products                179,254    233,127      578,502    702,343
   Storage services                 99,941    110,282      308,554    319,112
                                   -------    -------    ---------  ---------
      Total cost of revenue        279,195    343,409      887,056  1,021,455
                                   -------    -------    ---------  ---------
  Gross profit                     207,422    230,321      571,707    724,180

Research and product development
  costs                             63,112     66,225      192,594    212,325
Selling, general, administrative
  and other income and
  expense, net                     129,403    150,732      396,380    440,293
Restructuring expense (Note 5)       3,376     16,082       27,176     36,328
Litigation expense (Note 4)                    16,274                  98,582
                                   -------    -------    ---------  ---------
  Operating profit (loss)           11,531    (18,992)     (44,443)   (63,348)

Interest expense                    (3,353)    (6,765)     (13,617)   (15,397)
Interest income                      1,442        712        7,843      2,733
                                   -------    -------    ---------  ---------
  Income (loss) before
    income taxes                     9,620    (25,045)     (50,217)   (76,012)
Benefit (provision) for
  income taxes                      (3,350)     9,000       17,600     27,300
                                   -------    -------    ---------  ---------
  Net income (loss)               $  6,270   $(16,045)  $  (32,617)$  (48,712)
                                   =======    =======    =========  =========


EARNINGS (LOSS) PER SHARE (Note 8)

Basic earnings (loss) per share   $   0.06   $  (0.16)  $    (0.32)$    (0.49)
                                   =======    =======    =========  =========
Weighted-average shares            101,300     99,743      100,871     99,800
                                   =======    =======    =========  =========

Diluted earnings (loss) per share $   0.06   $  (0.16)  $    (0.32)$    (0.49)
                                   =======    =======    =========  =========
Weighted-average and dilutive
  potential shares                 102,064     99,743      100,871     99,800
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

                               Form 10-Q, Page 5



                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (In Thousands of Dollars)


                                                       Nine Months Ended
                                                     ----------------------
                                                     09/29/00      09/24/99
                                                     ----------------------
OPERATING ACTIVITIES
Cash received from customers                        $ 1,582,149 $ 1,758,507
Cash paid to suppliers and employees                 (1,336,949) (1,667,577)
Cash paid for restructuring activities (Note 5)         (25,373)    (21,671)
Interest received                                         7,843       2,733
Interest paid                                           (12,287)    (13,738)
Income tax refunded, net                                 61,293       6,240
                                                     ----------  ----------
   Net cash provided by operating activities            276,676      64,494
                                                     ----------  ----------

INVESTING ACTIVITIES
Purchases of property, plant and equipment, net         (48,314)    (90,734)
Business acquisitions, net                                           (6,400)
Other assets, net                                       (18,984)     (4,782)
                                                     ----------  ----------
   Net cash used in investing activities                (67,298)   (101,916)
                                                     ----------  ----------

FINANCING ACTIVITIES
Proceeds from (repayments of) credit facilities, net   (189,559)     86,241
Repayments of other debt, net                            (6,896)     (1,239)
Repurchases of common stock                                         (35,226)
Proceeds from employee stock plans                        9,174      14,843
                                                     ----------  ----------
   Net cash provided by (used in)
     financing activities                              (187,281)     64,619
                                                     ----------  ----------
   Effect of exchange rate changes on cash              (15,905)    (22,868)
                                                     ----------  -----------
Increase in cash and cash equivalents                     6,192       4,329
   Cash and cash equivalents - beginning of
     the period                                         215,421     231,985
                                                     ----------  ----------
Cash and cash equivalents - end of the period       $   221,613 $   236,314
                                                     ==========  ==========


RECONCILIATION OF NET LOSS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES
Net loss                                            $   (32,617)$   (48,712)
Depreciation and amortization expense                   106,848      98,603
Inventory write downs                                    62,495      36,156
Non-cash litigation expense (Note 4)                                 98,582
Non-cash restructuring expense (Note 5)                   5,720       6,680
Translation loss                                         18,393      18,418
Other non-cash adjustments to income                         (4)      8,434
Decrease in accounts receivable                         139,714      18,224
Increase in inventories, net                            (26,325)   (101,712)
Increase in spare parts                                 (18,413)    (25,502)
(Increase) decrease in deferred income tax
   assets, net                                              452      (6,031)
Decrease in accounts payable and accrued
  liabilities                                           (21,292)    (21,455)
Increase (decrease) in income taxes payable              41,705     (17,191)
                                                     ----------  ----------
   Net cash provided by operating activities        $   276,676 $    64,494
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

NOTE 2 - INVENTORIES
--------------------

Inventories, net of the associated reserves, consist of the following (in thousands of dollars):

                                              09/29/00          12/31/99
                                             ---------------------------
      Raw materials                           $ 68,919          $ 59,141
      Work-in-process                           36,784            45,717
      Finished goods                           123,850           155,784
                                               -------           -------
                                              $229,553          $260,642
                                               =======           =======

NOTE 3 - DEBT AND FINANCING ARRANGEMENTS
----------------------------------------

The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $120,000,000 at any one time. The agreement, which expires in January 2002, provides for commitments by the bank to purchase the Company's promissory notes denominated in a number of foreign currencies. As of September 29, 2000, the Company had promissory notes of $61,592,000 outstanding under this financing agreement and had committed to borrowings between October 2000 and January 2002 in the cumulative principal amount of approximately $252,851,000. The notes must be repaid only to the extent of future revenue. Obligations under the agreement are not cancelable by the Company or the bank. Gains and losses associated with changes in the underlying foreign currencies are deferred during the commitment period and recognized as an adjustment to the revenue supporting the note repayment at the time the bank purchases the promissory notes. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance. The weighted average interest rate associated with the promissory notes outstanding as of September 29, 2000, was 8.62%. Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount up to the outstanding balance of the promissory notes.

See the Company's 1999 Form 10-K for additional information regarding the Company's debt and financing arrangements.


NOTE 4 - LITIGATION
-------------------

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved

                               Form 10-Q, Page 7


earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2.4 billion. On December 28, 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the Court of Appeals). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. On July 15, 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. On August 30, 1999, Stuff filed a notice of appeal with the Appeals Court seeking to overturn the decision of the District Court. Subsequently, the parties have filed various appellate briefs. Oral arguments before the Appeals Court occurred on August 8, 2000. On August 17, 2000, the Court of Appeals remanded the case back to the District Court for a trial on the factual issues relating to the interpretation of the language embodied in the 1990 Settlement Agreement. The Company filed a Petition for Rehearing with the Court of Appeals. On October 12, 2000, the Court of Appeals modified its decision, but denied the Company's Petition for Rehearing. On or about November 7, 2000, the Company filed a Petition for Certiorari with the Supreme Court of Colorado. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

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

NOTE 5 - RESTRUCTURING
----------------------

On October  28,  1999,  the  Company  announced  a broad  restructuring  program
intended  to  return  the  Company  to   profitability.   Key  elements  of  the
restructuring plan included:

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

                               Form 10-Q, Page 8


The elements of the restructuring included an involuntary reduction in headcount, the elimination of a significant number of temporary employee positions, and managing the replacement of terminating employees due to normal attrition. The headcount reductions were targeted in all areas of the Company.

During the third quarter and nine months of 2000, the Company incurred pre-tax expenses of $3,376,000 and $27,176,000, respectively, related to the restructuring. As of September 29, 2000, the Company had substantially completed all currently planned restructuring activities. The following table summarizes the activity in the Company's restructuring reserves during the nine months of 2000 (in thousands of dollars):

                                  Employee      Asset     Other Exit
                                 Severance     Writedowns   Costs      Total
                                 ----------    ---------- ----------   ------
  Balances, December 31, 1999     $  3,917                           $  3,917
  Restructuring expense             21,456     $ 5,258     $   462     27,176
  Cash payments                    (25,373)                           (25,373)
  Asset writedowns                              (5,258)       (462)    (5,720)
                                   -------      ------      ------    -------
  Balances, June 30, 2000         $      0     $     0     $     0   $      0
                                   =======      ======      ======    =======

Employee severance expense of $21,456,000 was recognized during the nine months of 2000 in connection with the restructuring. This expense is comprised of separation charges related to the fixed and determinable severance payments owed to approximately 1,100 employees who were involuntarily terminated during the nine months of 2000 in connection with the restructuring.

Asset writedowns of $5,258,000 were recognized during the nine months of 2000 in connection with the restructuring. The asset writedowns are comprised of $2,301,000 related to the spin-off of the Company's managed storage services business and $2,957,000 related to the impairment writedown of assets at the Company's manufacturing facility in Toulouse, France. The Company has engaged in activities to sell the Toulouse facility and the impairment charge was required to reflect the Company's estimate of the fair value of the facility upon its anticipated sale.

Other exit costs of $462,000 were recognized during the nine months of 2000. Other exit costs are comprised of $326,000 associated with legal and accounting expenses incurred in connection with the spin-off of the managed storage services business and $136,000 related to excess lease space in Canada.

The Company incurred pre-tax expenses of $16,082,000 during the third quarter, and $36,328,000 during the nine months of 1999, in connection with a restructuring program announced on April 15, 1999, which provided for a reduction in headcount as well as the elimination of certain lower priority research and development programs.

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the Consolidated Balance Sheet at their fair value. The corresponding change in fair value of the derivative instrument will be recognized either in the Consolidated Statement of Operations, net of any change in fair value of the related hedged item, or as a component of comprehensive income depending upon the intended use and designation of the instrument.

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB

                               Form 10-Q, Page 9


Statement No. 133." SFAS No. 137 has the effect of delaying the required adoption date of SFAS No. 133 for the Company until the first day of the Company's fiscal year 2001. In June 2000, the FASB issued SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" -- an amendment of SFAS No. 133. SFAS No. 138 addresses a number of implementation issues associated with SFAS No. 133. The Company anticipates it will adopt SFAS No. 133 and its associated interpretations on the required adoption date. While the adoption of these new accounting standards for derivatives will change the presentation on the Consolidated Balance Sheet and Consolidated Statement of Operations for certain foreign currency exchange rate sensitive financial instruments held by the Company, the new accounting standards are not currently expected to have a material impact on the Company's financial position or results of operations.

In December  1999, the SEC staff issued Staff  Accounting  Bulletin No. 101 (SAB
101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance regarding the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101B that has the effect of delaying the required adoption of SAB 101 for the Company until the fourth quarter of 2000. The Company currently believes SAB 101 will not have a material effect on its financial position or results of operations.

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

                               Form 10-Q, Page 10


The revenue and gross profit by segment are as follows (in thousands of dollars):

                               Quarter Ended             Nine Months Ended
                           ----------------------      ----------------------
                           09/29/00      09/24/99       09/29/00     09/24/99
                           --------      --------      ---------     --------
Revenue:
Storage products          $325,301      $416,392       $  975,308   $1,258,188
Storage services           161,316       157,338          483,455      487,447
                           -------       -------        ---------    ---------
     Total revenue        $486,617      $573,730       $1,458,763   $1,745,635
                           =======       =======        =========    =========


Gross profit:
  Storage products        $146,047      $183,265       $  396,806   $  555,845
  Storage services          61,375        47,056          174,901      168,335
                           -------       -------        ---------    ---------
     Total gross profit   $207,422      $230,321       $  571,707   $  724,180
                           =======       =======        =========    =========

The following table provides supplemental financial data regarding revenue from the Company's storage products segment (in thousands of dollars):

                               Quarter Ended             Nine Months Ended
                           ----------------------      ----------------------
                           09/29/00      09/24/99       09/29/00     09/24/99
                           --------      --------      ---------    ---------
Tape products              $249,006      $286,312      $761,157    $  859,674
Disk products                32,226        86,771       104,392       297,038
Network and other products   44,069        43,309       109,759       101,476
                            -------       -------       -------     ---------
  Total storage  products
    revenue                $325,301      $416,392      $975,308    $1,258,188
                            =======       =======       =======     =========

NOTE 8 - EARNINGS (LOSS) PER SHARE
----------------------------------

The  following  table  presents the  calculation  of basic and diluted  earnings
(loss) per share (in thousands, except per share amounts):

                                Quarter Ended             Nine Months Ended
                            ----------------------      ----------------------
                            09/29/00      09/24/99       09/29/00     09/24/99
                            --------      --------      ---------    ---------

 Net income (loss)          $  6,270     $(16,045)      $(32,617)    $(48,712)
                             =======      =======        =======      =======
 Denominator:
 Basic weighted-average
   shares                    101,300       99,743        100,871       99,800
 Effect of dilutive
   shares                        764
                             -------      -------        -------      -------
 Diluted weighted-average
   and dilutive potential
   shares                    102,064       99,743        100,871       99,800
                             =======      =======        =======      =======
 Basic earnings (loss)
   per share                $   0.06     $  (0.16)      $  (0.32)    $  (0.49)
                             =======      =======        =======      =======
 Diluted earnings (loss)
   per share                $   0.06     $  (0.16)      $  (0.32)    $  (0.49)
                             =======      =======        =======      =======

Stock options to purchase 12,640,860 shares of common stock were excluded from the computation of diluted earnings per share for the quarter ended September 29, 2000, as the exercise price of the options was greater than the average market price of the Company's common stock. Stock options to purchase 12,787,883 shares of common stock were excluded from the computation of diluted earnings per share for the nine months ended September 29, 2000, as these options are antidilutive as a result of the net loss incurred.

                               Form 10-Q, Page 11


NOTE 9 - SUBSEQUENT EVENT - EMPLOYEE STOCK OPTION EXCHANGE PROGRAM
------------------------------------------------------------------

On November 6, 2000, the Company made an exchange offer (the Exchange) to approximately 1,300 employees of the Company to exchange stock options to purchase common stock, par value $.10 per share, of the Company (the Common Stock) that have a per share exercise price of $17.50 or greater, whether or not vested (Eligible Options) for shares of restricted common stock, at an exchange ratio of four option shares surrendered for each share of restricted stock received. The shares of restricted stock will vest one-third on each of the first, second and third annual anniversary dates of November 20, 2000, the date upon which the Exchange will close (the Exchange Date). The Exchange specifically precludes the Chairman of the Board, President and Chief Executive Officer of the Company and all corporate vice presidents of the Company from participating in the Exchange. Both the stock options and the restricted stock involved in the Exchange are subject to the Company's Amended and Restated 1995 Equity Participation Plan (the 1995 Plan).

In order to be eligible to participate in the Exchange (Eligible Participant), the employee must not have received any stock options in the six months preceding the Exchange Date. An Eligible Participant must exchange all the Eligible Options held. In general, if the employment of an employee who participates in the Exchange terminates prior to the vesting of all the shares of restricted stock received in the Exchange, the employee shall forfeit the unvested shares of restricted stock. If the employment of such employee is terminated as a result of death, Disability or a Reduction in Force (as those terms are defined in the 1995 Plan) following a change of control, all shares of restricted stock received by that employee in the Exchange will vest immediately. Any Eligible Participants electing to participate in the Program will be ineligible for any stock option grants, additional restricted stock awards, stock appreciation rights or other equity-based awards by the Company for a period of six months following the Exchange Date. The Exchange is subject to acceptance by the Company on the Exchange Date. In addition, if, on the Exchange Date, the closing price of the Company's common stock is $15.00 or greater, the Exchange will be automatically terminated and no options will be exchanged for any shares of restricted stock. If all the Eligible Options are exchanged, the number of outstanding shares of common stock will increase by approximately 1,410,000 as a result of the Exchange.

The non-cash deferred compensation associated with the restricted stock will be recognized ratably over the three-year vesting schedule of the restricted stock to be issued in the Exchange. The non-cash deferred compensation will be recognized on an accelerated basis to the extent that shares of the restricted stock vest on an accelerated basis in the situations described above and will be reduced to the extent that a participant forfeits his or her shares of restricted stock received in the Exchange prior to vesting. The compensation amount is unaffected by future changes in the price of the common stock.

None of the Eligible Options are currently included as dilutive potential shares in the calculation of diluted earnings per share because all of the Eligible Options have exercise prices in excess of the current fair market value of the common stock. All issued and outstanding shares of restricted stock are included in the calculation of diluted earnings per share, regardless of whether vested.

                               Form 10-Q, Page 12



                      STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 29, 2000

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

GENERAL
-------

The Company reported net income for the third quarter ended September 29, 2000, of $6.3 million on revenue of $486.6 million, compared to a net loss of $16.0 million for the third quarter of 1999 on revenue of $573.7 million. A net loss of $32.6 million was reported for the nine months of 2000 on revenue of $1.46 billion, compared to a net loss of $48.7 million for the nine months of 1999 on revenue of $1.75 billion. The Company's reported results for the third quarter and nine months of 2000 include one-time pre-tax expenses of $3.4 million and $27.2 million, respectively, associated with restructuring. Excluding the one-time pre-tax charges, the Company would have reported net income of $8.4 million and a net loss of $15.0 million during the third quarter and nine months of 2000, respectively. The Company's reported results for the third quarter and nine months of 1999 include one-time pre-tax expenses of $32.4 million and $134.9 million, respectively, associated with litigation and restructuring. Excluding the one-time pre-tax charges, the Company would have earned net income of $4.7 million and $37.7 million during the third quarter and nine months of 1999, respectively.

Many of the Company's customers undertake detailed procedures relating to the evaluation, testing, implementation and acceptance of the Company's products and services. This evaluation process results in a variable sales cycle, and makes it difficult to predict if or when revenue will be earned. Further, gross margins may be adversely impacted in an effort to complete the sales cycle. The Company's financial results may be adversely impacted in future periods by its variable sales cycle. Future financial results are also dependent upon the Company's ability to manage its costs and operating expenses in line with revenue; the timely development, manufacture and introduction of new products and services; successfully managing the development of new direct and indirect sales channels; and the implementation and execution of its storage area network
(SAN) strategy. For a discussion of these and other risk factors, see "Factors That May Affect Future Results," below.

In April 1999, the Company first announced plans to restructure its business. In October 1999, the Company announced more broad restructuring plans. These restructuring activities were intended to return the Company to profitability. As of September 29, 2000, the Company had substantially completed all currently planned restructuring activities. The Company estimates annual savings of approximately $40 million will be realized during 2000 in connection with the April 1999 restructuring. The Company anticipates annual savings of approximately $150 million will result from the restructuring activities initiated in October 1999. Because the October 1999 restructuring activities were implemented in stages throughout the nine months of 2000, the Company anticipates the realized savings for the year 2000 will be slightly in excess of $100 million. There can be no assurance that the restructuring activities described above will be successful or sufficient to allow the Company to realize the expected annualized savings or that additional restructuring activities may not be required in future periods. The Company is currently

                               Form 10-Q, Page 13


evaluating its market strategy and anticipates it will announce this strategy during the fourth quarter of 2000. See "Restructuring," below for further discussion of the restructuring activities.

The Company's operating activities provided cash of $276.7 million during the nine months of 2000 compared to cash of $64.5 million provided by operations during the same period in 1999. The increase in cash generated from operations during the nine months of 2000, compared to the same period in 1999, was primarily the result of progress in the Company's efforts to more effectively manage working capital and net income tax refunds of $61.3 million received in the nine months of 2000 as compared to $6.3 million in the nine months of 1999. Working capital benefits were realized during the nine months of 2000 in the form of reductions in accounts receivable days sales outstanding and lower inventory levels. See "Liquidity and Capital Resources -- Working Capital" for additional discussion of working capital. Cash used in investing activities decreased from $101.9 million during the nine months of 1999 to $67.3 million during the nine months of 2000 primarily due to efforts to control capital spending on property, plant and equipment. Cash used in financing activities of $187.3 million during the nine months of 2000 reflects debt repayments of $196.5 million offset by proceeds received from employee stock purchase plans.

The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information:

                                    Quarter Ended      Nine Months Ended
                                 ----------------------------------------
                                  09/29/00  09/24/99   09/29/00  09/24/99
                                 ---------  --------   --------  --------
Storage products:
   Tape products                     51.2%    49.9%        52.2%     49.3%
   Disk products                      6.6     15.1          7.2      17.0
   Network and other products         9.0      7.6          7.5       5.8
                                    -----    -----        -----     -----
     Total storage products          66.8     72.6         66.9      72.1
Storage services                     33.2     27.4         33.1      27.9
                                    -----    -----        -----     -----
     Total revenue                  100.0    100.0        100.0     100.0
Cost of revenue                      57.4     59.9         60.8      58.5
                                    -----    -----        -----     -----
     Gross profit                    42.6     40.1         39.2      41.5
Research and product development
  costs                              13.0     11.5         13.2      12.2
Selling, general, administrative
  and other income and expense, net  26.5     26.3         27.1      25.2
Restructuring expense                 0.7      2.8          1.9       2.1
Litigation expense                             2.8                    5.6
                                    -----    -----        -----     -----
     Operating profit (loss)          2.4     (3.3)        (3.0)     (3.6)
Interest income (expense), net       (0.4)    (1.1)        (0.4)     (0.8)
                                    -----    -----        -----     -----
     Income (loss) before income
       taxes                          2.0     (4.4)        (3.4)     (4.4)
Benefit (provision) for income
  taxes                              (0.7)     1.6          1.2       1.6
                                    -----    -----        -----     -----
     Net income (loss)                1.3%    (2.8)%       (2.2)%    (2.8)%
                                    =====    =====        =====     =====

REVENUE
-------

STORAGE PRODUCTS

The Company's storage products revenue includes sales of tape, disk, and network and other products for the enterprise and client-server markets, including SANs. Revenue generated from storage products decreased 22% during the third quarter and nine months of 2000, respectively, compared to the same periods in 1999.

                               Form 10-Q, Page 14


Tape Products

Tape product revenue decreased 13% and 11% during the third quarter and nine months of 2000, respectively, compared to the same periods in 1999, primarily due to the negative impact from parts shortages from two suppliers, and decreased revenue from TimberLine(R) 9490, a 36-track cartridge subsystem; the TimberWolf series of client-server automated tape products; PowderHorn(R) 9310, an automated cartridge system library; and other earlier generation enterprise tape products. The decrease in revenue from these products reflects both lower selling prices and decreases in the number of units sold. These revenue reductions also reflect the continued shift in the marketplace from enterprise to client-server tape products. These declines were partially offset by increased sales of the L-series client-server tape libraries, the 9840 high-performance tape drive (9840) and Virtual Storage Manager(R) (VSM).

Future revenue growth from tape products is dependent upon increasing market acceptance of VSM, the 9840, and the L-series tape libraries, as well as the timely introduction of new tape products and enhancements which are in the design, preliminary engineering or engineering validation testing phase. There can be no assurances that the Company will be successful in increasing market acceptance for these products, or that new tape products and enhancements will be introduced in a timely manner. See "Factors That May Affect Future Results New Products and Services; Emerging Markets," for a discussion of the risks associated with the introduction of new products. See "Factors that May Affect Future Results - Sole Source Suppliers," for a discussion of the risks associated with suppliers.

Disk Products

Disk product revenue decreased 63% and 65% during the third quarter and nine months of 2000, respectively, compared to the same periods in 1999, primarily due to a decrease in OEM sales to International Business Machines Corporation
(IBM) of disk storage products and software designed for the enterprise market. Sales to IBM have been reduced to an insignificant level and the Company does not anticipate any significant sales revenue from IBM in the future. Sales of OPENstorage(TM) Disk products also decreased during the third quarter and nine months of 2000. These decreases were partially offset by direct sales of the Company's 9500 Shared Virtual Array (SVA) disk products. While the Company has recently introduced new OPENstorage Disk products and enhancements to SVA, there can be no assurance that the Company's current and future disk products will gain additional market acceptance or that the current declines in disk product revenue will not continue in the future.

Network and Other Products

Network and other product revenue increased 2% and 8% during the third quarter and nine months of 2000, respectively, compared to the same periods in 1999. The majority of the network and other product revenue during the third quarter of 2000 related to third party hardware and software sales designed to provide networking and integration solutions for the SANs marketplace. In October 2000, the Company introduced the StorageNet(TM) 6000 series of storage domain managers. See "Risk Factors That May Affect Future Results - New Products and Services; Emerging Markets," for a discussion of risks associated with both the introduction of new products, as well as risks associated with the SANs market.

Future revenue growth in the Company's storage products segment is significantly dependent upon the continued demand for its client-server tape automation products, developing a successful disk sales strategy, and the timely development and market acceptance of network products designed for the emerging SANs market. There can be no assurances that the Company will be successful in these endeavors. See "Factors That May Affect Future Results -- New Products, Markets and Distribution Channels; Emerging Markets," for a discussion of the risks associated with the introduction and manufacture of new products and distribution channels.

                               Form 10-Q, Page 15


STORAGE SERVICES

The Company's storage services revenue primarily includes revenue associated with the maintenance of the Company's and third party storage products, as well as storage consulting and integration services revenue. Storage services revenue increased 3% and decreased 1% during the third quarter and nine months of 2000, respectively, compared to the same periods in 1999. The increase during the third quarter of 2000 is primarily due to the Company's progress in a business initiative designed to capture all billable maintenance revenue.

There can be no assurance that storage service revenue will not decline in future periods as a result of a decline in maintenance revenue as the customer base continues to shift to the client-server marketplace. Maintenance revenue may also be adversely affected in future periods to the extent older products currently under maintenance contracts are replaced by newer products with extended warranties.

GROSS PROFIT
------------

Gross profit margins increased to 43% for the third quarter of 2000 as compared to 40% for the same period in 1999, primarily as a result of increased profit margins on services. Gross profit margins decreased to 39% for the nine months of 2000, compared to 41% for same period in 1999, as a decrease in sales margins more than offset an increase in service margins.

Gross profit margins for the Company's products segment increased to 45% for the third quarter of 2000, compared to 44% for the same period in 1999. This increase reflects sales of the recently introduced L-series tape libraries, which carry higher margins than the earlier generation Timberwolf automated tape products they replace. Gross profit margins for the Company's products segment decreased to 41% for the nine months of 2000, compared to 44% for the same period in 1999. This decrease reflects decreases in the selling prices for disk products and earlier generation tape products; increased sales of tape cartridges for use in the 9840 which have lower profit margins; increased sales of third-party network products which have lower profit margins; a decline in sales of disk products to IBM; and unfavorable manufacturing variances associated with excess manufacturing capacity.

Gross profit margins for the services segment increased to 38% and 36% for the third quarter and nine months of 2000, respectively, compared to 30% and 35% for the same periods in 1999, primarily as a result of reduced headcount, the elimination of unprofitable integration businesses, improvement in consulting margins, and an overall reduction in maintenance costs.

The markets for the Company's products and services are subject to intense price competition. The Company anticipates that price competition for its products and services will continue to have an impact on the Company's gross profit margins. The Company's ability to sustain or improve gross margins is dependent upon gaining operational efficiencies in connection with the restructuring activities, achieving cost improvements associated with the sourcing of production materials, the implementation of internal pricing controls and asset management disciplines, and driving improved profitability from the Company's continuing consulting services and integration activities. Storage product gross margins may be affected in future periods by inventory reserves and writedowns resulting from rapid technological changes or delays in gaining market acceptance for products.

                               Form 10-Q, Page 16


RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------

Research and product development expenses decreased 5% and 9% during the third quarter and nine months of 2000, respectively, compared to the same periods in 1999, due to the elimination of several lower priority research and product development programs in connection with the restructuring. As part of the restructuring, the Company is focusing research and development activities on the core businesses of tape and automation, virtual technologies, and SAN products and services. See "Restructuring," below, for discussion of the restructuring activities.

SELLING, GENERAL, ADMINISTRATIVE AND OTHER
------------------------------------------

Selling, general, administrative and other income and expense (SG&A) decreased 14% and 10% during the third quarter and nine months of 2000, respectively, compared to the same periods in 1999, primarily as a result of headcount reductions and decreased selling expenses. Selling expenses decreased during the third quarter of 2000 as a result of reduced spending on product marketing activities, as well as reduced bonus and commission expenses associated with declines in sales revenue. General and administrative expenses decreased during the third quarter of 2000 primarily due to reduced headcount.

LITIGATION
----------

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2.4 billion. On December 28, 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the Court of Appeals). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. On July 15, 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. On August 30, 1999, Stuff filed a notice of appeal with the Appeals Court seeking to overturn the decision of the District Court. Subsequently, the parties have filed various appellate briefs. Oral arguments before the Appeals Court occurred on August 8, 2000. On August 17, 2000, the Court of Appeals remanded the case back to the District Court for a trial on the factual issues relating to the interpretation of the language embodied in the 1990 Settlement Agreement. The Company filed a Petition for Rehearing with the Court of Appeals. On October 12, 2000, the Court of Appeals modified its decision, but denied the Company's Petition for Rehearing. On or about November 7, 2000, the Company filed a Petition for Certiorari with the Supreme Court of Colorado. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

On June 29, 1995, Odetics, Inc. filed a patent infringement suit against the Company alleging infringement of various patents. During the second quarter of 1999, the Company recognized a pre-tax expense of $82.3 million in connection with the resolution of this litigation. As a result of the settlement, the Company recognized an additional $15.5 million pre-tax expense in the third quarter of 1999 to reflect the present value of the final settlement payments. The Company also settled a number of less significant legal actions resulting in a pre-tax expense of $788,000 during the third quarter of 1999.

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

                               Form 10-Q, Page 17


particularly in patent litigation, could require material changes in production processes and products or result in the Company's inability to ship products or components found to have violated third-party patent rights.

RESTRUCTURING
--------------

On October  28,  1999,  the  Company  announced  a broad  restructuring  program
intended  to  return  the  Company  to   profitability.   Key  elements  of  the
restructuring plan included:

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

During the third quarter and nine months of 2000, the Company incurred pre-tax expenses of $3.4 million and $27.2 million, respectively, related to the restructuring. As of September 29, 2000, the Company had substantially completed all currently planned restructuring activities. The following table summarizes the activity in the Company's restructuring reserves during the nine months of 2000 (in thousands of dollars):


                                  Employee      Asset     Other Exit
                                 Severance     Writedowns   Costs      Total
                                 ----------    ---------- ----------   ------
  Balances, December 31, 1999     $  3,917                           $  3,917
  Restructuring expense             21,456     $ 5,258     $   462     27,176
  Cash payments                    (25,373)                           (25,373)
  Asset writedowns                              (5,258)       (462)    (5,720)
                                   -------      ------      ------    -------
  Balances, June 30, 2000         $      0     $     0     $     0   $      0
                                   =======      ======      ======    =======


Employee severance expense of $21.5 million was recognized during the nine months of 2000 in connection with the restructuring. This expense is comprised of separation charges related to the fixed and determinable severance payments owed to approximately 1,100 employees who were involuntarily terminated during the nine months of 2000 in connection with the restructuring.

Asset writedowns of $5.3 million were recognized during the nine months of 2000 in connection with the restructuring. The asset writedowns are comprised of $2.3 million related to the spin-off of the Company's managed storage services business and $3.0 million related to the impairment writedown of assets at the Company's manufacturing facility in Toulouse, France. The Company has engaged in

                               Form 10-Q, Page 18


activities to sell the Toulouse facility and the impairment charge was required to reflect the Company's estimate of the fair value of the facility upon its anticipated sale.

Other exit costs of $462,000 were recognized during the nine months of 2000. Other exit costs are comprised of $326,000 associated with legal and accounting expenses incurred in connection with the spin-off of the managed storage services business and $136,000 related to excess lease space in Canada.

The Company incurred pre-tax expenses of $16.1 million during the third quarter, and $36.3 million during the nine months of 1999, in connection with a restructuring program announced on April 15, 1999, which provided for a reduction in headcount as well as the elimination of certain lower priority research and development programs.

The Company has now reached its goal of reducing 1,200 to 1,400 positions. A net reduction of approximately 1,250 positions was achieved through a combination of involuntary severances, limiting the replacement of terminating employees due to normal attrition, and eliminating certain contractors, temporary employees and other non-permanent positions.

The Company estimates annual savings of approximately $40 million will be realized during 2000 in connection with the April 1999 restructuring. The Company anticipates annual savings of approximately $150 million will result from the restructuring activities initiated in October 1999. Because the restructuring activities were implemented in stages throughout the nine months of 2000, the Company anticipates the realized savings for the year 2000 will be slightly in excess of $100 million. The Company does not anticipate any material incremental operating expenses will be incurred on an on-going basis.

The Company has restructured its business in the past in order to realign its business with its product and market strategies, or establish a more cost efficient business structure. The Company is currently evaluating its future market strategy, and anticipates it will announce its strategy in the fourth quarter of 2000. There can be no assurance that the restructuring activities described above will be successful or sufficient to allow the Company to generate improved operating results in future periods. It is possible that additional changes in the Company's business or in its industry may necessitate additional restructuring expense in the future. The necessity for additional restructuring activities may result in expenses that adversely affect reported results of operations in the period the restructuring plan is adopted, and require incremental cash payments.

INTEREST INCOME AND EXPENSE
---------------------------

Interest expense decreased $3.4 and $1.8 million during the third quarter and nine months of 2000, respectively, compared to the same periods in 1999, due to decreased borrowings under the Company's debt and financing arrangements. Interest income increased $730,000 and $5.1 million during the third quarter and nine months of 2000, respectively, compared to the same periods in 1999, primarily as a result of approximately $3.0 million of interest received related to an income tax refund and an overall increase in available cash.

INCOME TAXES
------------

The Company's effective tax rate decreased from 36% for the third quarter and nine months of 1999, to 35% for the third quarter and nine months of 2000.

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, management has determined that the Company will more likely than not realize $164.5 million of deferred income tax assets as of September 29, 2000. The Company's valuation

                               Form 10-Q, Page 19


allowance of approximately $13.5 million as of September 29, 2000, relates principally to net deductible temporary differences, tax credit carryforwards and net operating loss carryforwards associated with the Company's foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Available Financing Lines

The Company has a revolving credit facility (the Primary Revolver) which expires in October 2001. The credit limit available under the Primary Revolver ($250 million as of September 29, 2000) is reduced by $12.5 million on the last business day of each calendar quarter. The interest rates under the Primary Revolver depend upon the repayment period of the advance selected and the Company's rolling four quarter Total Debt to Earnings before Interest Expense, Taxes, Depreciation and Amortization (EBITDA) ratio. Depending on the term of the outstanding borrowing, the rate ranges from the applicable LIBOR plus 2.0% to 2.5% or the agent bank's base rate plus 0% to 0.50%. The weighted average interest rate on the advances as of September 29, 2000, was 9.5%. The Company had borrowings of $35 million and issued letters of credit for approximately $50,000 under the Primary Revolver as of September 29, 2000. The remaining available credit under the Primary Revolver as of September 29, 2000, was approximately $215.0 million. Borrowings under the Primary Revolver are secured by the Company's U.S. accounts receivable and U.S. inventory. The Primary Revolver contains certain financial and other covenants, including restrictions on payment of cash dividends on the Company's common stock.

The Company has also entered into a $150 million revolving credit facility (the Supplemental Revolver) which expires in January 2001. The interest rates under the Supplemental Revolver depend upon the repayment period of the advance selected and the Company's EBITDA ratio. Depending on the term of the outstanding borrowing, the rate ranges from the applicable LIBOR plus 2.0% to 2.5% or the agent bank's base rate plus 0% to 0.50%. The Company had no borrowings outstanding under the Supplemental Revolver as of September 29, 2000. Available credit under the Supplemental Revolver as of September 29, 2000, was $150 million. The Supplemental Revolver is secured by the Company's U.S. accounts receivable and U.S. inventory. The Supplemental Revolver contains certain financial and other covenants, including restrictions on the payment of cash dividends on the Company's common stock.

The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $120 million at any one time. The agreement, which expires in January 2002, provides for commitments by the bank to purchase the Company's promissory notes denominated in a number of foreign currencies. As of September 29, 2000, the Company had promissory notes of $61.6 million outstanding under this financing agreement and had committed to borrowings between October 2000 and January 2002 in the cumulative principal amount of approximately $252.9 million. The notes must be repaid only to the extent of future revenue. Obligations under the agreement are not cancelable by the Company or the bank. Gains and losses associated with changes in the underlying foreign currencies are deferred during the commitment period and recognized as an adjustment to the revenue supporting the note repayment at the time the bank purchases the promissory notes. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance. The weighted average interest rate associated with the promissory notes outstanding as of September 29, 2000, was 8.62%. Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount up to the outstanding balance of the promissory notes.

                               Form 10-Q, Page 20


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

Total Debt-to-Total Capitalization

The Company's total debt-to-capitalization ratio decreased from 26% as of December 31, 1999, to 11% as of September 29, 2000, primarily due to a net decrease in borrowings of $189.6 million under the Company's credit facilities. See "Working Capital," above, for discussion of cash sources and uses.

Employee Stock Option Exchange Program

On November 6, 2000, the Company made an exchange offer (the Exchange) to approximately 1,300 employees of the Company to exchange stock options to purchase common stock, par value $.10 per share, of the Company (the Common Stock) that have a per share exercise price of $17.50 or greater, whether or not vested (Eligible Options) for shares of restricted common stock, at an exchange ratio of four option shares surrendered for each share of restricted stock received. The shares of restricted stock will vest one-third on each of the first, second and third annual anniversary dates of November 20, 2000, the date upon which the Exchange will close (the Exchange Date). The Exchange specifically precludes the Chairman of the Board, President and Chief Executive Officer of the Company and all corporate vice presidents of the Company from participating in the Exchange. Both the stock options and the restricted stock involved in the Exchange are subject to the Company's Amended and Restated 1995 Equity Participation Plan (the 1995 Plan).

The purpose of the Exchange is to:

o provide retention and performance incentives for key employees;
o align better the interests of key employee with those of the stockholders; and
o provide for the return of shares subject to surrendered options to the 1995 Plan for use in future employee equity programs.

In order to be eligible to participate in the Exchange (Eligible Participant), the employee must not have received any stock options in the six months preceding the Exchange Date. An Eligible Participant must exchange all the Eligible Options held. In general, if the employment of an employee who participates in the Exchange terminates prior to the vesting of all the shares of restricted stock received in the Exchange, the employee shall forfeit the unvested shares of restricted stock. If the employment of such employee is terminated as a result of death, Disability or a Reduction in Force (as those terms are defined in the 1995 Plan) following a change of control, all shares of restricted stock received by that employee in the Exchange will vest immediately. Any Eligible Participants electing to participate in the Program will be ineligible for any stock option grants, additional restricted stock awards, stock appreciation rights or other equity-based awards by the Company for a period of six months following the Exchange Date.

The Exchange is subject to acceptance by the Company on the Exchange Date. In addition, if, on the Exchange Date, the closing price of the Company's common stock is $15.00 per share or greater at the close of trading on the New York Stock Exchange, as reported subsequently in The Wall Street Journal, the Exchange will be automatically terminated and no options will be exchanged for any shares of restricted stock. This price provision was determined by the Company's Board of Directors to be

                               Form 10-Q, Page 21


necessary in order to limit the amount of the deferred compensation charge to be recognized by the Company. Based on the four-for-one exchange ratio set forth above, if all of the Eligible Options are exchanged, the number of outstanding shares of common stock will increase by approximately 1,410,000 as a result of the Exchange. However, the overhang associated with unexercised stock options will be reduced because all stock options surrendered under the Exchange will be available for re-issuance under the 1995 Plan. Unexercised stock options, stated as a percentage of the issued and outstanding shares, represented approximately 11.7% as of September 29, 2000. Assuming that all of the Eligible Options are exchanged, that percentage would be reduced to approximately 5.5%. Further, assuming all of the Eligible Options are exchanged, a pool of approximately 15,770,000 shares (approximately 10,130,000 shares available as of September 29, 2000, plus approximately 4,230,000 shares available as a result of the Program) would then become available for future employee equity plans.

The non-cash deferred compensation associated with the Exchange is primarily dependent upon the share price of the common stock on the Exchange Date and the number of Eligible Options that are exchanged. If all of the Eligible Options are exchanged and the price of the common stock on the Exchange Date is $10.00 per share, the Exchange would result in an aggregate of approximately $14.1 million non-cash deferred compensation on a pre-tax basis. The non-cash deferred compensation associated with the restricted stock will be recognized ratably over the three-year vesting schedule of the restricted stock to be issued in the Exchange. The non-cash deferred compensation will be recognized on an accelerated basis to the extent that shares of the restricted stock vest on an accelerated basis in the situations described above and will be reduced to the extent that a participant forfeits his or her shares of restricted stock received in the Exchange prior to vesting. The non-cash deferred compensation will reduce the Company's net income and may result in a decrease of the market price of the common stock. The compensation amount is unaffected by future changes in the price of the common stock. Implementing the Exchange may restrict the Company's ability to engage in any pooling-of-interests mergers for a future period. The Company has no present intent to enter into any pooling-of-interests mergers.

None of the Eligible Options are currently included as dilutive potential shares in the calculation of diluted earnings per share because all of the Eligible Options have exercise prices in excess of the current fair market value of the common stock. All issued and outstanding shares of restricted stock are included in the calculation of diluted earnings per share, regardless of whether vested. The Exchange will likely decrease the Company's diluted earnings per share, at least in the short-term, and may result in a corresponding decrease in the market price of the common stock.

INTERNATIONAL OPERATIONS
------------------------

During the third quarter and nine months of 2000, approximately 49% of the Company's revenue was generated by its international operations, compared to approximately 42% and 40% for the third quarter and nine months of 1999, respectively. The Company also sells products through domestic indirect distribution channels that have end-user customers located outside the United States. The Company expects that it will continue to generate a significant portion of its revenue from international operations in the future. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe, principally Germany, France and the United Kingdom; Japan; Canada and Australia. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates. In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a foreign currency hedging program. See "Market Risk Management/Foreign Currency Exchange Risk," below.

The Company's international business may be affected by changes in demand resulting from global and localized economic, business and political conditions. The Company is subject to the risks of conducting

                               Form 10-Q, Page 22


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

The Company has a financing agreement with a bank that provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. Gains and losses associated with changes in the underlying foreign currencies are deferred during the commitment period and recognized as an adjustment to the revenue supporting the note repayment at the time the bank purchases the promissory notes. See "Liquidity and Capital Resources --Available Financing Lines," for a description of the financing agreement.

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

A hypothetical 10% adverse movement in foreign exchange rates applied to the Company's foreign currency exchange rate sensitive instruments held as of September 29, 2000, and as of December 31, 1999, would result in a hypothetical loss of approximately $56.9 million and $54.9 million, respectively. The increase in the hypothetical loss for the third quarter of 2000 is primarily due to an increase in outstanding foreign currency options. These hypothetical losses do not take into consideration the Company's underlying international operations. The Company anticipates that any hypothetical loss associated with the Company's foreign currency exchange rate sensitive financial instruments would be offset by gains associated with its underlying international operations.

The Company anticipates it will adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its associated interpretations effective on the first day of the Company's fiscal

                               Form 10-Q, Page 23


year 2001. While the adoption of these new accounting standards for derivatives will change the presentation on the Consolidated Balance Sheet and Consolidated Statement of Operations for the foreign currency exchange rate sensitive financial instruments described above, the new accounting standards are not currently expected to have a material impact on the Company's financial position or results of operations. See Note 6 of the Notes to Consolidated Financial Statements for further description of SFAS No. 133 and its associated interpretations.

The Company had outstanding borrowings under its Primary Revolver of $35.0 million as of September 29, 2000. The interest rate on these borrowings is dependent on the LIBOR, which is sensitive to interest rate changes. A hypothetical 10% adverse movement in the LIBOR applied to the borrowings would not have a material adverse effect on the Company's results of operations, cash flows, or financial position in 2000.

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

The Company introduced a significant number of new products in October 2000 including the StorageNet(TM) 6000, the T9940 high-capacity tape drive, and Virtual Storage Manager III, as well as enhancements to the Shared Virtual Array 9500. The Company's results of operations and competitive strength depend upon its ability to successfully develop, manufacture and market these new products. Developing new technology and introducing new products is complex and involves many uncertainties. There can be no assurances that the Company will be able to successfully gain adequate market acceptance for its new products.

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

                               Form 10-Q, Page 24


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

Significant Personnel Changes

The Company has experienced significant changes in its management team, including the hiring, resignation and retirement of members of its executive management. The Company announced in February 2000 that David E. Weiss, the Company's Chairman of the Board of Directors (Board), President and Chief
Executive Officer, recommended that the Board ask him to resign from all positions. The Board accepted Mr. Weiss' proposal and asked him to resign from all such positions upon the election of a successor or at such earlier date as the Board deemed appropriate. In February 2000, the Company also announced significant changes to its operating management, including the departure of Victor Perez, the Company's Chief Operating Officer.

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

The Company has experienced significant changes in the remainder of its employee base as a result of the voluntary and involuntary severance programs implemented in connection with its restructuring activities, as well as increased levels of employee attrition. The future success of the Company depends in large part on its ability to attract, retain and motivate highly skilled employees. The Company faces significant competition for individuals with the skills required to deliver the products and services offered to its customers. An inability to successfully deliver products and services required by its customers could have an adverse effect on future operating results.

                               Form 10-Q, Page 25


Changes in Sales Model for North America

The Company historically has emphasized the use of its direct sales force in North America, complemented by indirect distribution channels, such as OEMs, value-added resellers and value-added distributors. In connection with its restructuring activities, the Company has implemented changes to its sales model for North America that the Company expects will improve market penetration, increase sales profitability, reduce sales expense, and expand the use of the indirect sales channel. This new sales model is intended to provide better coverage for new and existing end user customers, as well as enhancing reseller, distributor and OEM alliances. The Company has also reorganized its field sales organizations with the objective of better serving Fortune 500 customers with enterprise-level product and service requirements. A new sales organization was also formed to address the needs of small and medium-sized customers with particular emphasis on internet and e-commerce businesses. The reorganization has adversely affected the Company's financial results in 2000 due to increased employee turnover. There can be no assurance that the Company will not continue to encounter disruptions to its sales as it completes the implementation of this new sales model and new sales representatives are trained on the Company's products and sales tools. The Company's operating and financial results may be adversely affected by reduced margins on sales typically experienced in indirect sales channels.

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

                               Form 10-Q, Page 26


Certain suppliers have experienced occasional technical, financial or other problems in the past that have delayed deliveries. During the third quarter of 2000, the Company's supply of flex circuits and transducer semiconductor components for the 9840 tape drives were delayed due to manufacturing problems experienced by suppliers. While the Company currently believes its 9840 component supply issues have been addressed, an unanticipated failure of any sole source supplier to meet the Company's requirements for an extended period, or the inability to secure comparable components in a timely manner, could result in a shortage of key components, longer lead times, and reduced control over production and delivery schedules. These factors could have a material adverse effect on revenue and operating results. In the event a sole source supplier was unable or unwilling to continue to supply components, the Company would need to identify and qualify other acceptable suppliers. This process could take an extended period, and no assurance can be given that any additional source would become available or would be able to satisfy production requirements on a timely basis or at a price acceptable to the Company.

The Company is  dependent  upon a sole  subcontractor,  Herald  Datanetics  LTD.
(HDL), to manufacture a key component used in certain tape products. HDL is located in the People's Republic of China (PRC). To date, the Company has not experienced any material problems with HDL. The Company's dependence on HDL is subject to additional risks beyond those associated with other sole suppliers, including the lack of a well-established court system or acceptance of the rule of law in the PRC, the degree to which the PRC permits economic reform policies to continue, the political relationship between the PRC and the United States and broader political and economic factors, such as whether the PRC is admitted to the World Trade Organization.

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

The Company, along with the computer industry as a whole, has experienced delivery delays, increased lead times in ordering parts and components for its products, and rapid changes in the demand by customers for certain products. These longer lead times coupled with rapid changes in the demand for products, could result in a shortage of parts and components and result in reduced control over delivery schedules and an inability to fulfill customer orders in a timely manner. The complexities of these issues are increased while the Company transitions to newer technologies and products. These factors could have a material adverse effect on revenue and operating results.

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

                               Form 10-Q, Page 27


not  cause  delays  or  interruptions  in the  Company's  business.  Failure  to
successfully   manage  the  transition  could  adversely  affect  the  Company's operating and financial results in the future.

Volatility of Stock Price/Earnings Fluctuations

The Company's common stock is subject to significant fluctuations in trading price. The Company's stock price may be impacted if the Company's financial performance fails to meet the expectations of the investment community. The Company's stock price may also be affected by broad economic and market trends which are unrelated to the Company's performance.

The Company's financial and operating results may fluctuate from quarter to quarter due to a number of reasons. In the past, the Company's results have followed a seasonal pattern, which reflects the tendency of customers to make their purchase decisions at the end of a calendar year. During any fiscal quarter, a disproportionately large portion of the total product sales is recognized in the last weeks and days of the quarter. These factors make the forecasting of revenue inherently difficult. Because the Company plans its operating expenses based on expected revenue, a shortfall in revenue may cause earnings to be below expectations in that period. A number of factors may cause revenue to fall below expectations, such as product and technology transitions announced by the Company or its competitors; delays in the availability of new products; changes in the purchasing patterns of the Company's customers and distribution partners; the timing of customers' acceptance of products; rapid price erosion; realignment to the sales force; or adverse global economic conditions. The mix of sales among the Company's business segments and sales concentration in particular geographic regions may carry different gross profit margins and may cause the Company's operating margins to fluctuate and impact earnings.

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

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2.4 billion. On December 28, 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the Court of Appeals). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. On July 15, 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. On August 30, 1999, Stuff filed a notice of appeal with the Appeals Court seeking to overturn the decision of the District Court. Subsequently, the parties have filed various appellate briefs. Oral arguments before the Appeals Court occurred on August 8, 2000. On August 17, 2000, the Court of Appeals remanded the case back to the District Court for a trial on the factual issues relating to the interpretation of the language embodied in the 1990 Settlement Agreement. The Company filed a Petition for Rehearing with the Court of Appeals. On October 12, 2000, the Court of Appeals modified its decision, but denied the Company's Petition for Rehearing. On or about November 7, 2000, the Company filed a Petition for Certiorari with the Supreme Court of Colorado. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

In December 1999, the Company filed suit in the U.S. District Court for the Western District of Wisconsin against Cisco Systems, Inc. (Cisco), alleging that Cisco infringed upon a certain patent of the Company that Cisco used in its products. The Company filed an amended complaint on December 30, 1999, in which the Company alleged that Cisco had infringed upon a second patent used in its products. Cisco filed an answer in January 2000 denying the Company's claims, alleging that the Company's patents are invalid and asserting that a microchip used in one of the Company's network security products infringed upon one of Cisco's patents. Cisco is seeking unspecified compensatory damages that it asserts should be trebled, along with injunctive relief. The Company purchases the alleged infringing microchip from Level One (Level One), a subsidiary of Intel Corporation. In March 2000, the case was transferred to the U.S. District Court for the Northern District of California. Level One has been added to the lawsuit as an additional defendant to Cisco's counterclaim. A claim construction hearing is scheduled for April 9, 2001 and a trial date is scheduled for March 4, 2002. The parties have commenced discovery, which is anticipated to continue for several months. The Company continues to believe that it has valid claims against Cisco and valid defenses against Cisco's counterclaim.

On October 4, 2000, the Company filed suit in the U.S. District Court for Minnesota against Cisco, as successor-in-interest to NuSpeed Internet Systems Inc. alleging various trade secret misappropriation, corporate raiding, and unfair business practices. In the previous ten months, NuSpeed had hired approximately 26 of the Company's employees, the majority of whom were engineers who were developing the Company's SN6000 product for joining disparate and otherwise incompatible computer networks. The Company has reason to believe that Cisco is using the Company's confidential and proprietary information to develop a product for joining disparate and otherwise incompatible computer networks. Cisco has not yet answered the Company's complaint.

                               Form 10-Q, Page 29


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

10.1(1) Fifth   Amendment  to  the  Second  Amended  and  Restated   Contingent
      Multicurrency Note Purchase Commitment Agreement, dated as of August 15, 2000 between Storage Technology Corporation and Bank of America, N.A.

27.1(1) Financial Data Schedule.

(b) Reports on Form 8-K.
    --------------------

      On July 19, 2000, the Company filed a current report on Form 8-K dated July 18, 2000, pursuant to Item 5, disclosing the appointment of Patrick
      J. Martin as the new Chairman of the Board, President and Chief Executive Officer to succeed David E. Weiss whom the Board of Directors asked to resign from such positions.

                               Form 10-Q, Page 31

      ---------------------------

      On November 7, 2000, the Company filed a current report on Form 8-K dated November 7, 2000, pursuant to Item 5, disclosing the terms and conditions of the Company's offer to certain employees to exchange certain stock options for shares of restricted stock.

---------------------------------------------------------------------------

(1)   Indicates exhibits filed with this Quarterly Report on Form 10-Q.

                               Form 10-Q, Page 32



SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           STORAGE TECHNOLOGY CORPORATION
                                                    (Registrant)




       November 9, 2000                         /s/ ROBERT S. KOCOL
-------------------------------      ------------------------------------------
            (Date)                                   Robert S. Kocol
                                              Corporate Vice President
                                             and Chief Financial Officer
                                            (Principal Financial Officer)






       November 9, 2000                        /s/ THOMAS G. ARNOLD
-------------------------------      ------------------------------------------
            (Date)                                   Thomas G. Arnold
                                       Vice President and Corporate Controller
                                             (Principal Accounting Officer)

                               Form 10-Q, Page 33




                                  EXHIBIT INDEX
                                  -------------
(a)   Exhibits:

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

10.1(1) Fifth   Amendment  to  the  Second  Amended  and  Restated   Contingent
      Multicurrency Note Purchase Commitment Agreement, dated as of August 15, 2000 between Storage Technology Corporation and Bank of America, N.A.

27.1(1) Financial Data Schedule.

----------------------------------------------------------------------------
(1)   Indicates exhibits filed with this Quarterly Report on Form 10-Q.