Form 10-K
period 2000-12-29
STORAGE TECHNOLOGY CORP
filed 2001-02-21
CIK 94673

                                   FORM 10-K
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 29, 2000

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT of 1934

               For the transition period from  ______ to  ______

                         COMMISSION FILE NUMBER 1-7534

                         STORAGE TECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                                84-0593263
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)               Identification Number)

One StorageTek Drive, Louisville, Colorado               80028-4309
 (Address of principal executive offices)                (Zip Code)

       Registrant's Telephone Number, including area code: (303) 673-5151

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                                 Name of Each Exchange
             Title of Each Class                                  on which Registered
----------------------------------------------       ----------------------------------------------
   Common Stock ($.10 par value), including                     New York Stock Exchange
   related   preferred stock purchase rights

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by nonaffiliates of the registrant was $986,915,129 based on the last reported sale price of the common stock of the registrant on the New York Stock Exchange's consolidated transactions reporting system on February 16, 2001. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

As of February 16, 2001, there were 103,982,978 shares of common stock of the registrant outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of its fiscal year ended December 29, 2000. Portions of the registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 24, 2001, are incorporated by reference into Part III of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

ALL ASSUMPTIONS, ANTICIPATIONS, EXPECTATIONS AND FORECASTS CONTAINED IN THE FOLLOWING DISCUSSION REGARDING THE COMPANY'S FUTURE PRODUCTS, BUSINESS PLANS, FINANCIAL RESULTS, PERFORMANCE AND EVENTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY BECAUSE OF A NUMBER OF RISKS AND UNCERTAINTIES. SOME OF THESE RISKS ARE DETAILED IN PART II, ITEM 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS FORM 10-K. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN REPRESENT A GOOD-FAITH ASSESSMENT OF THE COMPANY'S FUTURE PERFORMANCE FOR WHICH MANAGEMENT BELIEVES THERE IS A REASONABLE BASIS. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, EXCEPT AS MAY BE OTHERWISE REQUIRED BY LAW.

HISTORICAL STATEMENTS MADE HEREIN ARE ACCURATE ONLY AS OF THE DATE OF FILING THIS FORM 10-K WITH THE SECURITIES AND EXCHANGE COMMISSION AND MAY BE RELIED UPON ONLY AS OF THAT DATE.

GENERAL
-------

Storage Technology Corporation (StorageTek or the Company) designs, develops, manufactures and markets a broad range of information storage products, and provides maintenance and consulting services. These storage products and services provide customers with a broad range of solutions for the storage and retrieval of digitized electronic data. StorageTek's solutions are designed to be easy to manage and allow universal access to data across servers, media types, and storage networks.

The Company's products are used by a broad range of customers that include large multinational companies, mid-size and small businesses and governmental agencies, encompassing a broad range of industry sectors, including financial services, retail sales, telecommunications, transportation and a variety of manufacturing industries, as well as educational, scientific and medical institutions located around the world. The Company markets its products and services through its direct sales organization to end-user customers and through original equipment manufacturers (OEMs), value-added distributors (VADs), value-added resellers (VARs) and other distributors (collectively, the Indirect Channel).

The Company's products are used in both the mainframe and client-server environments. The Company is a leading provider of automated tape storage solutions. In addition to its own products, StorageTek has created alliances with other manufacturers, developers, distributors and suppliers to provide customers with total information-centric storage solutions. As a result, it is possible for other companies to be at various times collaborators, customers and competitors in different markets.

The Company was incorporated in Delaware in 1969. Its principal executive offices are located at One StorageTek Drive, Louisville, Colorado 80028, telephone (303) 673-5151.

BUSINESS SEGMENTS
-----------------

StorageTek is organized into two reportable business segments: storage products and storage services.

REVENUE AND GROSS PROFIT BY BUSINESS SEGMENT
--------------------------------------------

                  REVENUE AND GROSS PROFIT BY BUSINESS SEGMENT
                           (IN THOUSANDS OF DOLLARS)
                              YEAR ENDED DECEMBER

                                                     2000          1999          1998
                                                  ----------    ----------    ----------
Revenue:
  Storage products                                $1,411,932    $1,704,314    $1,634,328
  Storage services                                   648,272       663,917       623,894
                                                  ----------    ----------    ----------
          Total revenue                           $2,060,204    $2,368,231    $2,258,222
                                                  ==========    ==========    ==========
Gross profit:
  Storage products                                $  595,083    $  729,535    $  767,331
  Storage services                                   236,435       213,449       273,079
                                                  ----------    ----------    ----------
          Total gross profit                      $  831,518    $  942,984    $1,040,410
                                                  ==========    ==========    ==========

Additional information concerning revenue and profit attributable to each of the Company's business segments and geographic areas is found in Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and in Part IV, Item 14, of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," of this Form 10-K, which information is incorporated by reference into this Part I, Item 1.

STORAGE PRODUCTS
----------------

Within storage products, the Company's principal products are divided into three categories: tape products, disk products and network products, in each case including related software tools and applications. The Company is one of the leaders in virtual storage technology with its virtual tape and disk offerings. StorageTek's virtual storage products save customers time and money, and at the same time, provide improved performance.

TAPE PRODUCTS

The Company's tape products historically have generated significant revenue for the Company and are engineered to provide reliable, cost-effective storage of digital information. The Company's tape products consist primarily of automated tape libraries, principally the Powderhorn(R), TimberWolf(TM) and L-Series libraries, tape drives that are used in automated tape libraries, principally the 9840, 9940, DLT and the TimberLine cartridge subsystems.

The Powderhorn(R) automated tape library, the Company's largest-capacity tape library, is a high-capacity, high-performance system for use in mainframe and client-server environments that has been available since 1993. The TimberWolf(TM) automated tape library is a low-cost system for use in a client-server environment that has been available since 1996. The Company has made a number of improvements to these libraries since their initial introduction.

The Company's newest automated tape libraries, the L-Series, range from the L20, StorageTek's smallest and least expensive library, to the largest L-Series library, the L700, and are used mainly in the client-server environment. The L-Series libraries are designed to be easily installed, scalable and easily upgradable. The Company intends to market the L20 to a new type of customer, the small office/home office segment. There is no assurance that the Company will be successful in its efforts to sell its products in such a segment.

The 9840 and 9940 tape drives are used in both the mainframe and client-server environments and can be attached by SCSI, ESCON and native fibre channel. The 9840 tape drive is designed to optimize fast access, while the newly-introduced 9940 tape drive is designed to optimize capacity. For certain client-server tape drive products, the Company purchases its DLT tape drives from a third party. TimberLine(R) is a high-performance 36-track cartridge sub-system for use in mainframe and client-server environments, particularly for data-intensive applications and large batch/back-up workloads.

The Company offers the Virtual Storage Manager(R) (VSM), a software-driven data storage management solution designed to improve performance, cartridge utilization and overall storage management using StorageTek's products. VSM is engineered to support the demands created by data center consolidation, electronic commerce, data warehousing and enterprise resource planning. VSM first became available in December 1998, and is currently available for the mainframe environment.

The Company historically has generated a significant portion of its revenue and operating profits from the mainframe tape market; however, the Company has experienced a shift in customer purchase patterns to the client-server environment. Sales of client-server tape automation products increased 18% in 2000, while sales of mainframe tape products decreased 21% in 2000. Fiscal 2000 was the first year that client-server tape product revenue was greater than mainframe tape product revenue.

The Company is currently developing new tape products, along with enhancements to existing tape products, which are in the design, preliminary engineering or engineering validation testing phase and which have not yet been publicly announced. See Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FACTORS THAT MAY AFFECT FUTURE RESULTS -- New Products and Services and Emerging Markets," which is incorporated by reference into this Part I, Item 1, for a discussion of certain risks associated with the development and introduction of new products that may affect future results.

DISK PRODUCTS

The Company's disk product offerings include a family of disk systems that offer a spectrum of capacity, performance, connectivity and price points. The Company's primary disk product offerings include the 9500 Shared Virtual Array(TM) (SVA) and the OPENstorage(TM) Disk products family.

From the third quarter of 1996 through 1999, the Company's SVA product was principally sold through a worldwide, non-exclusive OEM agreement with International Business Machines Corporation (IBM). In 1999, the Company focused on shifting its sales activities from its OEM relationship with IBM to the direct sales channel. The Company did not receive any significant sales revenue from IBM in 2000. The Company is still developing its disk sales channels and there can be no assurances that the Company will be successful in developing, introducing, or marketing new disk products and enhancements, or establishing cost-effective, high-volume distribution channels for its disk products.

The Company's 9500 SVA is a disk subsystem storage product for both the mainframe and client-server environments. The 9500 SVA uses a virtual architecture that uses its storage disks more efficiently, saving customers time and money.

The Company's SnapShot software, which is offered in conjunction with the Company's SVA products, is designed to provide virtual duplication and significantly reduce central processing unit and channel utilization costs associated with data movement. The SnapShot product was first released in 1996.

The OPENstorage(TM) Disk products are designed to provide high-performance, high-availability, scalable physical storage for the client-server environment, and first became available in the third quarter of 1996. The Company's disk products are distributed by the Company's direct sales force and through its Indirect Channel.

NETWORK AND OTHER PRODUCTS

The Company's storage networking products are designed to improve transfer speed of data by pooling tape and disk storage and shifting data transfers away from the customer's application servers. The Company's StorageNet(TM) family of products is designed to provide high-performance, high-speed connectivity between local and wide-area networks and include both basic hardware, such as switches and bridges, that the Company purchases from third parties and more complex systems including software, such as the StorageNet(TM) 6000 series of storage domain managers. The StorageNet(TM) 6000 uses a new architecture that enables seamless, scalable and highly efficient management of storage resources in fast changing, heterogeneous open system storage domains.

The Company is currently developing new storage networking products and enhancements intended to address the developing storage area networking marketplace. Most of these products and enhancements are in the design, preliminary engineering or engineering validation testing phase and which have not yet been publicly announced. See Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FACTORS THAT MAY AFFECT FUTURE RESULTS -- New Products and Services and Emerging Markets," which is incorporated by reference into this Part I, Item 1, for a discussion of certain risks associated with the development and introduction of new products that may affect future results, as well as risks associated with the developing storage networking market.

STORAGE SERVICES
----------------

Within storage services, the Company's principal services are divided into two categories: maintenance services and consulting services.

MAINTENANCE SERVICES

The Company provides maintenance services for both StorageTek products and third-party products around the world, using a combination of service engineers, remote diagnostic tools, online and telephone assistance and contractual agreements with third-party service providers.

The Company generally warrants its products for a specified period of time, after which it services these products for a fee under maintenance agreements. As a result of competitive pressures, the Company may offer extended warranty periods on its products. The Company's accounting policies require the deferral of revenue for extended warranties based upon their estimated fair value. Accordingly, extended warranty periods may reduce product revenue and profit margins. The Company's maintenance revenue also may be adversely affected by the shift in the Company's customer base from the mainframe to the client-server marketplace as the Company continues to improve its product reliability, as well as the Company's increasing reliance on the Indirect Channel for its products, as they provide service for the products that they sell.

CONSULTING SERVICES

The Company's storage consulting services primarily support sales of the Company's hardware and software products, particularly for VSM and its storage networking products.

BACKLOG
-------

As of December 29, 2000, the order backlog was approximately $83 million, compared to year-end amounts of approximately $56 million in 1999 and $46 million in 1998.

Backlog amounts are calculated on an "if sold" basis and include orders from end-user customers and the Indirect Channel for products that StorageTek expects to deliver during the following 12 months. Unfilled orders may, in certain cases, be canceled by the customer. Accordingly, backlog levels are not reliable indicators of future results. There can be no assurance that orders in backlog will ultimately be recognized as revenue. See Note 1 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" of this Form 10-K for a discussion of the Company's accounting policy for revenue recognition.

MARKETING AND DISTRIBUTION
--------------------------

StorageTek markets its products and services globally through a combination of a direct sales organization and the Indirect Channel. The Company maintains a presence, directly or indirectly, in many major cities in the world. The Company operates sales and service offices throughout the United States and Europe, as well as Australia, Brazil, Canada, China, Hong Kong, Japan, Korea, Malaysia, Mexico, New Zealand and Singapore, and sells its products and services through independent distributors, sometimes in tandem with direct sales and service operations, located in Africa, Asia, Europe, New Zealand and South America.

Revenue from outside the United States accounted for approximately 51% of total revenue in 2000, 41% in 1999 and 37% in 1998, which includes sales to end-user customers, resellers and distributors. In each of these three fiscal periods, over two-thirds of the Company's revenue originating outside the United States was derived from Europe, with the majority of the remaining balance coming from Japan, Australia and Canada. The Company is subject to various risks associated with conducting business outside the U.S. See Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- International Operations and Market Risk Management/Foreign Currency Exchange Risk," for a discussion of risks associated with operations in foreign countries.

The Company's direct sales organization includes sales representatives, service engineers, system engineers, system integrators, and administrative support staff. The Company's direct sales outside the United States are generally made by foreign sales subsidiaries. Indirect Channel sales account for a significant portion of the Company's product sales revenue. In 2000, 1999 and 1998, the Company's Indirect Channel accounted for approximately 44%, 43% and 49%, respectively, of the Company's product sales revenue. Some of the OEM alliances currently in place for the sale of the Company's products include Bull Alliance Compagnie, Dell Computer Corporation, Hewlett-Packard Company, NEC Corporation, NCR Corporation, Siemens Nixdorf, Silicon Graphics, Inc., Sun Microsystems, Inc. and Unisys Corporation. The Company's accounting policies with respect to revenue recognition for sales to its Indirect Channel differ from those used for direct sales. See Note 1 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" of this Form 10-K for a discussion of the Company's revenue recognition policies.

The Company historically has emphasized the use of its direct sales force in the United States and Canada, complemented by the Indirect Channel. The Company experienced increased turnover in its sales force in the first half of 2000 as a result of its restructuring activities. While the Company has completed the replacement of most of these sales positions, there can be no assurance that the Company will not continue to encounter disruptions to its sales while the new sales representatives are trained on the Company's products and sales tools. The Company's operating and financial results may be adversely affected by reduced margins on sales typically experienced in the Indirect Channel market. See Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FACTORS THAT MIGHT AFFECT FUTURE RESULTS -- Significant Personnel Changes."

In 2000, the Company initiated an e-commerce strategy which enables its VADs and VARs in the United States and Europe to order products online via a secure website. The Company intends to expand the scope of its e-commerce initiative to include end-user customers, initially in the United States, and in the future, Europe. The goal of the e-commerce initiative is to decrease the costs associated with an order and reduce the time required to process an order. There is no assurance that the Company's end-user customers will use the Company's e-commerce ordering system or that, if they use the system, the Company's goal will be attained.

MANUFACTURING AND MATERIALS
---------------------------

The Company's primary manufacturing and assembly facilities are located in Puerto Rico and Colorado. The Company also performs limited assembly in France and Minnesota. All of the Company's manufacturing facilities are currently in compliance with the ISO 9001 or 9002 international quality standards.

StorageTek manufactures certain key components for its products. In addition, a substantial portion of the Company's production costs is related to the purchase of subassemblies, parts and components for its products from vendors located within and outside the United States. The balance of the Company's production costs relates to in-house manufacturing, assembly and testing. In particular, the Company performs certain critical steps in the manufacture of its read/write heads for the 9840 tape drive. The successful manufacture of these read/write heads gives the Company a competitive edge in that the Company has developed key proprietary design and manufacturing technologies. The sophisticated nature of the exacting manufacturing process steps requires tight physical, electrical and chemical tolerances. The Company relies upon its skilled personnel and makes significant capital investments in order to successfully manufacture these read/write heads. Even within a cleanroom environment, minor equipment malfunctions in any one of the many manufacturing process steps due to factors such as extraneous chemical contaminants, ambient particulates, power surges, optical misalignments, timing or temperature variations could halt production for an indeterminate period of time.

Certain of the parts and components included in the Company's products are obtained from a single source or a limited group of suppliers. In particular, IBM, Imation and Herald Datanetics Ltd. have been identified as single source suppliers of the Company. Dependence upon single or limited source vendors involves a number of risks, including the possibility of a shortage of key components, longer lead times, and reduced control over production and delivery schedules.

The Company has long-term supply contracts with certain vendors and suppliers; the remaining parts and components are obtained by delivering purchase orders to vendors. These vendors are not obligated to supply products for an extended period or at specific quantities and prices. See Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS -- FACTORS THAT MAY AFFECT FUTURE RESULTS -- Sole Source Suppliers," of this Form 10-K for a discussion of factors that may affect the Company's ability to obtain materials from sole source suppliers, which information is incorporated by reference into this Part I, Item 1.

COMPETITION
-----------

The markets for the Company's products and services are intensely competitive and are subject to continuous, rapid technological change, frequent product performance improvements, short product life cycles and aggressive pricing. The Company competes in a number of markets that include a broad spectrum of customers primarily on the basis of technology, product availability, performance, quality, reliability, price, distribution and customer service. The Company believes that its ability to compete depends on a number of factors, both within and outside of its control. These factors include the price and cost of the Company's and its competitors' product offerings, the timing and success of new products and applications, new product introductions by the Company's competitors and general economic and business conditions within and outside the United States. Strong competition has resulted in price erosion in the past and the Company expects this trend to continue.

The Company expects that the markets for its products and services, and its competitors within these markets, will continue to change in response to shifting customer storage requirements and technological advances. The Company's competitors include, among others, Advanced Digital Information Corporation, Compaq Computer Corporation, EMC Corporation, Hewlett-Packard Company, Hitachi Ltd., IBM, Network Appliance Inc., Quantum Corporation, and Sun Microsystems. A number of the Company's competitors have significantly greater financial resources than the Company.

NEW PRODUCT DEVELOPMENT
-----------------------

StorageTek invests substantial resources to develop new products, software and enhancements. In 2000, 1999 and 1998, the Company incurred research and development costs of approximately $258 million, $278 million and $235 million, respectively. In order to expand the Company's access to new technologies and reduce the amount of time necessary to bring new products to market, the Company in the past has acquired other companies and has entered into joint product development and other similar relationships. In 2000 and 1999, the Company received approximately $5 and $10 million, respectively, of research and product development funding from third parties. The Company anticipates future activities will be internally funded, with less than $5 million in joint development funding currently anticipated in 2001.

As of December 29, 2000, approximately 990 employees were engaged on a full-time basis in engineering and product development activities, primarily at facilities located in the United States. For further discussion of risk factors concerning product development, see Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FACTORS THAT MAY AFFECT FUTURE RESULTS -- New Products and Services and Emerging Markets," of this Form 10-K, which information is incorporated by reference into the Part I, Item 1.

PATENTS AND LICENSES
--------------------

StorageTek's ability to compete is affected by its ability to protect its proprietary information. StorageTek protects its proprietary rights through a combination of patents, trademarks, copyrights, confidentiality procedures, trade secret laws and licensing arrangements. The Company's policy is to apply for patents, or other appropriate proprietary or statutory protection, in both the United States and selected foreign countries to establish its proprietary rights in new or improved technology. StorageTek currently holds approximately 450 United States patents, as well as foreign counterparts to many of these patents in selected countries, covering various aspects of its products. These patents will expire from 2001 through 2017. The Company also has pending in the United States numerous patent applications, including several that have been allowed and are expected to be formally issued, as well as pending foreign counterparts to many of these applications. In addition, StorageTek has licenses to use patents held by others.

The Company has ongoing legal proceedings relating to certain of its patents. For a discussion of certain legal proceedings relating to the Company's patents, see Part I, Item 3, "Legal Proceedings" of this Form 10-K, which information is incorporated by reference into this Part I, Item 1.

ENVIRONMENTAL COMPLIANCE
------------------------

Compliance with the provisions of federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material adverse effect on the financial results and operations of the Company. The Company did not have any material expenditures for environmental control facilities in 2000. The Company does not currently have pending and has not budgeted any material estimated expenditures for environmental control facilities during 2001. However, potential liability under environmental legislation is ongoing, regardless of whether the Company has complied with existing governmental guidelines. The Company is currently not able to predict the outcome or potential expenditures associated with this matter, but does not expect that it will have a material adverse effect on the financial results and operations of the Company.

Government regulation in the United States for environmental and related compliance costs has increased in recent years. The Company cannot predict the nature or scope of future environmental laws or regulations, how they will be administered, or whether compliance will require substantial expenditures. Based upon currently available information, the Company expects future compliance with existing environmental regulations will not have a material impact on the consolidated financial results and operations of the Company.

EMPLOYEES
---------

The Company employed approximately 7,600 persons on a full-time basis worldwide as of December 29, 2000.

In 2000, the Company completed a broad restructuring program intended to return the Company to profitability. Key elements of the restructuring included: (i) a reduction of approximately 1,250 positions; (ii) a reduction in investment in certain businesses, including storage consulting services; (iii) a recommitment to the Company's core strengths of tape automation, virtual storage and storage area networks (including related maintenance and consulting services); (iv) modifications to the sales model for the United States and Canada intended to improve productivity and increase account coverage and growth; and (v) other organizational and operational changes intended to improve efficiency and competitiveness. Additional information concerning the Company's restructuring is found in Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Restructuring," and in Note 9 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" of this Form 10-K, which information is incorporated by reference into this Part I, Item 1.

SIGNIFICANT PERSONNEL CHANGES
-----------------------------

The Company has experienced significant changes in its executive officers. On July 11, 2000, Patrick J. Martin was selected as the Company's new Chairman of the Board, President and Chief Executive Officer, replacing David E. Weiss, who resigned from the same positions immediately prior to Mr. Martin's appointment. Since the selection of Mr. Martin, the Company has announced the departure of two executive officers and the appointment of three current executive officers to new positions. It may take a period of time before the new executive management team becomes fully productive.

The Company experienced increased turnover in its sales force in the first half of 2000 as a result of its restructuring activities. While the Company has completed the rehiring of many of these sales positions, financial results continue to be adversely affected as the Company is still in the process of delivering the product training and sales tools to increase the effectiveness of its sales force in the United States and Canada.

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

OTHER MATTERS
-------------

The Company's financial results historically have experienced seasonality, with increased revenue in the Company's fourth quarter compared to other quarters as customers tend to make purchase decisions near the end of the calendar year. Further, the Company's first quarter revenue has historically decreased as compared to other quarters. There can be no assurance that these historical trends will continue in 2001 and that revenue during the fourth quarter will be higher than any other quarter.

No single customer accounted for 10% or more of the Company's total revenue in 2000. No material portion of the Company's business is subject to contract termination at the election of the United States government.

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

Colorado. StorageTek occupies facilities in 14 separate buildings in Boulder County, Colorado, comprising approximately 1.93 million square feet, of which
1.70 million is owned and 230,000 is leased. These facilities include StorageTek's executive offices, as well as manufacturing, research and development, finished goods and spare parts storage facilities. Utilization of the Company's owned and leased facilities in Boulder County is approximately 80%.

Other United States Properties. The Company owns 195,000 square feet of research and development, and administrative facilities in the Minneapolis, Minnesota area, which is approximately 80% utilized. The Company occupies manufacturing facilities in Puerto Rico, of which approximately 83,000 square feet are owned and 67,500 square feet are leased. The facilities in Puerto Rico are fully utilized. The Company also leases office and customer service facilities throughout the United States at approximately 135 locations comprising approximately 940,000 square feet.

International Properties. StorageTek leases approximately 200,000 square feet of engineering, consulting integration and marketing facilities in Toulouse, France, which are approximately 60% utilized. In addition, StorageTek leases facilities at locations throughout the world, primarily for sales and customer service activities, spare parts storage, and limited research and product development activities. The Company leases offices in 20 locations in Canada comprising approximately 107,000 square feet, leases 4 offices in Latin America comprising approximately 20,000 square feet, leases approximately 69 offices in Europe comprising approximately

448,000 square feet, and leases 16 offices in the Asia/Pacific region comprising approximately 114,000 square feet. Many of the Company's leases throughout the world contain renewal rights, cancellation rights and rights of first refusal on contiguous expansion space.

ITEM 3.  LEGAL PROCEEDINGS

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2.4 billion. On December 28, 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the Court of Appeals). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. On July 15, 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. On August 30, 1999, Stuff filed a notice of appeal with the Appeals Court seeking to overturn the decision of the District Court. Oral arguments before the Appeals Court occurred on August 8, 2000. On August 17, 2000, the Court of Appeals remanded the case back to the District Court for a trial on the factual issues relating to the interpretation of the language embodied in the 1990 Settlement Agreement. The Company filed a Petition for Rehearing with the Court of Appeals. On October 12, 2000, the Court of Appeals modified its decision, but denied the Company's Petition for Rehearing. In November 2000, the Company filed a Petition for Certiorari with the Supreme Court of Colorado. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

In June 1995, Odetics, Inc. filed a patent infringement suit against the Company alleging infringement of various patents. During 1999, the Company recognized a pre-tax expense of $97.8 million in connection with the resolution of this litigation. The Company also recognized pre-tax expenses of $5.8 million in 1999 associated with the settlement of other litigation.

In December 1999, the Company filed suit in the U.S. District Court for the Western District of Wisconsin against Cisco Systems, Inc. (Cisco), alleging that Cisco infringed upon a certain patent of the Company that Cisco used in its products. The Company filed an amended complaint on December 30, 1999, in which the Company alleged that Cisco had infringed upon a second patent used in its products. Cisco filed an answer in January 2000 denying the Company's claims, alleging that the Company's patents are invalid and asserting that a microchip used in one of the Company's network security products infringed upon one of Cisco's patents. Cisco is seeking unspecified compensatory damages that it asserts should be trebled, along with injunctive relief. The Company purchases the alleged infringing microchip from Level One, a subsidiary of Intel Corporation. In March 2000, the case was transferred to the U.S. District Court for the Northern District of California. Level One has been added to the lawsuit as an additional defendant to Cisco's counterclaim. A claim construction hearing is scheduled for April 9, 2001, and a trial date is scheduled for March 4, 2002. The parties have commenced discovery, which is anticipated to continue for several months. The Company continues to believe that it has valid claims against Cisco and valid defenses against Cisco's counterclaim.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the Company's security holders during its fourth quarter of the fiscal year ended December 29, 2000.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following persons were serving as executive officers of the Company as of December 29, 2000.

NAME                                POSITION WITH COMPANY                                           AGE
-------------------------------------------------------------------------------------------------------
Gary Anderson                       Corporate Vice President, World Wide Operations Technology       53

Alain Andreoli                      Corporate Vice President and General Manager, International
                                      Operations, Global Services and e-Business                     41

Roger D. Archibald                  Vice President and General Manager, Disk                         48

Thomas G. Arnold                    Vice President and Corporate Controller                          38

Susan W. Bailey                     Corporate Vice President, U.S./Canada Sales and Service and
                                      Global Channels                                                40

Pierre Cousin                       Vice President, Assistant to the Chairman                        40

Jeffrey M. Dumas                    Corporate Vice President, General Counsel and Secretary          55

Gary D. Francis                     Vice President and General Manager, Automated Tape Solutions     53

Robert S. Kocol                     Corporate Vice President and Chief Financial Officer             44

Karen Niparko                       Corporate Vice President and Chief Administrative Officer        45

Patrick J. Martin                   Chairman of the Board, President and Chief Executive Officer     59

Mr. Anderson was appointed Corporate Vice President, Worldwide Operations Technology, in January 2000. From July 1996 to January 2000 he served as Corporate Vice President, Worldwide Sourcing/Logistics/Systems. Mr. Anderson served as Corporate Vice President, Sourcing and Logistics from November 1995 to July 1996. Mr. Anderson has been employed by StorageTek in various other capacities since 1981.

Mr. Andreoli was appointed Corporate Vice President and General Manager for International Operations, Global Services and e-Business in February 2000. From June 1997 until his appointment, he served as Vice President and General Manager, EAME. Prior to joining StorageTek, Mr. Andreoli held various international and global management positions with Texas Instruments Incorporated (TI), a semiconductor company. His roles at TI included Regional Director for Northern Europe, Southern Europe, Eastern Europe, the Middle East and Africa as well as Director of the European and Global industrial segment and co-chairman of the global sales/marketing re-engineering effort.

Mr. Archibald was appointed Vice President and General Manager, Disk in November 2000. From July 1998 until this appointment, he served as Vice President and General Manager, Enterprise Disk Business Group. Prior to joining StorageTek, Mr. Archibald served in various management positions at Hewlett-Packard Company, a computer and imaging products company. From 1993 to 1998, Mr. Archibald served as Worldwide Marketing Manager, Information Storage Group at Hewlett-Packard.

Mr. Arnold was appointed Vice President and Corporate Controller in April 1997. From November 1995 to April 1997, he served as Director of Worldwide Consolidation and Reporting. Mr. Arnold served as Manager of External Reporting from April 1991 to November 1994. Mr. Arnold has been employed by StorageTek in various other capacities since 1989.

Ms. Bailey joined StorageTek in August 1999 as Corporate Vice President, U.S./Canada Sales and Service and Global Channels. Effective January 5, 2001, Ms. Bailey ceased to be an executive officer and an employee of the Company. From 1997 until August 1999, she was President of EnPoint Technologies, a value-added reseller/systems integrator. From 1996 until 1997, Ms. Bailey served as Senior Vice President, Sales, Marketing and Services of Intelligent Electronics, a distributor of computer hardware, software, peripherals and services. From 1982 until 1986, Ms. Bailey worked at International Business Machines Corporation in a number of sales, marketing and management positions.

Mr. Cousin was appointed Vice President, Assistant to the Chairman in November 2000. From February 2000 until this appointment, he served as Vice President, Client-Server Business Group. From November 1997 until February 2000, he served as General Manager, Southern Region, EAME and President of StorageTek France. Prior to joining StorageTek, Mr. Cousin held various management positions with Bull Corporation, an IT solutions group based in Europe. From 1996 to 1997, he was Vice President, Mid-End Servers at Bull and from 1994 through 1996, he was Sales Director, Strategic Accounts, France at Bull.

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

Mr. Francis was appointed Vice President and General Manager, Automated Tape Solutions in November 2000. Prior to this appointment, from February 2000, Mr. Francis was Vice President, Corporate Strategy. From February 1997 until February 2000, Mr. Francis was Vice President and General Manger, Enterprise Nearline Business Group. From September 1993 to February 1997, Mr. Francis served as Vice President of the Nearline Business. Mr. Francis has been employed by StorageTek since 1976 in various other capacities.

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

Ms. Niparko was appointed Corporate Vice President and Chief Administrative Officer in July 1999. Ms. Niparko is no longer an executive officer or an employee of the Company. From April 1997 to January 1999, she was Vice President, Human Resources Development, Worldwide Field Operations. Since August 1999, Ms. Niparko has also served as President of the StorageTek Foundation, a non-profit organization created to award the Company's charitable contributions to community organizations. Prior to joining StorageTek, Ms. Niparko was Vice President, Operations at Auto-Trol Technology Corporation, a high-end graphics software and information management company located in Denver, from 1993 until 1997.

Mr. Martin was appointed Chairman of the Board, President and Chief Executive Officer in July 2000. Prior to joining StorageTek, Mr. Martin served in various management positions from 1977 to 2000 at Xerox Corporation, a document products and services company. From 1999 to 2000, Mr. Martin served as Corporate Senior Vice President/President -- North American Solutions Group. From 1998 to 1999, Mr. Martin was Corporate Senior Vice President/President -- Developing Markets Operations and from 1996 to 1998 he was Corporate Vice President/
President -- Canadian and Americas Operations.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Storage Technology Corporation is traded on the New York Stock Exchange under the symbol STK. The table below reflects the high and low closing sales prices of the common stock on the New York Stock Exchange composite tape as reported by The Wall Street Journal during each fiscal quarter of 2000 and 1999. On December 29, 2000, there were 11,287 record holders of common stock of StorageTek.

2000                                       High                          Low
------------------------------------------------------------------------------
First Quarter                             $18.125                      $11.875
Second Quarter                             15.313                       10.875
Third Quarter                              16.250                       10.125
Fourth Quarter                             13.130                        9.000

1999                                       High                          Low
------------------------------------------------------------------------------
First Quarter                             $40.000                      $25.750
Second Quarter                             29.188                       17.250
Third Quarter                              26.000                       18.875
Fourth Quarter                             21.000                       14.625

Dividends
---------

StorageTek has never paid cash dividends on its common stock. The Company currently plans to continue to retain future earnings for use in its business. The Company's credit facilities contain provisions restricting the payment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following data, insofar as it relates to the three fiscal years 1998 through 2000 (except for the 1998 Balance Sheet Data) has been derived from the consolidated financial statements appearing elsewhere herein, including the Consolidated Balance Sheet as of December 29, 2000, and December 31, 1999, and the related Consolidated Statement of Operations for each of the three years in the period ended December 29, 2000, and notes thereto. The data, insofar as it relates to the Balance Sheet Data as of December 25, 1998, December 26, 1997, and December 27, 1996, and the Statement of Operations Data for the fiscal years 1997 and 1996, has been derived from the historical financial statements of the Company for such periods.

The following table data (in thousands of dollars, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

                                                            YEAR ENDED DECEMBER
                                       --------------------------------------------------------------
                                          2000         1999         1998         1997         1996
                                       --------------------------------------------------------------
STATEMENT OF OPERATIONS DATA
Revenue                                $2,060,204   $2,368,231   $2,258,222   $2,144,656   $2,039,550
Cost of revenue                         1,228,686    1,425,247    1,217,812    1,171,530    1,192,777
                                        ---------    ---------    ---------    ---------    ---------
  Gross profit                            831,518      942,984    1,040,410      973,126      846,773
Research and product development
  costs                                   257,798      277,770      234,677      209,526      176,422
Selling, general, administrative and
  other income and expense, net           542,527      615,616      492,928      472,839      444,870
Litigation and restructuring expense       27,176(a)   146,834(b)
                                        ---------    ---------    ---------    ---------    ---------
  Operating profit (loss)                   4,017      (97,236)     312,805      290,761      225,481
Interest income (expense), net             (6,758)     (19,214)       6,943       25,356        1,211
                                        ---------    ---------    ---------    ---------    ---------
  Income (loss) before income taxes
    and extraordinary item                 (2,741)    (116,450)     319,748      316,117      226,692
Benefit (provision) for income taxes          959       41,900     (121,500)     (84,300)     (55,900)
                                        ---------    ---------    ---------    ---------    ---------
  Income (loss) before extraordinary
    item                                   (1,782)     (74,550)     198,248      231,817      170,792
Extraordinary gain, net of taxes                                                                9,535
                                        ---------    ---------    ---------    ---------    ---------
  Net income (loss)                    $   (1,782)  $  (74,550)  $  198,248   $  231,817   $  180,327
                                        ---------    ---------    ---------    ---------    ---------
                                        ---------    ---------    ---------    ---------    ---------
Basic earnings (loss) per common
  share: (c)
  Income (loss) before extraordinary
    item                                    (0.02)       (0.75)        1.91         1.93         1.52
  Net income (loss)                         (0.02)       (0.75)        1.91         1.93         1.61
Diluted earnings (loss) per common
  share: (c)
  Income (loss) before extraordinary
    item                                    (0.02)       (0.75)        1.86         1.89         1.43
  Net income (loss)                         (0.02)       (0.75)        1.86         1.89         1.50
BALANCE SHEET DATA
Working capital                        $  470,602   $  440,763   $  538,331   $  661,206   $  724,171
Total assets                            1,653,558    1,735,475    1,842,944    1,740,017    1,884,276
Total debt                                 96,574      329,048      295,655       22,391      155,257
Total stockholders' equity                938,635      919,199      999,576    1,112,503    1,180,983

---------------

(a)  In 2000, the Company recognized restructuring expense of $27,176,000.

(b) In 1999, the Company recognized litigation expense of $103,582,000 and restructuring expense of $43,252,000.

(c) Earnings per share data has been restated to reflect the effect of a 2-for-1 stock split in the form of a stock dividend on June 26, 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ALL ASSUMPTIONS, ANTICIPATIONS, EXPECTATIONS AND FORECASTS CONTAINED IN THE FOLLOWING DISCUSSION REGARDING THE COMPANY'S FUTURE PRODUCTS, BUSINESS PLANS, FINANCIAL RESULTS, PERFORMANCE AND EVENTS ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY BECAUSE OF A NUMBER OF RISKS AND UNCERTAINTIES. SOME OF THESE RISKS ARE DETAILED BELOW IN "FACTORS THAT MAY AFFECT FUTURE RESULTS" AND ELSEWHERE IN THIS FORM 10-K. THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN REPRESENT A GOOD-FAITH ASSESSMENT OF THE COMPANY'S FUTURE PERFORMANCE FOR WHICH MANAGEMENT BELIEVES THERE IS A REASONABLE BASIS. THE COMPANY DISCLAIMS ANY OBLIGATION TO UPDATE THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, EXCEPT AS MAY BE OTHERWISE REQUIRED BY LAW.

HISTORICAL STATEMENTS MADE HEREIN ARE ACCURATE ONLY AS OF THE DATE OF FILING THIS FORM 10-K WITH THE SECURITIES AND EXCHANGE COMMISSION AND MAY BE RELIED UPON ONLY AS OF THAT DATE.

GENERAL
-------

The Company reported a net loss for the year ended December 29, 2000, of $1.8 million on revenue of $2.06 billion, compared to a net loss for the year ended December 31, 1999, of $74.6 million on revenue of $2.37 billion and net income for the year ended December 25, 1998, of $198.2 million on revenue of $2.26 billion. The Company's reported results for 2000 include one-time pre-tax restructuring expenses of $27.2 million and other related restructuring expenses of $14.8 million. Excluding these one-time expenses, net of tax, the Company would have reported net income of $26.2 million during 2000. Excluding one-time litigation, restructuring and other related expenses, net of tax, the Company would have reported net income of $27.4 million during 1999.

Total revenue decreased 13% in 2000, compared to 1999, primarily due to decreased revenue from storage products. Revenue from storage products decreased 17% in 2000, compared to 1999, and revenue from storage services decreased 2% in 2000, compared to 1999. Total gross profit margins remained largely unchanged at 40% in 2000, compared to 1999.

Revenue increased 5% in 1999, compared to 1998, primarily due to an increase in revenue from storage services. Gross profit margins decreased to 40% in 1999, compared to 46% in 1998, due to decreased margins from both storage products and storage services.

Many of the Company's customers undertake detailed procedures relating to the evaluation, testing, implementation and acceptance of the Company's products. This evaluation process results in a variable sales cycle and makes it difficult to predict if or when revenue will be earned. Further, gross margins may be adversely impacted in an effort to complete the sales cycle. The Company's financial results may be adversely impacted by its variable sales cycle. Future financial results are also dependent upon the Company's ability to manage its costs and operating expenses in line with revenue; the timely development, manufacture and introduction of new products and services; and the implementation of its storage area network (SAN) strategy. For the discussion of these and other risk factors, see "Factors That May Affect Future Results," below.

In April 1999, the Company first announced plans to restructure its business. In October 1999, the Company announced additional restructuring plans. These restructuring activities were intended to return the Company to profitability. As of September 29, 2000, the Company had substantially completed all currently planned restructuring activities. The Company estimates annual savings of approximately $190.0 million will be realized in connection with these restructurings. Because the restructuring activities were implemented in stages throughout the first nine months of 2000, the Company estimates the realized savings for the year 2000 were slightly in excess of $140.0 million. There can be no assurance that the restructuring activities described above will be sufficient to allow the Company to realize the expected annualized savings or that additional restructuring activities may not be required in future periods. See Note 9 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further discussion of the restructuring activities.

The Company's cash balance increased $64.3 million in 2000 as a result of progress in the Company's efforts to more effectively manage working capital and the receipt of tax refunds of $54.9 million in 2000. The Company's operating activities provided cash of $336.8 million in 2000, compared to cash of $245.6 million and $88.1 million generated from operations in 1999 and 1998, respectively, excluding the effects of one-time payments related to litigation and restructuring. The increase in cash generated from operations in 2000 and 1999, was primarily the result of progress in the Company's efforts to more effectively manage working capital. See "Liquidity and Capital
Resources -- Working Capital" for additional discussion of operating cash flows. Cash used in investing activities decreased to $78.7 million during 2000, as compared to $102.4 million in 1999, primarily due to decreased expenditures on property, plant and equipment. Cash used in investing activities in 1998 was $60.6 million as capital expenditures were offset by decreases in short-term investments. Cash used in financing activities increased to $188.4 million in 2000, primarily due to repayments of borrowings under the Company's credit facilities.

The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information and revenue by segment.

                                                               Year Ended December
                                                     ---------------------------------------
                                                     2000             1999             1998
                                                     ---------------------------------------
Storage products:
  Tape products                                       53.8%            49.5%            44.6%
  Disk products                                        7.1             15.6             23.3
  Network and other products                           7.6              6.9              4.5
                                                     -----            -----            -----
          Total storage products                      68.5             72.0             72.4
Storage services                                      31.5             28.0             27.6
                                                     -----            -----            -----
          Total revenue                              100.0            100.0            100.0
Cost of revenue                                       59.6             60.2             53.9
                                                     -----            -----            -----
          Gross profit                                40.4             39.8             46.1
Research and product development costs                12.5             11.7             10.4
Selling, general, administrative and other income
  and expense, net                                    26.4             26.0             21.8
Litigation expense                                                      4.4
Restructuring expense                                  1.3              1.8
                                                     -----            -----            -----
          Operating profit (loss)                      0.2             (4.1)            13.9
Interest income (expense), net                        (0.3)            (0.8)             0.3
                                                     -----            -----            -----
          Income (loss) before income taxes           (0.1)            (4.9)            14.2
Benefit (provision) for income taxes                                    1.8             (5.4)
                                                     -----            -----            -----
          Net income (loss)                           (0.1)%           (3.1)%            8.8%
                                                     -----            -----            -----
                                                     -----            -----            -----

REVENUE
-------

STORAGE PRODUCTS

The Company's storage products revenue includes sales of tape, disk and network and other products. Revenue generated from storage products decreased 17% in 2000, compared to 1999, primarily due to a decrease in OEM sales of disk and software products to International Business Machines Corporation (IBM). Revenue generated from storage products increased 4% in 1999, compared to 1998, as an increase in revenue from tape products was partially offset by a decline in disk revenue.

TAPE PRODUCTS

Tape product revenue decreased 5% in 2000, compared to 1999, primarily due to decreased revenue from TimberLine(R) 9490, a 36-track cartridge subsystem; decreased revenue from PowderHorn(R) 9310, an automated cartridge system library; decreased sales of the TimberWolf(TM) family of automated tape products designed for the client-server market; and decreased revenue from other earlier generation mainframe tape products. The decrease in revenue from these products reflects both lower selling prices and decreases in the number of units sold. These decreases were partially offset by increased sales of the L-series client-server market tape libraries, the 9840 tape drive (9840) and Virtual Storage Manager(R) (VSM).

Tape product revenue increased 16% in 1999, compared to 1998, primarily due to increased sales of the 9840 tape drive, increased sales of TimberWolf(TM) tape products, and sales of 9840 tape media. Revenue from TimberLine(R) 9490, PowderHorn(R) 9310 and other earlier generation mainframe tape products declined during 1999, compared to 1998, reflecting both lower selling prices and decreases in the number of units sold. The Company believes that the sales of tape products designed for the mainframe market in 1999 were adversely impacted due to customers delaying testing and purchasing decisions in anticipation of the year 2000.

DISK PRODUCTS

Disk product revenue decreased 61% in 2000 and 30% in 1999, due primarily to a decrease in OEM sales to IBM of disk storage products and software. The Company does not anticipate any significant sales revenue from IBM in the future. Sales of OPENstorage(TM) Disk products also decreased in 2000 and 1999. These decreases were partially offset by an increase in direct sales of the 9500 Shared Virtual Array(TM) (SVA). In October 2000, the Company announced the next generation of SVA; however, there can be no assurance that the Company's current and future disk products will gain additional market acceptance or that decreases in disk product revenue will not continue in the future.

NETWORK AND OTHER PRODUCTS

Network and other products revenue decreased 3% in 2000, compared to 1999, primarily due to decreased revenue from earlier generation connectivity products offset by an increase in sales of third party hardware and software designed to provide storage networking solutions. In October 2000, the Company introduced the StorageNet(TM) 6000 series of domain managers. Network and other products revenue increased 62% in 1999, compared to 1998, primarily due to increased revenue from sales of third-party hardware and software.

Future revenue growth in the Company's storage products segment is significantly dependent upon the continued demand for its tape automation products development of a successful disk sales strategy, and market acceptance of the StorageNet(TM) 6000 and other network products designed for the emerging SANs market. There can be no assurances that the Company will be successful in these endeavors. See "Factors That May Affect Future Results -- New Products and Services and Emerging Markets," for a discussion of the risks associated with new products, new markets and distribution channels.

STORAGE SERVICES

Storage services include revenue associated with the maintenance of the Company's and third-party storage products, as well as integration service revenue associated with storage consulting activities. Storage services revenue decreased 2% in 2000, compared to 1999, primarily due to the Company's exit from managed storage services and certain lower margin consulting and integration service activities in connection with the restructuring. Storage services revenue increased 6% in 1999, compared to 1998, as the Company expanded its consulting and integration service offerings.

There can be no assurance that service revenue will not continue to decline in the future as the customer base continues to shift to the client-server marketplace. Maintenance revenue may also be adversely affected in future periods to the extent older products currently under maintenance contracts are replaced by newer products with extended warranties.

GROSS PROFIT
------------

The following table sets forth the gross profit percentages for each segment calculated as gross profit for the segment divided by revenue for the segment.

                                                               Year Ended December
                                                     ----------------------------------------
                                                     2000            1999            1998
                                                     ----------------------------------------
Total gross profit                                   40.4%           39.8%           46.1%
  Storage products                                   42.2%           42.8%           47.0%
  Storage services                                   36.5%           32.2%           43.8%

While total gross margins were largely unchanged for the full year 2000, as compared to 1999, margins from both products and services improved in the second half of 2000 as the Company began to realize some of the benefits from its restructuring activities.

Gross profit margins for the Company's storage products decreased slightly during 2000. The decrease reflects decreases in the selling prices for disk products and earlier generation tape products; increases in sales of tape cartridges for use with the 9840 tape drive which have lower margins; increased sales of third-party network products which have lower margins; a decline in sales of disk products to IBM; and unfavorable manufacturing variances associated with excess manufacturing capacity during the first half of 2000. These decreases were largely offset by increased sales of the recently introduced L-series tape libraries, which generally carry higher margins than the earlier generation TimberWolf(TM) automated tape products.

Gross profit margins for the storage services segment increased to 37% in 2000 compared to 32% in 1999, primarily as a result of reduced headcount, the elimination of unprofitable integration service activities and improvement in consulting margins.

Gross profit margins decreased to 40% in 1999, compared to 46% in 1998. The gross profit margins decreased in all of the Company's business segments during 1999. Gross margins for the Company's products were adversely affected by efforts to shorten sales cycles; increased sales of 9840 tape cartridges and third-party products which have lower profit margins; a decline in the selling prices for disk products and earlier generation tape products; and unfavorable manufacturing variances associated with excess manufacturing capacity. Gross margins associated with the services segment decreased principally as a result of increased revenue contribution from lower-margin consulting, integration, and managed storage service offerings. Storage service margins were also adversely impacted by increased pricing pressures associated with the maintenance of storage products in the client-server market and increased maintenance costs associated with certain tape products.

The markets for the Company's products and services are subject to intense price competition. The Company anticipates that price competition for its products and services will continue to have an impact on the Company's gross profit margins. The Company's ability to sustain or improve gross margins is dependent upon gaining operational efficiencies in connection with the restructuring activities, achieving cost improvements associated with the sourcing of production materials, the implementation of internal pricing controls and asset management disciplines and driving improved profitability from the Company's continuing consulting and integration services activities. Storage product gross margins may be affected in future periods by inventory reserves and writedowns resulting from rapid technological changes or delays in gaining market acceptance for products.

RESEARCH AND PRODUCT DEVELOPMENT
--------------------------------

Research and product development expenses decreased 7% in 2000, compared to 1999, as the Company eliminated several lower priority research and product development programs in connection with the restructuring. As part of the restructuring, the Company is focusing research and development activities on the core businesses of tape automation, virtual storage, and SAN products and related services. Research and product development costs as a percentage of revenue increased to 13% in 2000, compared to 12% in 1999, primarily due to lower revenue and lower third-party funding for research and development.

Research and product development expenses increased 18% in 1999, compared to 1998. The Company received approximately $40 million less research and product development funding from third parties in 1999, compared to 1998. Excluding the effects of the reduced third-party funding, research and product development expense decreased as a percentage of revenue in 1999 as compared to 1998, due to the elimination of several lower priority research and product development programs in connection with the restructuring activities.

SELLING, GENERAL, ADMINISTRATIVE AND OTHER
------------------------------------------

Selling, general, administrative and other income and expense (SG&A) decreased 12% in 2000, compared to 1999, primarily as a result of headcount reductions and decreased selling expenses. Selling expenses decreased in 2000 as a result of reduced spending on product marketing activities, as well as reduced bonus and commission expenses associated with decreases in sales revenue. General and administrative expenses decreased in 2000 primarily due to reduced headcount.

SG&A increased 25% in 1999, compared to 1998, primarily due to increased selling expenses. The increase in selling expense reflects an increase in commission and bonus rates, increases in sales headcount, and an increase in marketing expenditures.

LITIGATION
----------

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2.4 billion. On December 28, 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the Court of Appeals). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. On July 15, 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. On August 30, 1999, Stuff filed a notice of appeal with the Appeals Court seeking to overturn the decision of the District Court. Oral arguments before the Appeals Court occurred on August 8, 2000. On August 17, 2000, the Court of Appeals remanded the case back to the District Court for a trial on the factual issues relating to the interpretation of the language embodied in the 1990 Settlement Agreement. The Company filed a Petition for Rehearing with the Court of Appeals. On October 12, 2000, the Court of Appeals modified its decision, but denied the Company's Petition for Rehearing. In November 2000, the Company filed a Petition for Certiorari with the Supreme Court of Colorado. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

In June 1995, Odetics, Inc. filed a patent infringement suit against the Company alleging infringement of various patents. During 1999, the Company recognized a pre-tax expense of

$97.8 million in connection with the resolution of this litigation. The Company also recognized pre-tax expenses of $5.8 million in 1999 associated with the settlement of other litigation.

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

The Company had substantially completed all currently planned restructuring activities as of September 29, 2000. The following table summarizes the reserves in connection with 2000 restructuring activities (in thousands of dollars):

                                            Employee      Asset      Other Exit
                                            Severance   Writedowns     Costs       Total
                                            ----------------------------------------------
Balances, December 31, 1999                 $  3,917                              $  3,917
Restructuring expense                         21,456     $ 5,258       $ 462        27,176
Cash payments                                (25,373)                              (25,373)
Asset writedowns                                          (5,258)       (462)       (5,720)
                                             -------     -------     -------       -------
Balances, December 29, 2000                 $      0     $     0       $   0      $      0
                                             -------     -------     -------       -------
                                             -------     -------     -------       -------

Employee severance expense of $21.5 million was recognized during 2000 in connection with the restructuring. This expense is comprised of separation charges related to the fixed and determinable severance payments owed to approximately 1,100 employees who were involuntarily terminated during 2000 in connection with the restructuring.

Asset writedowns of $5.3 million were recognized during 2000 in connection with the restructuring. The asset writedowns are comprised of $2.3 million related to the spin-off of the Company's managed storage services business and $3.0 million related to an impairment writedown of assets at the Company's manufacturing facility in Toulouse, France. At the time of the impairment, the Company was engaged in activities to sell the Toulouse facility and the impairment charge was required to reflect the Company's estimate of fair value of the facility upon its anticipated sale. The Company has subsequently terminated negotiations to sell the facility and the Company currently intends to retain the facility for the foreseeable future.

Other exit costs of $462,000 were recognized during 2000. Other exit costs are comprised of $326,000 associated with legal and accounting expenses incurred in connection with the spin-off of the managed storage services business and $136,000 related to excess lease space in Canada.

The Company incurred pre-tax expenses of $43.3 million during the year ended December 31, 1999, in connection with a restructuring announced in April 1999. This restructuring provided for a reduction in headcount as well as the elimination of certain lower priority research and development programs.

The Company has now reached its goal of reducing 1,200 to 1,400 positions. A net reduction of approximately 1,250 positions was achieved through a combination of involuntary severances, limiting the replacement of terminating employees due to normal attrition, and eliminating certain contractors, temporary employees and other non-permanent positions.

The Company estimates annual savings of approximately $190.0 million will be realized in connection with the restructuring activities. Because the restructuring activities were implemented in stages throughout 2000, the Company estimates the realized savings for the year 2000 were slightly in excess of $140.0 million. The Company does not anticipate any material incremental operating expenses will be incurred on an on-going basis.

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

INTEREST INCOME AND EXPENSE
---------------------------

Interest expense decreased $6.6 million in 2000, compared to 1999, due to decreased borrowings under the Company's credit facilities. Interest income increased $5.9 million in 2000, compared to 1999, as a result of an increase in cash available for investment. See "Liquidity and Capital Resources -- Available Financing Lines," for further discussion of the Company's credit facilities.

Interest expense increased $15.0 million in 1999, compared to 1998, due to increased borrowings under the Company's credit facilities. Interest income decreased $11.2 million in 1999, compared to 1998, primarily as a result of a decrease in cash available for investment.

INCOME TAXES
------------

The Company's effective tax rate was 35%, 36% and 38% during fiscal 2000, 1999 and 1998, respectively.

Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, management has determined that the Company will more likely than not realize $195.7 million of deferred income tax assets as of December 29, 2000. The Company's valuation allowance of approximately $22.8 million as of December 29, 2000, relates principally to net deductible temporary differences, tax credit carryforwards and net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

WORKING CAPITAL

The Company's cash balance increased $64.3 million in 2000 as a result of progress in the Company's efforts to more effectively manage working capital and the receipt of tax refunds of $54.9 million in 2000. The Company's operating activities provided cash of $336.8 million in 2000, compared to cash of $245.6 million in 1999, excluding the effects of one-time payments related to litigation and restructuring. The increase in cash generated from operations in 2000 and 1999, was primarily the result of progress in the Company's efforts to more effectively manage working capital. Cash used in investing activities decreased to $78.7 million during 2000, as compared to $102.4 million in 1999, primarily due to decreased expenditures on property, plant and equipment. Cash used in investing activities in 1998 was $60.6 million as capital expenditures were offset by decreases in short-term investments. Cash used in financing activities was $188.4 million in 2000 primarily related to repayments of borrowings under the Company's credit facilities.

The Company's cash balance decreased $16.6 million in 1999 due primarily to litigation payments of $85.8 million and restructuring payments of $34.4 million. See Notes 7 and 9 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further discussion of litigation and restructuring, respectively. Excluding the effects of these one-time payments, the Company's operating activities provided cash of $245.6 million in 1999, compared to cash of $88.1 million generated from operations in 1998. The increase in cash generated from operations in 1999, compared to 1998, was primarily the result of progress in the Company's efforts to more effectively manage working capital. Cash used in investing activities of $102.4 million in 1999 was primarily due to property, plant and equipment purchases of $100.8 million. Cash used in financing activities of $2.1 million in 1999 was mainly the result of cash payments of $35.2 million associated with repurchases of common stock, largely offset by cash receipts of $25.4 million from employee stock plans.

AVAILABLE FINANCING LINES

Borrowings under credit facilities consist of the following (in thousands of dollars):

                                                              December 29,   December 31,
                                                                  2000           1999
                                                              ---------------------------
Revolver                                                                       $205,000
Promissory notes denominated in foreign currencies              $78,381          81,152
                                                                 ------         -------
                                                                $78,381        $286,152
                                                                 ======         =======

The Company has a revolving credit facility (the Revolver) which expires in October 2001. The credit limit available under the Revolver ($237.5 million as of December 29, 2000) is reduced by $12.5 million on the last business day of each calendar quarter. The interest rates under the Revolver depend upon the repayment period of the advance selected and the Company's Total Debt to rolling four quarter Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA) ratio. Depending on the term of the outstanding borrowing, the rate ranges from the applicable LIBOR plus 2.00% to 2.50% or the agent bank's base rate plus 0.00% to 0.50%. The Company had no outstanding borrowings as of December 29, 2000, but had outstanding letters of credit for approximately $1.5 million under the Revolver. The remaining available credit under the Revolver as of December 29, 2000, was approximately $236.0 million. The Revolver is secured by the Company's U.S. accounts receivable and U.S. inventory. The Revolver contains certain financial and other covenants, including restrictions on payment of cash dividends on the Company's common stock.

The Company also had a $150.0 million revolving credit facility (the Supplemental Revolver), which the Company decided not to renew and expired in January 2001. The Company had no borrowings outstanding under the Supplemental Revolver as of December 29, 2000.

The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $120.0 million at any one time. The agreement, which expires in January 2002, provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. As of December 29, 2000, the Company had promissory notes of $78.4 million outstanding under this financing agreement and had committed to borrowings between January 2001 and January 2002 in the cumulative principal amount of approximately $396.5 million. The notes must be repaid only to the extent of future revenue. Obligations under the agreement are not cancelable by the Company or the bank. Gains and losses associated with changes in the underlying foreign currencies are deferred during the commitment period and recognized as an adjustment to the revenue supporting the note repayment at the time the bank purchases the promissory notes. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance. The weighted average interest rate associated with the promissory notes outstanding as of December 29, 2000, was 8.75%. Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount up to the outstanding balance of the promissory notes.

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

TOTAL DEBT-TO-TOTAL CAPITALIZATION

The Company's total debt-to-capitalization ratio decreased from 26% as of December 31, 1999, to 9% as of December 29, 2000, primarily due to a net decrease in borrowings of $207.8 million under the Company's credit facilities. See "Working Capital," above, for discussion of cash sources and uses.

INTERNATIONAL OPERATIONS
------------------------

During 2000, 1999, and 1998, approximately 51%, 41%, and 37%, respectively, of the Company's revenue was generated by its international operations. The Company also sells products through its domestic Indirect Channel, which has end-user customers located outside the United States. The Company expects that it will continue to generate a significant portion of its revenue from international operations in the future. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe, principally Germany, France and the United Kingdom; Japan; Canada and Australia. An increase in the exchange value of the United States dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates. In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a foreign currency hedging program. See "Market Risk Management/Foreign Currency Exchange Risk," below.

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

MARKET RISK MANAGEMENT/FOREIGN CURRENCY EXCHANGE RISK
-----------------------------------------------------

The market risk inherent in the Company's financial instruments relates primarily to changes in foreign currency exchange rates. To mitigate the impact of foreign currency fluctuations, the Company seeks opportunities to reduce exposures through financing activities. Foreign currency options and forward exchange contracts are also used to reduce foreign currency exposures. All foreign currency options and forward exchange contracts are authorized and executed pursuant to the Company's policies. Foreign currency options and forward exchange contracts that are designated as and qualify as hedging transactions are subject to hedge accounting treatment. The Company does not hold or issue derivatives or any other financial instruments for trading purposes. See Note 1 and Note 13 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" for further discussion of recently issued accounting standards and the Company's financial instruments and off-balance-sheet risks.

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

A hypothetical 10% adverse movement in foreign exchange rates applied to the Company's foreign currency exchange rate sensitive instruments held as of December 29, 2000, and as of December 31, 1999, would result in a hypothetical loss of approximately $69.5 million and $54.9 million, respectively. The increase in the hypothetical loss for 2000 is primarily due to an increase in outstanding foreign currency forwards and commitments associated with promissory notes denominated in foreign currencies. These hypothetical losses do not take into consideration the Company's underlying international operations. The Company anticipates that any hypothetical loss associated with the Company's foreign currency exchange rate sensitive instruments would be offset by gains associated with its underlying international operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS
--------------------------------------

NEW PRODUCTS AND SERVICES

The Company's results of operations and competitive strength depend upon its ability to successfully develop, manufacture and market innovative new products and services. Short product life cycles are inherent in the high-technology market. The Company must devote significant resources to research and product development projects and effectively manage the risks inherent in new product transitions. Developing new technology, products and services is complex and involves uncertainties. The Company introduced a significant number of new products in October 2000 including the StorageNet(TM) 6000, the 9940 high-capacity tape drive, and Virtual Storage Manager(R) III, as well as enhancements to the 9500 Shared Virtual Array(TM). Delays in product development, manufacturing, or in customer evaluation and purchasing decisions may make product transitions difficult. The manufacture of new products involves integrating complex designs and processes, collaborating with sole source suppliers for key components and increasing manufacturing capacities to accommodate demand. A design flaw, the failure to obtain sufficient quantities of key components or manufacturing constraints could adversely affect the Company's operating and financial results. The Company has experienced product development delays in the past that adversely affected the Company's financial results and competitive position. There can be no assurances that the Company will be able to successfully manage the development and introduction of new products, services and software in the future.

EMERGING MARKETS

The Company is focusing significant resources on product offerings for the client-server market. Competition in the client-server market is aggressive and is based primarily upon performance, quality, system scalability, price, service and name recognition. The client-server market includes a broad range of customers including customers outside of the Company's traditional customer base. Many of the Company's potential customers in the client-server market purchase their storage requirements as part of a bundled product, which may provide a competitive advantage to the Company's rivals. The Company expects to address these competitive factors through the delivery of storage solutions that provide customers with superior functionality, performance and quality.

The storage networking market has only recently begun to develop and is characterized by rapidly changing technology and standards. Because this market is new, it is difficult to predict its potential size or future growth rate. Customers may be reluctant to adopt new data storage standards, and competing standards may emerge that will be preferred by customers.

COMPETITION

The markets for the Company's products and services are intensely competitive and are subject to continuous, rapid technological change, frequent product performance improvements, short product life cycles and aggressive pricing. The Company competes in a number of markets that include a broad spectrum of customers primarily on the basis of technology, product availability, performance, quality, reliability, price, distribution and customer service. The Company believes that its ability to compete depends on a number of factors, both within and outside of its control. These factors include the price and cost of the Company's and its competitors' product offerings, the timing and success of new products and applications, new product introductions by the Company's competitors and general economic and business conditions within and outside the United States. Strong competition has resulted in price erosion in the past and the Company expects this trend to continue.

The Company expects that the markets for its products and services, and its competitors within these markets, will continue to change in response to shifting customer storage requirements and technological advances. The Company's competitors include, among others, Advanced Digital Information Corporation, Compaq Computer Corporation, EMC Corporation, Hewlett-Packard Company, Hitachi Ltd., IBM, Network Appliance Inc., Quantum Corporation, and Sun Microsystems. A number of the Company's competitors have significantly greater financial resources than the Company.

PARTNERS/COMPETITORS

The markets in which the Company competes are characterized by various alliances formed to promote industry standards and deliver tested, interoperable technology. For example, Seagate Technology, Inc., IBM and Hewlett-Packard Company have jointly developed the linear tape-open drive, or LTO, a high-capacity tape drive technology for the mid-range market. The Company is currently developing versions of its tape libraries that will support LTO tape drives. However, the Company may be at a cost disadvantage in manufacturing tape libraries that use LTO tape drives. The Company also competes with vendors with which it has established relationships, including Legato Systems, Inc. and VERITAS Software Corporation. The Company anticipates that it will continue to establish distribution alliances with other equipment manufacturers, software vendors and service providers to address competitive factors. There can be no assurances that the Company will be able to successfully realize the benefits from these alliances at the same time it competes against these same companies.

SIGNIFICANT PERSONNEL CHANGES

The Company has experienced significant changes in its executive officers. On July 11, 2000, Patrick J. Martin was selected as the Company's new Chairman of the Board, President and Chief Executive Officer, replacing David E. Weiss, who resigned from the same positions immediately prior to Mr. Martin's appointment. Since the selection of Mr. Martin, the Company has announced the departure of two executive officers and the appointment of three current executive officers to new positions. It may take a period of time before the new executive management team becomes fully productive.

The Company experienced increased turnover in its sales force in the first half of 2000 as a result of its restructuring activities. While the Company has completed the rehiring of most of these sales positions, financial results continue to be adversely affected as the Company is still in the process of delivering the product training and sales tools to increase the effectiveness of its sales force in the United States and Canada.

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

SOLE SOURCE SUPPLIERS

The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and components. Many non-standard parts are obtained from a single source or a limited group of suppliers. However, there are other vendors who could produce these parts in satisfactory quantities after a period of pre-qualification and product ramping. Certain key components and products are purchased from single source suppliers that the Company believes are currently the only manufacturers of the particular components that meet the Company's qualification requirements and other specifications or for which alternative sources of supply are not readily available. Imation Corporation is a single source supplier for the 9840 and 9940 tape cartridges and the Company is dependent on Imation to economically produce large volumes of high-quality tape cartridges for the 9840 and 9940 product at a cost acceptable to the Company and its customers. IBM is currently a single source supplier for disk drives used in the Company's SVA and VSM products. IBM has indicated these drives will no longer be manufactured after June 2001. The Company is developing an industry standard interface drive for its SVA and VSM products. This project is in the engineering and development stage. The Company has entered into a final purchase commitment with IBM and believes it will be able to accurately forecast the required number of drives to meet future demand until the new technology becomes available. Failure to accurately forecast future demand for these products could result in excess inventory and related inventory write-offs, or the inability to meet customer needs for these products.

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

MANUFACTURING

A significant portion of the Company's products is manufactured in facilities located in Puerto Rico. The Company's ability to manufacture product may be impacted by weather-related risks beyond the control of the Company. If the Puerto Rico manufacturing facility were impacted by such an event, the Company may not have an alternative source to meet the demand for its products without substantial delays and disruption to its operations. The Company carries interruption insurance to mitigate some of the risk. There is no assurance that the Company could obtain sufficient alternate manufacturing sources or repair the facilities in a timely manner to satisfy the demand for its products. Failure to fulfill manufacture demands could adversely affect the Company's operating and financial results in the future.

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

The Company's financial and operating results may fluctuate from quarter to quarter due to a number of reasons. Many of the Company's customers undertake significant procedures relating to the evaluation, testing, implementation and acceptance of the Company's products. This evaluation process results in a variable sales cycle, and makes it difficult to predict if or when revenue will be earned. In the past, the Company's results have followed a seasonal pattern, which reflects the tendency of customers to make their purchase decisions at the end of a calendar year. During any fiscal quarter, a disproportionately large portion of the total product sales is recognized in the last weeks and days of the quarter. A number of other factors may also cause revenue to fall below expectations, such as product and technology transitions announced by the Company or its competitors, delays in the availability of new products, changes in the purchasing patterns of the Company's customers and distribution partners, or adverse global economic conditions. The mix of sales among the Company's business segments and sales concentration in particular geographic regions may carry different gross profit margins and may cause the Company's operating margins to fluctuate and impact earnings. These factors make the forecasting of revenue inherently difficult. Because the Company plans its operating expenses on expected revenue, a shortfall in revenue may cause earnings to be below expectations in that period.

RISKS ASSOCIATED WITH THE YEAR 2000

The Company's product lines include information storage products which collect, move, store, share and protect data. In order to process data properly, the Company's products must successfully manage and manipulate data that includes both 20th and 21st century dates (Year 2000 Issue). There have not been any significant product warranty claims, business disruptions or internal information system failures as a result of the Year 2000 Issue.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors required by this Item is incorporated by reference to the information set forth under the caption "Proposal 1 -- Election of Directors" in the Company's definitive Proxy Statement concerning the Annual Meeting of Stockholders to be held May 24, 2001 (the "2001 Proxy Statement"). The information concerning the Company's executive officers required by this Item is incorporated by reference to the information set forth under the caption "Executive Officers of the Registrant," in Part I of this Annual Report on Form 10-K.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to the information set forth under the caption "Compensation of Executive Officers -- Section 16(a) Beneficial Ownership Reporting Compliance" in the 2001 Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information under the captions "Compensation of Executive Officers" and "Director Compensation" in the 2001 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the information under the caption "Voting Securities of the Company -- Security Ownership" in the 2001 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information under the captions "Director Compensation" and "Compensation of Executive Officers" in the 2001 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:
    -----------------------------------------------------------

                                                                         PAGE
1.        Financial Statements:
          ---------------------
          Consolidated Balance Sheet at December 29, 2000, and
            December 31, 1999                                             F-1
          Consolidated Statement of Operations for the Years Ended
            December 29, 2000, December 31, 1999, and December 25,
            1998                                                          F-2
          Consolidated Statement of Cash Flows for the Years Ended
            December 29, 2000, December 31, 1999, and December 25,
            1998                                                          F-3
          Consolidated Statement of Changes in Stockholders' Equity
            for the Years Ended December 29, 2000, December 31, 1999,
            and December 25, 1998                                         F-4
          Notes to Consolidated Financial Statements                      F-5
          Report of Independent Accountants                              F-24

2.        Financial Statement Schedules:
          ------------------------------

    All schedules are omitted because they are not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3.        Exhibits:
          ---------

    The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated by reference into this Annual Report on Form 10-K:

         3.1(2)            Restated Certificate of Incorporation of Storage Technology
                           Corporation dated July 28, 1987
         3.2(2)            Certificate of Amendment dated May 22, 1989, to the Restated
                           Certificate of Incorporation dated July 28, 1987
         3.3(2)            Certificate of Second Amendment dated May 28, 1992, to the
                           Restated Certificate of Incorporation dated July 28, 1987
         3.4               Certificate of Third Amendment dated May 21, 1999, to the
                           Restated Certificate of Incorporation dated July 28, 1987
                           (filed as Exhibit 3.1 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended June 25, 1999, and
                           incorporated herein by reference)
         3.5               Restated Bylaws of Storage Technology Corporation, as
                           amended through November 11, 1998 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 19,
                           1998, and incorporated herein by reference)
         4.1               Specimen Certificate of Common Stock, $0.10 par value of
                           Registrant (filed as Exhibit (c)(2) as to the Company's
                           Current Report on Form 8-K dated June 2, 1989, and
                           incorporated herein by reference)

------------------------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2   Indicates exhibits filed with this Annual Report on Form 10-K.

       4.2                 Rights Agreement dated as of August 20, 1990, between
                           Storage Technology Corporation and First Fidelity Bank,
                           N.A., New Jersey, Rights Agent (filed as Exhibit 4.1 to the
                           Company's Current Report on Form 8-K dated August 20, 1990, and incorporated herein by reference)
       4.3                 Certificate of Designations of Series B Junior Participating
                           Preferred Stock (filed as Exhibit A to Exhibit 4.1 to the
                           Company's Current Report on Form 8-K dated August 8, 1990, and incorporated herein by reference)
       10.1(1)             Storage Technology Corporation 1987 Employee Stock Purchase
                           Plan, as amended (previously filed as Exhibit 10.3 to the
                           Company's Quarterly Report on Form 10-Q for the quarter
                           ended June 30, 2000 filed on August 11, 2000, and
                           incorporated herein by reference)
       10.2(1)             Storage Technology Corporation Amended and Restated 1995
                           Equity Participation Plan (filed as Exhibit 10.6 to the
                           Company's Annual Report on Form 10-K for the fiscal year
                           ended December 31, 1999, filed on March 10, 2000, and
                           incorporated herein by reference)
       10.3(1)             Storage Technology Corporation MBO Plan (filed as Exhibit
                           10.1 to the Company's Quarterly Report on Form 10-Q for the
                           quarter ended July 1, 1994, filed on August 12, 1994, and
                           incorporated herein by reference)
       10.4(1)             Storage Technology Corporation Amended and Restated Stock
                           Option Plan for Non-Employee Directors (filed as Exhibit
                           10.2 to the Company's Quarterly Report on Form 10-Q for the
                           quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)
       10.5(1)             Employment Agreement between the Company and David E. Weiss
                           (filed as Exhibit 10.2 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ending June 25, 1999, filed on
                           August 9, 1999 and incorporate herein by reference)
       10.6(1/2)           Separation Agreement between the Company and Susan Bailey, dated December 11, 2000
       10.7(1)             Agreement between the Company and Gary Francis, dated August
                           19, 1997 (filed as Exhibit 10.25 to the Company's Annual
                           Report on Form 10-K for the year ended December 26, 1997,
                           filed on March 6, 1998 and incorporated herein by reference)
       10.8(1)             Form of Executive Officer Employment Agreement between the
                           Company and Each Executive Officer Named in Exhibit 10.9
                           hereto, dated October 1999 (previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year
                           ended December 31, 1999, filed on March 10, 2000 and
                           incorporated herein by reference)
       10.9(1/2)           Schedule of Differences in Terms and Conditions of Executive
                           Officer Employment Agreement
       10.10(1)            CEO Employment Agreement, dated July 11, 2000, between the
                           Company and Patrick J. Martin (previously filed as Exhibit
                           10.1 to the Company's Quarterly Report on Form 10-Q for the
                           quarter ended June 30, 2000, filed on August 11, 2000, and incorporated herein by reference)

------------------------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2   Indicates exhibits filed with this Annual Report on Form 10-K.

       10.11(1)            Release dated as of July 10, 2000, between the Company and
                           David E. Weiss (previously filed as Exhibit 10.2 to the
                           Company's Quarterly Report on Form 10-Q for the quarter
                           ended June 30, 2000 filed on August 11, 2000, and
                           incorporated herein by reference)
       10.12(1)            Extension of Retention Agreement, dated July 31, 2000,
                           between the Company and Robert S. Kocol (previously filed as
                           Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q
                           for the quarter ended June 30, 2000 filed on August 11,
                           2000, and incorporated herein by reference)
       10.13               Amended and Restated Credit Agreement, dated as of January
                           13, 2000, among the Company, Bank of America, N.A., as
                           Administrative Agent, Swingline Bank and Letter of Credit
                           Issuing Bank and the other financial institutions party
                           thereto (previously filed as Exhibit 10.14 to the Company's
                           Annual Report on Form 10-K for the year ended December 31,
                           1999, filed on March 10, 2000, and incorporated herein by
                           reference)
       10.14               Credit Agreement, dated as of January 13, 2000, among the
                           Company, Bank of America, N.A. and the other financial
                           institutions party thereto (previously filed as Exhibit
                           10.15 to the Company's Annual Report on Form 10-K for the
                           year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)
       10.15               Security Agreement, dated as of January 13, 2000, by and
                           among the Company, Bank of America, N.A., as Collateral
                           Agent for itself and other Secured Parties referred to
                           therein (previously filed as Exhibit 10.16 to the Company's
                           Annual Report on Form 10-K for the year ended December 31,
                           1999, filed on March 10, 2000, and incorporated herein by
                           reference)
       10.16               Contingent Multicurrency Note Purchase Commitment Agreement
                           dated as of December 12, 1996, between the Company and Bank of America National Trust and Savings Association (filed as
                           Exhibit 10.29 to the Company's Annual Report on Form 10-K
                           for the year ended December 27, 1996, and incorporated
                           herein by reference)
       10.17               Second Amendment to Second Amended and Restated Contingent
                           Multicurrency Note Purchase Commitment Agreement dated
                           November 20, 1998, between Bank of America National Trust
                           and Savings Association and the Company (filed as Exhibit
                           10.19 to the Company's Annual Report on Form 10-K for the
                           year ended December 25,1998 and incorporated herein by
                           reference)
       10.18               Third Amendment to Second Amended and Restated Contingent
                           Multicurrency Note Purchase Commitment Agreement dated
                           August 13, 1999, between Bank of America National Trust and
                           Savings Association and the Company (previously filed as
                           Exhibit 10.19 to the Company's Annual Report on Form 10-K
                           for the year ended December 31, 1999, filed on March 10,
                           2000, and incorporated herein by reference)

------------------------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2   Indicates exhibits filed with this Annual Report on Form 10-K.

       10.19               Fourth Amendment to Second Amended and Restated Contingent
                           Multicurrency Note Purchase Commitment Agreement dated
                           January 5, 2000, between the Company and Bank of America,
                           N.A. (previously filed as Exhibit 10.20 to the Company's
                           Annual Report on Form 10-K for the year ended December 31,
                           1999, filed on March 10, 2000, and incorporated herein by
                           reference)
       10.20(2)            Fifth Amendment to Second Amended and Restated Contingent
                           Multicurrency Note Purchase Commitment Agreement dated
                           August 15, 2000, between the Company and Bank of America,
                           N.A.
       10.21(1/2)          Separation Agreement and Release, dated February 7, 2001,
                           between the Company and Karen Niparko
       21.1(2)             Subsidiaries of Registrant
       23.1(2)             Consent of PricewaterhouseCoopers LLP

(b) Reports on Form 8-K.
    --------------------

    On November 7, 2000, the Company filed a Current Report on Form 8-K dated November 7, 2000, pursuant to Item 5, disclosing the terms and conditions of the Company's offer to certain employees to exchange certain stock options for shares of restricted stock.

    On December 7, 2000, the Company filed a Current Report on Form 8-K dated December 7, 2000, pursuant to Item 5, announcing the selection of Michael R. McLay as Vice President, U.S./Canada Sales and Service, replacing Susan N. Bailey, who announced her departure to explore other business opportunities.

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

Dated: February 20, 2001                    STORAGE TECHNOLOGY CORPORATION

                                            By: /s/ Patrick J. Martin
                                              ----------------------------------
                                              Chairman of the Board,
                                              President, Chief Executive Officer
                                              and Director(Principal Executive
                                              Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
/s/ Patrick J. Martin                                  Chairman of the Board,        February 20, 2001
-----------------------------------------------------  President, Chief Executive
Patrick J. Martin                                      Officer and Director
                                                       (Principal Executive
                                                       Officer)

/s/ Robert S. Kocol                                    Corporate Vice President and  February 20, 2001
-----------------------------------------------------  Chief Financial Officer
Robert S. Kocol                                        (Principal Financial
                                                       Officer)

/s/ Thomas G. Arnold                                   Vice President and Corporate  February 20, 2001
-----------------------------------------------------  Controller (Principal
Thomas G. Arnold                                       Accounting Officer)

/s/ James R. Adams                                     Director                      February 20, 2001
-----------------------------------------------------
James R. Adams

/s/ William L. Armstrong                               Director                      February 20, 2001
-----------------------------------------------------
William L. Armstrong

/s/ William R. Hoover                                  Director                      February 20, 2001
-----------------------------------------------------
William R. Hoover

/s/ William T. Kerr                                    Director                      February 20, 2001
-----------------------------------------------------
William T. Kerr

                      SIGNATURE                                   TITLE                    DATE
/s/ Robert E. La Blanc                                 Director                      February 20, 2001
-----------------------------------------------------
Robert E. La Blanc

/s/ Robert E. Lee                                      Director                      February 20, 2001
-----------------------------------------------------
Robert E. Lee

/s/ Richard C. Steadman                                Director                      February 20, 2001
-----------------------------------------------------
Richard C. Steadman

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                           (In Thousands of Dollars)

                                                              December 29,   December 31,
                                                                  2000           1999
                                                              ---------------------------
ASSETS
Current assets:
  Cash, including cash equivalents of $172,853 at 2000 and
     $100,825 at 1999                                          $  279,731     $  215,421
  Accounts receivable, net of allowance for doubtful
     accounts
     of $16,893 at 2000 and $19,492 at 1999                       553,790        627,435
  Inventories (Note 2)                                            218,218        260,642
  Deferred income tax assets (Note 3)                             121,703        124,588
                                                                ---------      ---------
     Total current assets                                       1,173,442      1,228,086
Property, plant and equipment, at cost net of accumulated
  depreciation (Note 4)                                           267,082        322,061
Spare parts for maintenance, at cost net of accumulated
  amortization of $74,131 at 2000 and $64,086 at 1999              41,614         41,995
Deferred income tax assets (Note 3)                                73,997         40,882
Other assets                                                       97,423        102,451
                                                                ---------      ---------
                                                               $1,653,558     $1,735,475
                                                                ---------      ---------
                                                                ---------      ---------

LIABILITIES
Current liabilities:
  Credit facilities (Note 5)                                   $   78,381     $  286,152
  Current portion of long-term debt (Note 5)                        6,110         13,943
  Accounts payable                                                 99,675        111,253
  Accrued liabilities (Note 6)                                    363,048        303,110
  Income taxes payable (Note 3)                                   155,626         72,865
                                                                ---------      ---------
     Total current liabilities                                    702,840        787,323
Long-term debt (Note 5)                                            12,083         28,953
                                                                ---------      ---------
     Total liabilities                                            714,923        816,276
                                                                ---------      ---------
Commitments and contingencies (Notes 5 and 7)

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 300,000,000 shares authorized;
  103,172,244 shares issued at 2000 and 100,825,390 shares
  issued at 1999 (Note 8)                                          10,320         10,083
Capital in excess of par value                                    854,744        830,780
Retained earnings                                                  82,922         84,704
Treasury stock of 113,774 shares at 2000 and 1999, at cost         (2,334)        (2,334)
Unearned compensation                                              (7,017)        (4,034)
                                                                ---------      ---------
     Total stockholders' equity                                   938,635        919,199
                                                                ---------      ---------
                                                               $1,653,558     $1,735,475
                                                                ---------      ---------
                                                                ---------      ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)

                                                               Year Ended
                                               ------------------------------------------
                                               December 29,   December 31,   December 25,
                                                   2000           1999           1998
                                               ------------------------------------------
Revenue:
  Storage products                              $1,411,932     $1,704,314     $1,634,328
  Storage services                                 648,272        663,917        623,894
                                                 ---------      ---------      ---------
          Total revenue                          2,060,204      2,368,231      2,258,222
                                                 ---------      ---------      ---------
Cost of revenue:
  Storage products                                 816,849        974,780        866,997
  Storage services                                 411,837        450,467        350,815
                                                 ---------      ---------      ---------
          Total cost of revenue                  1,228,686      1,425,247      1,217,812
                                                 ---------      ---------      ---------
     Gross profit                                  831,518        942,984      1,040,410
Research and product development costs             257,798        277,770        234,677
Selling, general, administrative and other
  income and expense, net                          542,527        615,616        492,928
Litigation expense (Note 7)                                       103,582
Restructuring expense (Note 9)                      27,176         43,252
                                                 ---------      ---------      ---------
     Operating profit (loss)                         4,017        (97,236)       312,805
Interest expense                                   (16,723)       (23,316)        (8,331)
Interest income                                      9,965          4,102         15,274
                                                 ---------      ---------      ---------
     Income (loss) before income taxes              (2,741)      (116,450)       319,748
Benefit (provision) for income taxes (Note 3)          959         41,900       (121,500)
                                                 ---------      ---------      ---------
     Net income (loss)                          $   (1,782)    $  (74,550)    $  198,248
                                                 ---------      ---------      ---------
                                                 ---------      ---------      ---------
EARNINGS (LOSS) PER COMMON SHARE (Note 10)
Basic earnings (loss) per common share          $    (0.02)    $    (0.75)    $     1.91
                                                 ---------      ---------      ---------
                                                 ---------      ---------      ---------
Weighted-average shares                            100,859         99,900        103,868
                                                 ---------      ---------      ---------
                                                 ---------      ---------      ---------
Diluted earnings (loss) per common share        $    (0.02)    $    (0.75)    $     1.86
                                                 ---------      ---------      ---------
                                                 ---------      ---------      ---------
Weighted-average and dilutive potential
  shares                                           100,859         99,900        106,497
                                                 ---------      ---------      ---------
                                                 ---------      ---------      ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In Thousands of Dollars)

                                                                 Year Ended
                                                 ------------------------------------------
                                                 December 29,   December 31,   December 25,
                                                     2000           1999           1998
                                                 ------------------------------------------
OPERATING ACTIVITIES
Cash received from customers                     $ 2,085,470    $ 2,456,222    $ 2,124,070
Cash paid to suppliers and employees              (1,773,014)    (2,199,744)    (1,926,451)
Cash paid for settlement of litigation (Note 7)                     (85,788)
Cash paid for restructuring activities (Note 9)      (25,373)       (34,394)
Interest paid                                        (15,126)       (21,395)        (6,657)
Interest received                                      9,965          4,102         15,274
Income tax refunded (paid), net                       54,858          6,407       (118,131)
                                                  ----------     ----------     ----------
     Net cash provided by operating activities       336,780        125,410         88,105
                                                  ----------     ----------     ----------
INVESTING ACTIVITIES
Short-term investments, net                          (10,155)                       77,275
Purchase of property, plant and equipment, net       (69,762)      (100,751)      (116,903)
Other assets, net                                      1,234         (1,633)       (21,008)
                                                  ----------     ----------     ----------
     Net cash used in investing activities           (78,683)      (102,384)       (60,636)
                                                  ----------     ----------     ----------
FINANCING ACTIVITIES
Proceeds (repayments) from credit facilities,
  net                                               (188,472)         9,479        273,211
Repayments of other debt, net                        (15,755)        (1,754)        (4,936)
Repurchases of common stock (Note 8)                                (35,226)      (359,395)
Proceeds from employee stock plans                    15,825         25,383         36,924
                                                  ----------     ----------     ----------
     Net cash used in financing activities          (188,402)        (2,118)       (54,196)
                                                  ----------     ----------     ----------
     Effect of exchange rate changes on cash          (5,385)       (37,472)         2,393
                                                  ----------     ----------     ----------
Increase (decrease) in cash and cash
  equivalents                                         64,310        (16,564)       (24,334)
     Cash and cash equivalents -- beginning of
       the year                                      215,421        231,985        256,319
                                                  ----------     ----------     ----------
Cash and cash equivalents -- end of the year     $   279,731    $   215,421    $   231,985
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
Net income (loss)                                $    (1,782)   $   (74,550)   $   198,248
Depreciation and amortization expense                139,664        143,010        122,864
Inventory write downs                                 78,689         57,300         32,167
Non-cash litigation and restructuring expense          5,720         26,652
Translation (gain) loss                               13,381         38,841         (7,773)
Other non-cash adjustments to income                  (4,107)       (61,599)       (13,043)
(Increase) decrease in accounts receivable            52,379         96,091       (137,940)
(Increase) decrease in inventories, net              (28,597)         3,738        (49,961)
Increase in spare parts, net                         (27,414)       (33,113)       (22,737)
(Increase) decrease in net deferred income tax
  assets, net                                        (30,936)       (38,866)         9,679
Increase (decrease) in accounts payable               (9,816)       (22,541)        31,792
Increase (decrease) in accrued liabilities            65,259        (10,567)       (58,305)
Increase (decrease) in income taxes payable           84,340          1,014        (16,886)
                                                  ----------     ----------     ----------
     Net cash provided by operating activities   $   336,780    $   125,410    $    88,105
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

   The accompanying notes are an integral part of the consolidated financial statements.

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           (In Thousands of Dollars)

                                                                          Retained
                                                           Capital in     Earnings
                                                Common     Excess of    (Accumulated   Treasury     Unearned
                                                 Stock     Par Value      Deficit)      Stock     Compensation     Total
                                                ---------------------------------------------------------------------------
Balances, December 26, 1997                     $10,800    $1,161,997    $ (39,017)    $(18,874)    $(2,403)     $1,112,503

  Shares issued under stock purchase plan, and
    for exercises of options (1,997,451
    shares, including 808,254 shares issued
    from treasury)                                  119        31,459                    16,601                      48,179
  Repurchases of common stock (8,822,500
    shares) (Note 8)                               (882)     (271,528)                                             (272,410)
  Final price adjustment for common stock
    repurchased in October 1997 (Note 8)                      (87,030)                                              (87,030)
  Net income                                                               198,248                                  198,248
  Other                                              (3)         (120)          23         (136)        322              86
                                                 ------     ---------     --------      -------      ------       ---------
Balances, December 25, 1998                      10,034       834,778      159,254       (2,409)     (2,081)        999,576

  Shares issued under stock purchase plan, and
    for exercises of options (1,718,419
    shares)                                         172        27,672                                                27,844
  Repurchases of common stock (1,350,000
    shares) (Note 8)                               (135)      (35,091)                                              (35,226)
  Net loss                                                                 (74,550)                                 (74,550)
  Other                                              12         3,421                        75      (1,953)          1,555
                                                 ------     ---------     --------      -------      ------       ---------
Balances, December 31, 1999                      10,083       830,780       84,704       (2,334)     (4,034)        919,199

  Shares issued under stock purchase plan, and
    for exercises of options (1,650,638
    shares)                                         165        17,188                                                17,353
  Net loss                                                                  (1,782)                                  (1,782)
  Option exchange program (555,943 shares)
    (Note 11)                                        56         5,576                                (5,632)
  Other                                              16         1,200                                 2,649           3,865
                                                 ------     ---------     --------      -------      ------       ---------
Balances, December 29, 2000                     $10,320    $  854,744    $  82,922     $ (2,334)    $(7,017)     $  938,635
                                                 ------     ---------     --------      -------      ------       ---------
                                                 ------     ---------     --------      -------      ------       ---------

   The accompanying notes are an integral part of the consolidated financial statements.

                STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Storage Technology Corporation and its wholly owned subsidiaries (collectively hereinafter referred to as StorageTek or the Company). All intercompany accounts and transactions have been eliminated on consolidation.

NATURE OF OPERATIONS

StorageTek designs, develops, manufactures and markets a broad range of information storage products, and provides maintenance and consulting services. These storage products and services provide customers with a broad range of solutions for the storage and retrieval of digitized electronic data. StorageTek's solutions are designed to be easy to manage and allow universal access to data across servers, media types, and storage networks. The principal markets for the Company's products and services are located in the United States and Europe.

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Significant estimates have been made by management in several areas, including the realizability of deferred tax assets (see Note 3) and the future obligations associated with the Company's litigation (see Note 7). Actual results could differ materially from these estimates, making it reasonably possible that a change in these estimates could occur in the near term.

REVENUE RECOGNITION

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 provides guidance regarding the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. In June 2000, the SEC issued SAB 101B that had the effect of delaying the required adoption of SAB 101 for the Company until the fourth quarter of 2000. The adoption of SAB 101 in the fourth quarter of 2000 did not have a material impact on the Company's financial position or results of operations for any period.

The revenue recognition policy for product sales depends on the sales channel utilized by the Company. Revenue for product sales to end-user customers is recognized when all of the following criteria have been met: (a) evidence of an agreement exists, (b) delivery to and acceptance by the customer has occurred,
(c) the price to the customer is fixed and determinable, and (d) collectibility is reasonably assured. Product is deemed to be accepted by the customer either at the time of installation at the customer site or upon receipt of written acceptance, depending on the terms of the contract and applicable commercial law. Sales to original equipment manufacturers (OEMs), value-added distributors
(VADs), value-added resellers (VARs) and other distributors (collectively, the Indirect Channel) are generally subject to agreements allowing certain rights of return with respect to unsold products and price protection. Revenue for product sales to the Indirect Channel is either recognized at the time of shipment or upon sell-through to the Indirect Channel partner's customer. The revenue recognition policy utilized for each of the Company's Indirect Channel partners is made based upon the Company's historical experience with respect to returns and price protection claims. For sales to the Indirect Channel, which are recognized at the time of shipment, the Company maintains a sales return and allowance for estimated returns and price protection claims.

Revenue from maintenance and consulting services is recognized as earned and the associated costs and expenses are recognized as incurred. In cases in which extended warranty or maintenance services are bundled with the sale of product, the Company unbundles and defers the recognition of revenue for the services at the time the product sales revenue is recognized based upon the estimated fair value of the service element.

RESTRUCTURING

Restructuring activities are accounted for in accordance with the guidance provided by the Emerging Issues Task Force (EITF) in connection with EITF Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and by the SEC in connection with Staff Accounting Bulletin No. 100 (SAB 100), "Restructuring and Impairment Charges." EITF 94-3 and SAB 100 generally require, with respect to the recognition of severance expenses, management approval of the restructuring plan, the determination of the employees to be terminated, and communication of benefit arrangements to employees.

CASH EQUIVALENTS

Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have original maturities of three months or less at the time of acquisition. The carrying value of the Company's cash equivalents approximates fair value.

ACCOUNTS RECEIVABLE ALLOWANCE

The Company recognized bad debt expense of $3,536,000, $7,344,000 and $6,664,000 during 2000, 1999 and 1998, respectively. Accounts receivable write-offs, net of recoveries, were $6,135,000, $8,276,000 and $4,164,000 during 2000, 1999 and
1998, respectively.

CAPITALIZED SOFTWARE COSTS

The Company capitalized no costs associated with acquiring and developing software products to be licensed to customers in 2000. The Company capitalized software costs of $3,256,000 in 1999, and $12,764,000 in 1998. Other assets as shown on the Consolidated Balance Sheet include unamortized software costs of $2,394,000 as of December 29, 2000, and $11,264,000 as of December 31, 1999.
Amortization expense is recognized over the estimated useful lives of the related products, generally four years. Amortization expense associated with capitalized software costs was $8,870,000 in 2000, $6,490,000 in 1999, and $12,173,000 in 1998. The Company evaluates the realizability of the carrying value of the capitalized software based upon estimates of the associated future revenue.

DEPRECIATION AND GOODWILL AMORTIZATION

Depreciation of property, plant and equipment is computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful life is generally 3 to 5 years for machinery and equipment, and 7 to 35 years for buildings and building improvements. Depreciation expense was $89,147,000 in 2000, $101,003,000 in 1999, and $85,974,000 in 1998. Other assets as shown on the Consolidated Balance Sheet include unamortized goodwill of $16,200,000 as of December 29, 2000, and $25,618,000 as of December 31, 1999.
Amortization of goodwill is calculated on a straight-line basis over a period not exceeding 10 years. Amortization expense associated with goodwill and other amortization was $13,854,000 in 2000, $10,504,000 in 1999, and

$5,310,000 in 1998. The Company evaluates the realizability of the carrying value of goodwill based upon estimated future cash flows calculated on an undiscounted basis.

LONG-LIVED ASSETS

The Company evaluates the recoverability of its long-lived assets whenever significant events or changes in circumstances occur that indicate the carrying amounts may not be recoverable. Recoverability of long-lived assets is evaluated based upon estimated fair values or undiscounted future cash flows, whichever is more readily determinable. Impairment charges are recorded based on an estimate of discounted future cash flows.

TRANSLATION OF FOREIGN CURRENCIES

The functional currency for StorageTek's foreign subsidiaries is the U.S. dollar, reflecting the significant volume of intercompany transactions and associated cash flows that result from the fact that the majority of the Company's storage products sold worldwide are manufactured in the United States or its territories. Accordingly, monetary assets and liabilities are translated at year-end exchange rates, while non-monetary items are translated at actual exchange rates. Revenue and expenses are translated at the average exchange rates in effect during the year, except for cost of revenue, depreciation and amortization, which are translated at historical exchange rates during the year. See Note 13 for information with respect to the Company's accounting policies for financial instruments utilized in its foreign currency hedging program.

STOCK-BASED COMPENSATION PLANS

Stock-based compensation plans are accounted for using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees."

ADVERTISING COSTS

Advertising costs are recognized as incurred. Advertising costs were $5,476,000 in 2000, $9,099,000 in 1999, and $9,343,000 in 1998.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," establishes standards for disclosure and financial statement display for reporting total comprehensive income and its individual components. Comprehensive income, as defined, includes all changes in equity during a period from non-owner sources. The Company's comprehensive income approximates net income for all periods presented.

RECLASSIFICATIONS

Certain prior year information has been reclassified to conform to the current year presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires all derivatives to be recognized as either assets or liabilities on the Consolidated Balance Sheet at fair value. The corresponding change in fair value of the derivative instrument will be recognized either in the Consolidated Statement of Operations, net of any change in fair value of the related hedged item, or as a component of comprehensive income depending upon the intended use and designation of the instrument.

In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133 -- an amendment of FASB Statement No. 133." SFAS No. 137 had the effect of delaying the required adoption date of SFAS No. 133 for the Company until the first day of the Company's fiscal year 2001. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an amendment of SFAS No. 133." SFAS No. 138 addresses a number of implementation issues associated with SFAS No. 133. The Company adopted SFAS No. 133 and its associated interpretations on the first day of its fiscal year 2001. While the adoption of these new accounting standards for derivatives will change the presentation on the Consolidated Balance Sheet, Consolidated Statement of Operations and Consolidated Statement of Changes in Stockholders' Equity for certain foreign currency exchange rate sensitive financial instruments held by the Company, the adoption of these new accounting standards will not have a material impact on the Company's financial position or results of operations.

NOTE 2 -- INVENTORIES

Inventories include material, labor and factory overhead and are accounted for at the lower of cost (first-in, first-out method) or market value. The Company evaluates the need for reserves associated with obsolete, slow-moving and nonsalable inventory by reviewing forecasted product demand and market values on a quarterly basis. Inventory reserves of $63,766,000 and $52,701,000, respectively, were held as of December 29, 2000, and December 31, 1999. The components of inventories, net of the associated reserves, are as follows (in thousands of dollars):

                                                      December 29,   December 31,
                                                          2000           1999
                                                      ---------------------------
Raw materials                                           $ 54,773       $ 59,141
Work-in-process                                           43,175         45,717
Finished goods                                           120,270        155,784
                                                         -------        -------
                                                        $218,218       $260,642
                                                         -------        -------
                                                         -------        -------

NOTE 3 -- INCOME TAXES

Income (loss) before income taxes consists of the following (in thousands of dollars):

                                                      Year Ended
                                      ------------------------------------------
                                      December 29,   December 31,   December 25,
                                          2000           1999           1998
                                      ------------------------------------------
United States                           $(29,420)     $(160,610)      $345,314
International                             26,679         44,160        (25,566)
                                         -------       --------        -------
                                        $ (2,741)     $(116,450)      $319,748
                                         -------       --------        -------
                                         -------       --------        -------

The benefit (provision) for income taxes attributable to the amounts shown above consists of the following (in thousands of dollars):

                                                              Year Ended
                                              ------------------------------------------
                                              December 29,   December 31,   December 25,
                                                  2000           1999           1998
                                              ------------------------------------------
Current tax benefit (provision):
  U.S. federal                                  $(17,541)      $ 21,700      $ (84,700)
  International                                  (13,200)       (15,300)        (8,200)
  State                                            1,000          3,000        (13,600)
                                                 -------        -------       --------
                                                 (29,741)         9,400       (106,500)
                                                 -------        -------       --------
Deferred tax benefit (provision):
  U.S. federal                                    27,100         26,400         (9,600)
  International                                    1,000           (600)        (4,000)
  State                                            2,600          6,700         (1,400)
                                                 -------        -------       --------
                                                  30,700         32,500        (15,000)
                                                 -------        -------       --------
                                                $    959       $ 41,900      $(121,500)
                                                 -------        -------       --------
                                                 -------        -------       --------

The benefit (provision) for income taxes attributable to income before income taxes includes benefits of $23,783,000 in 2000, $7,114,000 in 1999, and $860,000
in 1998 from the utilization of net operating loss carryforwards.

The deferred income tax balances on the Consolidated Balance Sheet consist of the following (in thousands of dollars):

                                                      December 29,   December 31,
                                                          2000           1999
                                                      ---------------------------
Deferred income tax assets, net of valuation
  allowance:
  Current                                               $121,703       $124,588
  Non-current                                             73,997         40,882
                                                         -------        -------
Net deferred income tax asset                           $195,700       $165,470
                                                         -------        -------
                                                         -------        -------

The Company's net deferred income tax asset consists of the following (in thousands of dollars):

                                                      December 29,   December 31,
                                                          2000           1999
                                                      ---------------------------
Gross deferred income tax assets:
  Net operating loss carryforwards                      $ 41,027       $ 18,321
  Tax credits                                             48,873         25,277
  Restructuring accruals                                                  1,436
  Other accrued liabilities and reserves                  73,477         63,948
  Capitalized inventory costs                             14,651         28,343
  Deferred intercompany profit                            10,335         11,260
  Other                                                   33,608         35,756
                                                         -------        -------
                                                         221,971        184,341
Less: Valuation allowance                                (22,810)       (14,868)
                                                         -------        -------
                                                         199,161        169,473
Gross deferred income tax liabilities                     (3,461)        (4,003)
                                                         -------        -------
Net deferred income tax asset                           $195,700       $165,470
                                                         -------        -------
                                                         -------        -------

The net change in the valuation allowance for deferred income tax assets was an increase of $7,942,000 in 2000 and a decrease of $11,048,000 in 1999. The valuation allowance relates primarily to net deductible temporary differences, tax credit carryforwards and net operating loss carryforwards. The Company evaluates a variety of factors in determining the amount of the deferred income tax assets to be recognized pursuant to SFAS No. 109, "Accounting for Income Taxes," including the Company's earnings history, the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, near-term earnings expectations and the highly competitive nature of the high-technology market.

For tax return purposes, the Company has available domestic and foreign net operating loss carryforwards of approximately $77,900,000, of which $59,400,000 will expire in years after 2020 and the remainder have an indefinite carryforward period. The Company also has foreign tax credit carryforwards of approximately $9,400,000, which expire in years after 2005.

StorageTek has not provided for income taxes on the cumulative undistributed earnings of its foreign subsidiaries to the extent they are considered to be reinvested indefinitely (approximately $48,079,000 as of December 29, 2000). It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

The benefit (provision) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes for the following reasons (in thousands of dollars):

                                                          Year Ended
                                          ------------------------------------------
                                          December 29,   December 31,   December 25,
                                              2000           1999           1998
                                          ------------------------------------------
U.S. federal income tax benefit
  (provision) at statutory rate             $   959        $ 40,758      $(111,912)
(Increase) decrease in income taxes
 resulting from:
  Recognized (unrecognized) net
     operating losses, future deductions
     and credits                             (8,624)          5,739          1,781
  Utilization of tax credits                  4,217           5,359          7,000
  Foreign tax rate and exchange rate
     differentials                           (1,655)        (10,906)        (5,308)
  Nondeductible and other items              (4,814)        (12,572)       (10,901)
  State income taxes, net of federal
     benefits                                 3,176           6,522        (11,789)
  Effect of Puerto Rico operations            7,700           7,000          9,629
                                             ------         -------       --------
Benefit (provision) for income taxes        $   959        $ 41,900      $(121,500)
                                             ------         -------       --------
                                             ------         -------       --------

NOTE 4 -- PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following (in thousands of dollars):

                                                       December 29,   December 31,
                                                           2000           1999
                                                       ---------------------------
Machinery and equipment                                 $ 620,372      $ 687,679
Buildings and building improvements                       159,995        167,689
Land and land improvements                                 19,550         20,882
                                                         --------       --------
                                                          799,917        876,250
Less: Accumulated depreciation                           (532,835)      (554,189)
                                                         --------       --------
                                                        $ 267,082      $ 322,061
                                                         --------       --------
                                                         --------       --------

Machinery and equipment includes capitalized leases of $2,626,000 as of December 29, 2000, and $6,457,000 as of December 31, 1999. Buildings and building improvements include capitalized leases of $12,935,000 as of December 29, 2000 and $12,729,000 as of December 31, 1999. Accumulated depreciation includes accumulated amortization on capitalized leases of $4,830,000 as of December 29, 2000, and $5,144,000 as of December 31, 1999.

NOTE 5 -- CREDIT FACILITIES, DEBT AND LEASE OBLIGATIONS

Borrowings under credit facilities consist of the following (in thousands of dollars):

                                                       December 29,   December 31,
                                                           2000           1999
                                                       ---------------------------
Revolver                                                                $205,000
Promissory notes denominated in foreign currencies       $78,381          81,152
                                                          ------         -------
                                                         $78,381        $286,152
                                                          ------         -------
                                                          ------         -------

The Company has a revolving credit facility (the Revolver) which expires in October 2001. The credit limit available under the Revolver ($237,500,000 as of December 29, 2000) is reduced by $12,500,000 on the last business day of each calendar quarter. The interest rates under the Revolver depend upon the repayment period of the advance selected and the Company's Total Debt to rolling four quarter Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA) ratio. Depending on the term of the outstanding borrowing, the rate ranges from the applicable LIBOR plus 2.00% to 2.50% or the agent bank's base rate plus 0.00% to 0.50%. The Company had no outstanding borrowings as of December 29, 2000, but had outstanding letters of credit for approximately $1,500,000 under the Revolver. The remaining available credit under the Revolver as of December 29, 2000, was approximately $236,000,000. The Revolver is secured by the Company's U.S. accounts receivable and U.S. inventory. The Revolver contains certain financial and other covenants, including restrictions on payment of cash dividends on the Company's common stock.

The Company also had a $150,000,000 revolving credit facility (the Supplemental Revolver), which the Company decided not to renew and expired in January 2001. The Company had no borrowings outstanding under the Supplemental Revolver as of December 29, 2000.

The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $120,000,000 at any one time. The agreement, which expires in January 2002, provides for commitments by the bank to purchase promissory notes denominated in a number of foreign currencies. As of December 29, 2000, the Company had promissory notes of $78,381,000 outstanding under this financing agreement and had committed to borrowings between January 2001 and January 2002 in the cumulative principal amount of approximately $396,502,000.

The notes must be repaid only to the extent of future revenue. Obligations under the agreement are not cancelable by the Company or the bank. Gains and losses associated with changes in the underlying foreign currencies are deferred during the commitment period and recognized as an adjustment to the revenue supporting the note repayment at the time the bank purchases the promissory notes. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance. The weighted average interest rate associated with the promissory notes outstanding as of December 29, 2000, was 8.75%. Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount up to the outstanding balance of the promissory notes.

Long-term debt, including capitalized lease obligations, consists of the following (in thousands of dollars):

                                                      December 29,   December 31,
                                                          2000           1999
                                                      ---------------------------
Capitalized lease obligations                           $12,275        $15,157
Promissory notes                                          5,882         27,494
Other                                                        36            245
                                                         ------         ------
                                                         18,193         42,896
Less: Current portion                                    (6,110)       (13,943)
                                                         ------         ------
                                                        $12,083        $28,953
                                                         ------         ------
                                                         ------         ------

SCHEDULED DEBT MATURITIES AND OPERATING LEASE OBLIGATIONS

Scheduled maturities of debt and operating lease obligations as of December 29, 2000, are as follows (in thousands of dollars):

                                     Capitalized                                      Noncancellable
                          Credit        lease      Promissory   Other   Total debt    operating lease
                        facilities   obligations     notes      debt    commitments     commitments
                        -----------------------------------------------------------------------------
2001                     $78,381       $ 1,996       $5,882      $11     $ 86,270         $36,600
2002                                     2,020                    25        2,045          22,970
2003                                     1,442                              1,442          14,862
2004                                     1,434                              1,434           8,994
2005                                     1,434                              1,434           6,237
Thereafter                              10,036                             10,036          10,158
                          ------        ------        -----       --      -------          ------
                         $78,381       $18,362       $5,882      $36     $102,661         $99,821
                          ------        ------        -----       --      -------          ------
                          ------        ------        -----       --      -------          ------
Less: Amount
  representing
  interest                              (6,087)
                                        ------
Present value of
  capitalized lease
  obligations
  (including $217
  classified as
  current)                             $12,275
                                        ------
                                        ------

Rent expense associated with operating leases was $52,038,000 in 2000, $57,710,000 in 1999, and $53,332,000 in 1998.

NOTE 6 -- ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands of dollars):

                                                       December 29,   December 31,
                                                           2000           1999
                                                       ---------------------------
Deferred revenue                                         $ 69,062       $ 68,837
Accrued commissions                                        32,813         36,292
Accrued payroll                                            34,375         33,564
Accrued warranty reserve                                   30,907         23,926
Other                                                     195,891        140,491
                                                          -------        -------
                                                         $363,048       $303,110
                                                          -------        -------
                                                          -------        -------

Other accrued liabilities consist of items that are individually less than 5% of accrued liabilities.

NOTE 7 -- LITIGATION

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2,400,000,000. On December 28, 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the Court of Appeals). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. On July 15, 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. On August 30, 1999, Stuff filed a notice of appeal with the Appeals Court seeking to overturn the decision of the District Court. Oral arguments before the Appeals Court occurred on August 8, 2000. On August 17, 2000, the Court of Appeals remanded the case back to the District Court for a trial on the factual issues relating to the interpretation of the language embodied in the 1990 Settlement Agreement. The Company filed a Petition for Rehearing with the Court of Appeals. On October 12, 2000, the Court of Appeals modified its decision, but denied the Company's Petition for Rehearing. In November 2000, the Company filed a Petition for Certiorari with the Supreme Court of Colorado. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

In June 1995, Odetics, Inc. filed a patent infringement suit against the Company alleging infringement of various patents. During 1999, the Company recognized a pre-tax expense of $97,800,000 in connection with the resolution of this litigation. The Company also recognized pre-tax expenses of $5,800,000 in 1999 associated with the settlement of other litigation.

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

In February 1997, the Company announced a program to repurchase up to 3,000,000 shares of common stock on an annual basis. The intent of that repurchase program was to offset dilution associated with the Company's employee stock purchase and stock option plans. In October 1997, the Company announced a program to repurchase an additional number of shares of its common stock up to $800,000,000. Under these programs, the Company repurchased and retired an aggregate of 1,350,000 and 8,822,500 shares of common stock during 1999 and 1998, respectively, through a combination of privately negotiated and open market repurchase transactions. The aggregate purchase price of these shares was $35,226,000 and $272,365,000 during 1999 and 1998, respectively, after considering the effects of all purchase price adjustments. No repurchases occurred in 2000.

NOTE 9 -- RESTRUCTURING

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

The elements of the restructuring included an involuntary reduction in headcount, the elimination of a significant number of temporary employee positions and managing the replacement of terminating employees due to normal attrition. The headcount reductions were targeted in all areas of the Company.

The Company had substantially completed all currently planned restructuring activities as of September 29, 2000. The following table summarizes the reserves in connection with 2000 restructuring activities (in thousands of dollars):

                                            Employee      Asset      Other Exit
                                            Severance   Writedowns     Costs       Total
                                            ----------------------------------------------
Balances, December 31, 1999                 $  3,917                              $  3,917
Restructuring expense                         21,456     $ 5,258       $ 462        27,176
Cash payments                                (25,373)                              (25,373)
Asset writedowns                                          (5,258)       (462)       (5,720)
                                             -------      ------        ----       -------
Balances, December 29, 2000                 $      0     $     0       $   0      $      0
                                             -------      ------        ----       -------
                                             -------      ------        ----       -------

Employee severance expense of $21,456,000 was recognized during 2000 in connection with the restructuring. This expense is comprised of separation charges related to the fixed and determinable severance payments owed to approximately 1,100 employees who were involuntarily terminated during 2000 in connection with the restructuring.

Asset writedowns of $5,258,000 were recognized during 2000 in connection with the restructuring. The asset writedowns are comprised of $2,301,000 related to the spin-off of the Company's managed storage services business and $2,957,000 related to the impairment writedown of assets at the Company's manufacturing facility in Toulouse, France. At the time of the impairment, the Company was engaged in activities to sell the Toulouse facility and the impairment charge was required to reflect the Company's estimate of fair value of the facility upon its anticipated sale. The Company has subsequently terminated negotiations to sell the facility and the Company currently intends to retain the facility.

Other exit costs of $462,000 were recognized during 2000. Other exit costs are comprised of $326,000 associated with legal and accounting expenses incurred in connection with the spin-off of the managed storage services business and $136,000 related to excess lease space in Canada.

The Company incurred pre-tax expenses of $43,252,000 during the year ended December 31, 1999, in connection with a restructuring announced in April 1999. This restructuring provided for a reduction in headcount as well as the elimination of certain lower priority research and development programs.

NOTE 10 -- EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share (EPS) is computed using SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.

The following is a reconciliation between basic and diluted EPS (in thousands, except per share amounts):

                                                                 Year Ended
                            ------------------------------------------------------------------------------------
                                December 29, 2000            December 31, 1999             December 25,1998
                            --------------------------   --------------------------   --------------------------
                              Net                          Net                          Net
                            Income     EPS     Shares     Income     EPS     Shares    Income     EPS    Shares
                            ------------------------------------------------------------------------------------
Basic EPS                   $(1,782)  $(0.02)  100,859   $(74,550)  $(0.75)  99,900   $198,248   $1.91   103,868
Effects of dilutive common
  stock equivalents                                                                                        2,629
                             ------            -------    -------            ------    -------           -------
Diluted EPS                 $(1,782)  $(0.02)  100,859   $(74,550)  $(0.75)  99,900   $198,248   $1.86   106,497
                             ------            -------    -------            ------    -------           -------
                             ------            -------    -------            ------    -------           -------

Options to purchase 10,403,412 and 12,354,593 shares of common stock were outstanding as of December 29, 2000 and December 31, 1999, respectively, but were not included as common stock equivalents in the computation of diluted EPS, as these options are antidilutive as a result of the net loss incurred during 2000 and 1999.

NOTE 11 -- EMPLOYEE BENEFIT AND OPTION PLANS

EMPLOYEE STOCK PURCHASE PLAN

Under the Company's 1987 Employee Stock Purchase Plan (Purchase Plan), as amended, employees may be offered the right to collectively purchase shares of StorageTek common stock, plus any remaining shares from earlier offering periods, in consecutive six-month offering periods. As of December 29, 2000, the Company had an aggregate of 1,579,275 common shares reserved for issuance under the Purchase Plan. Eligible employees may contribute up to 10% of their pay toward the purchase of StorageTek common stock at a price equal to 85% of the lower of the fair market price on the first or the last day of each offering period. Proceeds received from the issuance of shares are credited to stockholders' equity in the fiscal year the shares are issued.

Under the Purchase Plan, the Company issued the following shares of common stock with the weighted average fair value of the shares calculated using the Black-Scholes option pricing model:

                                                      Year Ended
                                      ------------------------------------------
                                      December 29,   December 31,   December 25,
                                          2000           1999           1998
                                      ------------------------------------------
Shares issued                           1,522,028      1,320,097       631,728
Weighted average fair value per
  share                                $     9.65     $     8.24      $  10.90
Fair value assumptions:
  Dividend yield                             0.00%          0.00%         0.00%
  Volatility                                74.22%         59.54%        49.59%
  Risk-free interest rate                    6.20%          4.89%         5.00%
  Expected life (in months)                     6              6             6

EXCHANGE OFFERING

On November 6, 2000, the Company made an exchange offer (the Exchange) to employees of the Company to exchange stock options held by these employees for StorageTek restricted common stock. Employee stock options eligible for the Exchange had a per share exercise price of $17.50 or greater, whether or not vested (Eligible Options). The offer provided for an exchange ratio of four option shares surrendered for each share of restricted stock received.

In order to be eligible to participate in the Exchange (Eligible Participant), the employee must not have received any stock option or other equity awards in the six months preceding November 20, 2000 (the Exchange Date) and cannot receive stock options or other equity awards in the six months following the Exchange Date. The Exchange specifically precluded the Chairman of the Board, President and Chief Executive Officer of the Company, executive officers of the Company and the CEO's direct reports from participating in the Exchange. In order to participate in the Exchange, an Eligible Participant had to exchange all Eligible Options held. The shares of restricted stock will vest in one-third increments on each of the first, second and third annual anniversary dates of the Exchange Date. If the employment of an employee who participated in the Exchange terminates prior to the vesting of the restricted stock received in the Exchange, the employee will forfeit the unvested shares of restricted stock. If the employment of such employee is terminated as a result of death, disability or a reduction in force following a change of control, all shares of restricted stock received by that employee in the Exchange will vest immediately. As a result of the Exchange, the Company issued 555,943 shares of restricted stock in return for the cancellation of 2,223,772 stock options.

An annualized non-cash deferred compensation charge associated with the restricted stock of $1,877,000 will be recognized ratably over the three-year vesting schedule of the restricted stock. The deferred compensation charge will be recognized on an accelerated basis to the extent that shares of the restricted stock vest on an accelerated basis in the situations described above and will be reduced to the extent that a participant forfeits his or her shares of restricted stock received in the Exchange prior to vesting. The deferred compensation charge is unaffected by future changes in the price of the common stock.

STOCK OPTION PLANS

As of December 29, 2000, the Company had an aggregate of 9,945,412 common shares reserved for issuance under its equity plans (Equity Plans). The Equity Plans provide for the issuance of common shares pursuant to stock option exercises, restricted stock awards and other equity based awards. There were 12,916,619 shares available for grant under the Equity Plans as of December 29, 2000.

The Company also has a Nonemployee Director Stock Option Plan (Director Plan) under which the Company grants stock options to nonemployee directors for the purchase of an aggregate maximum of 1,560,000 shares of common stock. Stock options are granted with an exercise price equal to the fair market value of the common stock on the date of grant. There were 458,000 shares reserved for issuance and 536,668 shares available for grant under the Director Plan as of December 29, 2000.

Stock options are granted under the Equity and Director Plans with an exercise price equal to the fair market value of the common stock on the date of grant and generally vest over a period of three to six years. Options granted under the Equity and Director Plans have a maximum term of 10 years from the date of grant. Options granted to corporate officers under the Equity Plans provide for accelerated vesting upon certain events, including a change in control of the Company or the involuntary termination of a corporate officer.

Restricted stock grants of the Company's common stock are made pursuant to its Equity Plans. These restricted stock grants are generally issued at no cost to the employee and vest over a period of one to six years. Unearned compensation, which is determined based on the fair market value of the Company's common stock on the date of the award, is charged to stockholders' equity and amortized to expense over the vesting period of the stock. Restricted stock granted to corporate officers provides for accelerated vesting upon certain events, including a change in control of the Company and the involuntary termination of a corporate officer. The weighted average fair value of restricted stock granted was $12.28 in 2000, $21.52 in 1999, and $35.40 in 1998. Total compensation expense related to restricted stock was $2,233,000 in 2000, $834,000 in 1999, and $330,000 in 1998.

The following summarizes information with respect to options and restricted stock granted under the Company's Equity and Director Plans:

                                                                          WEIGHTED
                                                         NUMBER OF    AVERAGE EXERCISE
                                                           SHARES          PRICE
                                                         -----------------------------
Outstanding, December 26, 1997                            5,487,580        $17.31
  Granted                                                 1,851,117         30.37
  Exercised                                              (1,365,723)        15.19
  Forfeited or expired                                     (437,765)        21.51
                                                         ----------         -----
Outstanding, December 25, 1998                            5,535,209         21.87
  Granted                                                 8,093,911         22.61
  Exercised                                                (398,322)        15.47
  Forfeited or expired                                     (876,205)        25.03
                                                         ----------         -----
Outstanding, December 31, 1999                           12,354,593         22.33
  Granted                                                 3,421,694          9.50
  Exercised                                                (264,244)         3.42
  Cancelled, forfeited or expired                        (5,108,631)        22.52
                                                         ----------         -----
Outstanding, December 29, 2000                           10,403,412        $17.85
                                                         ----------         -----
                                                         ----------         -----

The following table summarizes information concerning outstanding and exercisable options and restricted stock as of December 29, 2000:

                         Outstanding                 Exercisable/Unrestricted
            --------------------------------------   ------------------------
                            Weighted
                             Average      Weighted                  Weighted
Range of                    Remaining     Average       Number       Average
Exercise      Number       Contractual    Exercise   Exercisable/   Exercise
 Prices     Outstanding   Life in Years    Price     Unrestricted     Price
-----------------------------------------------------------------------------
$ 0 - $10    1,048,616         9.6         $ 1.42        18,556      $ 4.96
 10 -  20    4,954,415         6.6          14.40     2,498,371       15.54
 20 -  30    3,685,434         6.6          23.07     1,941,282       23.65
 30 -  40      514,811         4.2          37.04       326,448       37.04
 40 -  50      200,136         7.1          42.98       103,493       42.74
            ----------                                ---------
            10,403,412         6.8         $17.85     4,888,150      $20.80
            ----------                                ---------
            ----------                                ---------

PROFORMA DISCLOSURE

The Company applies the intrinsic value method set forth in APB No. 25 in accounting for its stock-based compensation plans. Net income (loss) and EPS as reported and as calculated pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation," to reflect the fair value method of accounting for stock-based compensation plans are as follows (in thousands, except per share amounts):

                                                      Year Ended
                                      ------------------------------------------
                                      December 29,   December 31,   December 25,
                                          2000           1999           1998
                                      ------------------------------------------
Net income (loss):
  As reported                           $ (1,782)      $(74,550)      $198,248
  Proforma                               (15,306)       (95,649)       186,957
Basic EPS:
  As reported                           $  (0.02)      $  (0.75)      $   1.91
  Proforma                                 (0.15)         (0.96)          1.80
Diluted EPS:
  As reported                           $  (0.02)      $  (0.75)      $   1.86
  Proforma                                 (0.15)         (0.96)          1.78

Compensation expense for the options and restricted stock granted is computed based on the actual option forfeitures during the year.

The following table summarizes the weighted average fair value of options and restricted stock granted using the Black-Scholes option pricing model:

                                                      Year Ended
                                      ------------------------------------------
                                      December 29,   December 31,   December 25,
                                          2000           1999           1998
                                      ------------------------------------------
Weighted average fair value of
  options granted                        $ 7.54         $10.68         $12.61
Fair value assumptions:
  Dividend yield                              0%             0%             0%
  Volatility                              72.42%         51.44%         44.41%
  Risk-free interest rate                  5.94%          5.83%          5.12%
  Expected life (in years)                  4.4            4.2            4.0

EMPLOYEE PROFIT SHARING AND THRIFT PLAN

StorageTek has a Profit Sharing and Thrift Plan whereby employee participants may contribute a portion of their compensation, subject to limits under the Internal Revenue Code. The plan provides for a matching contribution by the Company equal to 100% of the first 3% of salary contributed by each participant and a 50% match of the next 4% of salary contributed by each participant, up to a maximum match of 5% of the participant's salary each pay period.

Contributions made by the Company to the Profit Sharing and Thrift Plan were $14,878,000, $9,374,000 and $8,987,000 during 2000, 1999 and 1998, respectively.

NOTE 12 -- STOCKHOLDER RIGHTS PLAN

In 1990, the Board of Directors adopted a Stockholder Rights Plan (Rights Plan). The Rights Plan was designed to deter coercive or unfair takeover tactics and to prevent an acquiring entity from gaining control of the Company without offering a fair price to all of the Company's stockholders. The Rights Plan expired on August 31, 2000.

NOTE 13 -- FINANCIAL INSTRUMENTS AND OFF-BALANCE-SHEET RISKS

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, credit facilities and long-term debt. Except for the promissory notes denominated in foreign currencies, the carrying amounts of these financial instruments approximate fair value due to their short maturities and variable rates of interest. The carrying amounts of long-term debt approximate their fair values based upon current rates available for similar types of instruments. The carrying/commitment value and fair value of promissory notes denominated in foreign currencies held by the Company as of December 29, 2000, were as follows (in thousands of dollars):

                                         Carrying/
                                         Commitment        Fair        Unrealized
                                           Value          Value           Loss
                                         ----------------------------------------
Outstanding commitments associated with
  promissory notes denominated in
  foreign currencies                      $396,502       $400,876       $(4,374)

See below for further discussion of foreign currency options and forward contracts. See Note 5 for further discussion of promissory notes denominated in foreign currencies.

FOREIGN CURRENCY OPTIONS AND FORWARD CONTRACTS

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

The Company periodically utilizes foreign currency options, generally with maturities of less than one year, to hedge a portion of its exposure to exchange-rate fluctuations in connection with anticipated revenue from its international operations. The Company utilizes hedge accounting for its foreign currency options with gains and losses associated with the options deferred and recognized as an adjustment to the underlying revenue transactions. The Company held no foreign currency options as of December 29, 2000, or December 31, 1999. To the extent an option is terminated or ceases to be effective as a hedge, any gains or losses as of that date are deferred and recognized as an adjustment to the underlying revenue transaction. Deferred realized and unrealized gains and losses associated with any options held are subsequently recognized as an adjustment to the associated revenue in the Consolidated Statement of Operations.

The Company also utilizes foreign currency forward exchange contracts, generally with maturities of less than two months, to hedge its exposure to exchange rate fluctuations in connection with anticipated monetary assets and liabilities held in foreign currencies and anticipated revenue from its international operations. The Company held forward contracts with a face value of approximately $230,515,000 as of December 29, 2000, and $188,501,000 as of December 31, 1999.
The carrying amounts of these forward contracts equal their fair value as the contracts are adjusted at each balance sheet date for changes in exchange rates. Gains and losses on the forward exchange contracts used to hedge monetary assets and liabilities are recognized as incurred within selling, general, administrative and other income and expense on the Consolidated Statement of Operations as adjustments to the foreign exchange gains and losses on the translation of net monetary assets. Gains and losses on the forward contracts used to hedge anticipated revenue are recognized as incurred as adjustments to revenue.

The foreign currency options and forward contracts do not subject the Company to risk due to exchange rate movements, as gains and losses on the contracts offset gains and losses on the transactions being hedged. The foreign currency hedging instruments utilized by StorageTek are generally traded over the counter. The Company does not believe there is significant credit risk associated with these contracts, as the counterparties consist of major international financial institutions, and the Company monitors the amount of the contracts it enters into with any one party.

CONCENTRATIONS OF CREDIT RISK

Other financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash investments, trade receivables and outstanding letters of credit under the Company's credit facilities. The Company has a cash investment policy, which restricts investments to ensure preservation of principal and maintenance of liquidity. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited due to the large number of customers comprising the Company's customer base and their dispersion across different industries and geographic areas.

NOTE 14 -- OPERATIONS OF BUSINESS SEGMENTS AND IN GEOGRAPHIC AREAS

SIGNIFICANT CUSTOMERS

No single customer accounted for more than 10% of total revenue in 2000 and 1999. Revenue from sales of storage products to IBM accounted for 20% of total revenue in 1998.

BUSINESS SEGMENTS

In the first quarter of 2000, the Company changed its reportable segments to reflect changes in its business operations resulting from its restructuring activities. The Company is currently organized into two reportable segments based on the definitions of segments provided under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": storage products and storage services. The storage products segment includes sales of tape, disk, network and other products. The storage services segment includes maintenance and consulting services. The principal effect of this change was the reclassification of storage management software from a separate reportable segment to its inclusion within the storage products segment, and the reclassification of storage integration products from the storage services segment to the storage products segment. The 1999 quarterly segment data has been restated to conform to the current year presentation.

The Company does not have any intersegment revenue, and segment operating performance is evaluated based on gross profit. The aggregate gross profit by segment equals the consolidated gross profit and the Company does not allocate research and product development costs; selling, general, administrative and other income and expense; interest income; interest expense; or benefit (provision) for income taxes to the segments. The revenue and gross profit by segment is as follows (in thousands of dollars):

                                                       Year Ended
                                       ------------------------------------------
                                       December 29,   December 31,   December 25,
                                           2000           1999           1998
                                       ------------------------------------------
Revenue:
  Storage products                      $1,411,932     $1,704,314     $1,634,328
  Storage services                         648,272        663,917        623,894
                                         ---------      ---------      ---------
     Total revenue                      $2,060,204     $2,368,231     $2,258,222
                                         ---------      ---------      ---------
                                         ---------      ---------      ---------
Gross profit:
  Storage products                      $  595,083     $  729,535     $  767,331
  Storage services                         236,435        213,449        273,079
                                         ---------      ---------      ---------
     Total gross profit                 $  831,518     $  942,984     $1,040,410
                                         ---------      ---------      ---------
                                         ---------      ---------      ---------

The following table provides supplemental financial data regarding revenue from the Company's storage products segment (in thousands of dollars):

                                                      Year Ended
                                      ------------------------------------------
                                      December 29,   December 31,   December 25,
                                          2000           1999           1998
                                      ------------------------------------------
Tape products                          $1,109,303     $1,171,281     $1,007,220
Disk products                             145,215        370,529        526,598
Network and other products                157,414        162,504        100,510
                                        ---------      ---------      ---------
     Total storage product revenue     $1,411,932     $1,704,314     $1,634,328
                                        ---------      ---------      ---------
                                        ---------      ---------      ---------

All of the Company's assets are retained and analyzed at the corporate level and are not allocated to the individual segments. Amortization of spare parts associated with the storage services segment was $27,795,000, $25,013,000, and $19,407,000, for 2000, 1999, and 1998, respectively. Depreciation on fixed assets, and amortization of goodwill and other amortization, which aggregated $103,001,000, $111,507,000, and $91,284,000 in 2000, 1999, and 1998,
respectively, is associated with corporate assets and is not separately identifiable within the reportable segments.

GEOGRAPHIC AREAS

Revenue and long-lived assets by geographic area are based on the country in which the Company is legally transacting business. Revenue and long-lived assets for Europe are reported in aggregate, as there are no individual countries with revenue or long-lived assets that exceed 10% of the consolidated amounts. Geographic areas other than the United States and Europe account for less than 10% of the consolidated revenue and long-lived assets, and are combined and shown in the table below as "Other." Revenue and long-lived assets for each geographic area are shown below (in thousands of dollars):

                                                              Year Ended
                                              ------------------------------------------
                                              December 29,   December 31,   December 25,
                                                  2000           1999           1998
                                              ------------------------------------------
Revenue:
  United States(1)                             $1,133,945     $1,493,870     $1,502,992
  Europe                                          632,660        644,641        577,635
  Other                                           293,599        229,720        177,595
                                                ---------      ---------      ---------
     Total revenue                             $2,060,204     $2,368,231     $2,258,222
                                                ---------      ---------      ---------
                                                ---------      ---------      ---------
Long-lived assets:
  United States                                $  238,881     $  301,474     $  302,692
  Europe                                           32,328         38,843         45,438
  Other                                            14,410         18,569          4,844
                                                ---------      ---------      ---------
     Total long-lived assets                   $  285,619     $  358,886     $  352,974
                                                ---------      ---------      ---------
                                                ---------      ---------      ---------

---------------

(1) U.S. revenue from unaffiliated customers includes international export sales to customers of $116,549,000 in 2000, $99,533,000 in 1999, and $88,654,000
    in 1998.

NOTE 15 -- QUARTERLY INFORMATION (UNAUDITED)

The consolidated results of operations on a quarterly basis were as follows (in thousands of dollars, except per share amounts):

                                             Quarter Ended 2000
                             ---------------------------------------------------
                             March 31    June 30     September 29    December 29
                             ---------------------------------------------------
Revenue                     $459,669     $512,477      $486,617       $601,441
Cost of revenue              305,116      302,745       279,195        341,630
                             -------      -------       -------        -------
  Gross profit               154,553      209,732       207,422        259,811
Operating expenses           199,300      197,159       192,515        211,351
Restructuring expense         11,442       12,358         3,376
                             -------      -------       -------        -------
  Operating profit (loss)    (56,189)         215        11,531         48,460
Interest expense, net         (4,649)         786        (1,911)          (984)
                             -------      -------       -------        -------
  Income (loss) before
     income taxes            (60,838)       1,001         9,620         47,476
Benefit (provision) for
  income taxes                21,300         (350)       (3,350)       (16,641)
                             -------      -------       -------        -------
  Net income (loss)         $(39,538)    $    651      $  6,270       $ 30,835
                             -------      -------       -------        -------
                             -------      -------       -------        -------
Earnings (loss) per common
  share:
  Basic                     $  (0.39)    $   0.01      $   0.06       $   0.30
                             -------      -------       -------        -------
                             -------      -------       -------        -------
  Diluted                   $  (0.39)    $   0.01      $   0.06       $   0.30
                             -------      -------       -------        -------
                             -------      -------       -------        -------

                                             Quarter Ended 1999
                             ---------------------------------------------------
                             March 26    June 25     September 24    December 31
                             ---------------------------------------------------
Revenue                     $517,503     $654,402      $573,730       $622,596
Cost of revenue              294,086      383,960       343,409        403,792
                             -------      -------       -------        -------
  Gross profit               223,417      270,442       230,321        218,804
Operating expenses           211,335      224,326       216,957        240,768
Litigation expense                         82,308        16,274          5,000
Restructuring expense                      20,246        16,082          6,924
                             -------      -------       -------        -------
  Operating profit (loss)     12,082      (56,438)      (18,992)       (33,888)
Interest expense, net         (2,969)      (3,642)       (6,053)        (6,550)
                             -------      -------       -------        -------
  Income (loss) before
     income taxes              9,113      (60,080)      (25,045)       (40,438)
Benefit (provision) for
  income taxes                (3,300)      21,600         9,000         14,600
                             -------      -------       -------        -------
  Net income (loss)         $  5,813     $(38,480)     $(16,045)      $(25,838)
                             -------      -------       -------        -------
                             -------      -------       -------        -------
Earnings (loss) per common
  share:
  Basic                     $   0.06     $  (0.38)     $  (0.16)      $  (0.26)
                             -------      -------       -------        -------
                             -------      -------       -------        -------
  Diluted                   $   0.06     $  (0.38)     $  (0.16)      $  (0.26)
                             -------      -------       -------        -------
                             -------      -------       -------        -------

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of
Storage Technology Corporation:

In our opinion, the accompanying consolidated financial statements listed in the accompanying index appearing under Item 14(a) 1. on page 33 present fairly, in all material respects, the financial position of Storage Technology Corporation and its subsidiaries at December 29, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
January 25, 2001

                                 EXHIBIT INDEX

The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated by reference into this Annual Report on Form 10-K:

   EXHIBIT
   NUMBER                                           DESCRIPTION
   -------                                          -----------
   3.1(2)                   Restated Certificate of Incorporation of Storage Technology
                            Corporation dated July 28, 1987
   3.2(2)                   Certificate of Amendment dated May 22, 1989, to the Restated
                            Certificate of Incorporation dated July 28, 1987
   3.3(2)                   Certificate of Second Amendment dated May 28, 1992, to the
                            Restated Certificate of Incorporation dated July 28, 1987
   3.4                      Certificate of Third Amendment dated May 21, 1999, to the
                            Restated Certificate of Incorporation dated July 28, 1987
                            (filed as Exhibit 3.1 to the Company's Quarterly Report on
                            Form 10-Q for the quarter ended June 25, 1999, and
                            incorporated herein by reference)
   3.5                      Restated Bylaws of Storage Technology Corporation, as
                            amended through November 11, 1998 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 19,
                            1998, and incorporated herein by reference)
   4.1                      Specimen Certificate of Common Stock, $0.10 par value of
                            Registrant (filed as Exhibit (c)(2) as to the Company's
                            Current Report on Form 8-K dated June 2, 1989, and
                            incorporated herein by reference)
   4.2                      Rights Agreement dated as of August 20, 1990, between
                            Storage Technology Corporation and First Fidelity Bank,
                            N.A., New Jersey, Rights Agent (filed as Exhibit 4.1 to the
                            Company's Current Report on Form 8-K dated August 20, 1990, and incorporated herein by reference)
   4.3                      Certificate of Designations of Series B Junior Participating
                            Preferred Stock (filed as Exhibit A to Exhibit 4.1 to the
                            Company's Current Report on Form 8-K dated August 8, 1990, and incorporated herein by reference)
   10.1(1)                  Storage Technology Corporation 1987 Employee Stock Purchase
                            Plan, as amended (previously filed as Exhibit 10.3 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 2000 filed on August 11, 2000, and
                            incorporated herein by reference)
   10.2(1)                  Storage Technology Corporation Amended and Restated 1995
                            Equity Participation Plan (filed as Exhibit 10.6 to the
                            Company's Annual Report on Form 10-K for the fiscal year
                            ended December 31, 1999, filed on March 10, 2000, and
                            incorporated herein by reference)
   10.3(1)                  Storage Technology Corporation MBO Plan (filed as Exhibit
                            10.1 to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended July 1, 1994, filed on August 12, 1994, and
                            incorporated herein by reference)
   10.4(1)                  Storage Technology Corporation Amended and Restated Stock
                            Option Plan for Non-Employee Directors (filed as Exhibit
                            10.2 to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)

------------------------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2   Indicates exhibits filed with this Annual Report on Form 10-K.

   EXHIBIT
   NUMBER                                           DESCRIPTION
   -------                                          -----------
   10.5(1)                  Employment Agreement between the Company and David E. Weiss
                            (filed as Exhibit 10.2 to the Company's Quarterly Report on
                            Form 10-Q for the quarter ending June 25, 1999, filed on
                            August 9, 1999 and incorporate herein by reference)
   10.6(1/2)                Separation Agreement between the Company and Susan Bailey, dated December 11, 2000
   10.7(1)                  Agreement between the Company and Gary Francis, dated August
                            19, 1997 (filed as Exhibit 10.25 to the Company's Annual
                            Report on Form 10-K for the year ended December 26, 1997,
                            filed on March 6, 1998 and incorporated herein by reference)
   10.8(1)                  Form of Executive Officer Employment Agreement between the
                            Company and Each Executive Officer Named in Exhibit 10.9
                            hereto, dated October 1999 (previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year
                            ended December 31, 1999, filed on March 10, 2000 and
                            incorporated herein by reference)
   10.9(1/2)                Schedule of Differences in Terms and Conditions of Executive
                            Officer Employment Agreement
   10.10(1)                 CEO Employment Agreement, dated July 11, 2000, between the
                            Company and Patrick J. Martin (previously filed as Exhibit
                            10.1 to the Company's Quarterly Report on Form 10-Q for the
                            quarter ended June 30, 2000, filed on August 11, 2000, and incorporated herein by reference)
   10.11(1)                 Release dated as of July 10, 2000, between the Company and
                            David E. Weiss (previously filed as Exhibit 10.2 to the
                            Company's Quarterly Report on Form 10-Q for the quarter
                            ended June 30, 2000 filed on August 11, 2000, and
                            incorporated herein by reference)
   10.12(1)                 Extension of Retention Agreement, dated July 31, 2000,
                            between the Company and Robert S. Kocol (previously filed as
                            Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q
                            for the quarter ended June 30, 2000 filed on August 11,
                            2000, and incorporated herein by reference)
   10.13                    Amended and Restated Credit Agreement, dated as of January
                            13, 2000, among the Company, Bank of America, N.A., as
                            Administrative Agent, Swingline Bank and Letter of Credit
                            Issuing Bank and the other financial institutions party
                            thereto (previously filed as Exhibit 10.14 to the Company's
                            Annual Report on Form 10-K for the year ended December 31,
                            1999, filed on March 10, 2000, and incorporated herein by
                            reference)
   10.14                    Credit Agreement, dated as of January 13, 2000, among the
                            Company, Bank of America, N.A. and the other financial
                            institutions party thereto (previously filed as Exhibit
                            10.15 to the Company's Annual Report on Form 10-K for the
                            year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)
   10.15                    Security Agreement, dated as of January 13, 2000, by and
                            among the Company, Bank of America, N.A., as Collateral
                            Agent for itself and other Secured Parties referred to
                            therein (previously filed as Exhibit 10.16 to the Company's
                            Annual Report on Form 10-K for the year ended December 31,
                            1999, filed on March 10, 2000, and incorporated herein by
                            reference)

------------------------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2   Indicates exhibits filed with this Annual Report on Form 10-K.

   EXHIBIT
   NUMBER                                           DESCRIPTION
   -------                                          -----------
   10.16                    Contingent Multicurrency Note Purchase Commitment Agreement
                            dated as of December 12, 1996, between the Company and Bank of America National Trust and Savings Association (filed as
                            Exhibit 10.29 to the Company's Annual Report on Form 10-K
                            for the year ended December 27, 1996, and incorporated
                            herein by reference)
   10.17                    Second Amendment to Second Amended and Restated Contingent
                            Multicurrency Note Purchase Commitment Agreement dated
                            November 20, 1998, between Bank of America National Trust
                            and Savings Association and the Company (filed as Exhibit
                            10.19 to the Company's Annual Report on Form 10-K for the
                            year ended December 25,1998 and incorporated herein by
                            reference)
   10.18                    Third Amendment to Second Amended and Restated Contingent
                            Multicurrency Note Purchase Commitment Agreement dated
                            August 13, 1999, between Bank of America National Trust and
                            Savings Association and the Company (previously filed as
                            Exhibit 10.19 to the Company's Annual Report on Form 10-K
                            for the year ended December 31, 1999, filed on March 10,
                            2000, and incorporated herein by reference)
   10.19                    Fourth Amendment to Second Amended and Restated Contingent
                            Multicurrency Note Purchase Commitment Agreement dated
                            January 5, 2000, between the Company and Bank of America,
                            N.A. (previously filed as Exhibit 10.20 to the Company's
                            Annual Report on Form 10-K for the year ended December 31,
                            1999, filed on March 10, 2000, and incorporated herein by
                            reference)
   10.20(2)                 Fifth Amendment to Second Amended and Restated Contingent
                            Multicurrency Note Purchase Commitment Agreement dated
                            August 15, 2000, between the Company and Bank of America,
                            N.A.
   10.21(1/2)               Separation Agreement and Release, dated February 7, 2001,
                            between the Company and Karen Niparko
   21.1(2)                  Subsidiaries of Registrant
   23.1(2)                  Consent of PricewaterhouseCoopers LLP

------------------------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2   Indicates exhibits filed with this Annual Report on Form 10-K.