Form 10-Q
period 2001-03-30
STORAGE TECHNOLOGY CORP
filed 2001-05-14
CIK 94673

Form 10-Q
================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 30, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________


                           --------------------------

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

Common stock ($.10 Par Value) - 103,984,628 shares outstanding as of May 4,
2001.

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                 March 30, 2001

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements

                  Consolidated Balance Sheet                                   3

                  Consolidated Statement of Operations                         4

                  Consolidated Statement of Cash Flows                         5

                  Consolidated Statement of Changes in Stockholders' Equity    6

                  Notes to Consolidated Financial Statements                   7

       Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                    12

       Item 3 - Quantitative and Qualitative Disclosures about Market Risk    24



PART II - OTHER INFORMATION

       Item 1 - Legal Proceedings                                             25

       Item 6 - Exhibits and Reports on Form 8-K                              26

       Exhibit Index                                                          30

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)


                                                       03/30/01       12/29/00
                                                      ------------------------
                                                     (Unaudited)
ASSETS
 Current assets:
    Cash and cash equivalents                       $   292,119    $   279,731
    Accounts receivable                                 437,653        553,790
    Inventories (Note 2)                                248,416        218,218
    Deferred income tax assets                          121,197        121,703
    Other current assets (Note 4)                        21,034             --
                                                    -----------    -----------
      Total current assets                            1,120,419      1,173,442

 Property, plant, and equipment, net                    259,462        267,082
 Spare parts for maintenance, net                        39,029         41,614
 Deferred income tax assets                              74,282         73,997
 Other assets                                            97,838         97,423
                                                    -----------    -----------
      Total assets                                  $ 1,591,030    $ 1,653,558
                                                    ===========    ===========




 LIABILITIES
 Current liabilities:
    Credit facilities                               $    60,281    $    78,381
    Current portion of long-term debt                        38          6,110
    Accounts payable                                     87,045         99,675
    Accrued liabilities                                 332,044        363,048
    Income taxes payable                                155,962        155,626
                                                    -----------    -----------
      Total current liabilities                         635,370        702,840
 Long-term debt                                          10,872         12,083
                                                    -----------    -----------
      Total liabilities                                 646,242        714,923
                                                    -----------    -----------

 Commitments and contingencies (Note 5)

 STOCKHOLDERS' EQUITY
 Common stock, $.10 par value, 300,000,000 shares
    authorized; 103,166,285 shares issued at
    March 30, 2001, and 103,172,244 shares issued
    at December 29, 2000                                 10,317         10,320
 Capital in excess of par value                         854,674        854,744
 Retained earnings                                       79,918         82,922
 Accumulated other comprehensive income (Note 4)          8,695             --
 Treasury stock of 160,230 shares at
    March 30, 2001, and 113,774 shares at
    December 29, 2000                                    (2,938)        (2,334)
 Unearned compensation                                   (5,878)        (7,017)
                                                    -----------    -----------
      Total stockholders' equity                        944,788        938,635
                                                    -----------    -----------
      Total liabilities and stockholders' equity    $ 1,591,030    $ 1,653,558
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

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)



                                              Quarter Ended
                                          ---------------------
                                          03/30/01     03/31/00
                                          ---------------------
Revenue
   Storage products                      $ 305,360    $ 301,112
   Storage services                        163,459      158,557
                                         ---------    ---------
      Total revenue                        468,819      459,669
                                         ---------    ---------

Cost of revenue
   Storage products                        173,615      196,754
   Storage services                         97,934      108,362
                                         ---------    ---------
      Total cost of revenue                271,549      305,116
                                         ---------    ---------


   Gross profit                            197,270      154,553


Research and product development costs      64,194       65,180
Selling, general, administrative, and
 other income and expense, net             138,243      134,120
Restructuring expense (Note 6)                  --       11,442
                                         ---------    ---------

   Operating loss                           (5,167)     (56,189)


Interest expense                            (1,635)      (6,325)
Interest income                              2,248        1,676
                                         ---------    ---------

   Loss before income taxes                 (4,554)     (60,838)


Benefit for income taxes                     1,550       21,300
                                         ---------    ---------

   Net loss                              $  (3,004)   $ (39,538)
                                         =========    =========


LOSS PER COMMON SHARE (Note 8)

Basic loss per share                     $   (0.03)   $   (0.39)
                                         =========    =========

Weighted-average shares                    102,274      100,387
                                         =========    =========


Diluted loss per share                  $    (0.03)   $   (0.39)
                                         =========    =========

Weighted-average and dilutive
 potential shares                          102,274      100,387
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

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (In Thousands of Dollars)

                                                             Quarter Ended
                                                          ---------------------
                                                          03/30/01     03/31/00
                                                          ---------------------
OPERATING ACTIVITIES
Cash received from customers                             $ 572,250    $ 615,104
Cash paid to suppliers and employees                      (512,380)    (465,310)
Cash paid for restructuring activities                          --      (10,142)
Interest paid                                               (1,451)      (5,927)
Interest received                                            2,248        1,676
Income tax refunded (paid)                                  (1,985)       2,547
                                                         ---------    ---------
   Net cash provided by operating activities                58,682      137,948
                                                         ---------    ---------

INVESTING ACTIVITIES
Purchases of property, plant, and equipment                (16,818)     (22,086)
Proceeds from sale of property, plant, and equipment            76        1,131
Other assets                                                (3,078)      (7,588)
                                                         ---------    ---------
   Net cash used in investing activities                   (19,820)     (28,543)
                                                         ---------    ---------

FINANCING ACTIVITIES
Repayments of credit facilities, net                       (16,421)     (89,326)
Proceeds from other debt                                       588        2,095
Repayments of other debt                                    (7,249)      (6,187)
Proceeds from employee stock plans                              --          183
                                                         ---------    ---------
   Net cash used in financing activities                   (23,082)     (93,235)
                                                         ---------    ---------

   Effect of exchange rate changes on cash                  (3,392)      (3,124)
                                                         ---------    ---------

Increase in cash and cash equivalents                       12,388       13,046
   Cash and cash equivalents - beginning of the period     279,731      215,421
                                                         ---------    ---------
Cash and cash equivalents - end of the period            $ 292,119    $ 228,467
                                                         =========    =========


RECONCILIATION OF NET LOSS TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES
Net loss                                                 $  (3,004)   $ (39,538)
Depreciation and amortization expense                       30,502       38,521
Inventory write downs                                        5,881       33,831
Non-cash restructuring expense                                  --        1,300
Translation (gain) loss                                       (662)       7,902
Other non-cash adjustments to income                           117       10,558
Decrease in accounts receivable                            104,532      157,914
Increase in other current assets                            (7,860)          --
Increase in inventories, net                               (34,993)      (3,543)
(Increase) decrease in spare parts                           4,130      (11,511)
(Increase) decrease in deferred income tax assets, net        (407)       2,334
Decrease in accounts payable and accrued liabilities       (36,426)     (38,221)
Decrease in income taxes payable                            (3,128)     (21,599)
                                                         ---------    ---------
   Net cash provided by operating activities             $  58,682    $ 137,948
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

                                           STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                      (In Thousands of Dollars)

                                                                              Accumulated
                                                     Capital in                 Other
                                           Common    Excess of    Retained   Comprehensive Treasury     Unearned
                                            Stock    Par Value    Earnings      Income       Stock    Compensation     Total
                                        ----------   ---------    ---------    ---------   ---------   ----------    ---------
Balances, December 29, 2000             $  10,320    $ 854,744    $  82,922    $      --   $  (2,334)   $  (7,017)   $ 938,635
                                        ---------    ---------    ---------    ---------   ---------    ---------    ---------

Components of comprehensive income:
    Net loss                                   --           --       (3,004)          --          --           --       (3,004)
    Cumulative effect of change in
     accounting principle, net of
     tax (Note 4)                              --           --           --       (7,535)         --           --       (7,535)
    Net gains on foreign currency
     cash flow hedges, net of
     tax (Note 4)                              --           --           --       18,194          --           --       18,194
    Reclassification adjustment for
     net gains included in net loss,
     net of tax (Note 4)                       --           --           --       (1,964)         --           --       (1,964)
                                        ---------    ---------    ---------    ---------   ---------    ---------    ---------
           Total comprehensive income          --           --       (3,004)       8,695          --           --        5,691
                                        ---------    ---------    ---------    ---------   ---------    ---------    ---------

  Other                                        (3)         (70)          --           --        (604)       1,139         462

                                        ---------    ---------    ---------    ---------   ---------    ---------    ---------
Balances, March 30, 2001                $  10,317    $ 854,674    $  79,918    $   8,695   $  (2,938)   $  (5,878)   $ 944,788
                                        ---------    ---------    ---------    ---------   ---------    ---------    ---------

                                         The accompanying notes are an integral part of the
                                                 consolidated financial statements.

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PREPARATION

The accompanying consolidated financial statements of Storage Technology Corporation and its wholly owned subsidiaries (StorageTek or the Company) have been prepared in accordance with the Securities and Exchange Commission requirements for Form 10-Q. In the opinion of management, these statements reflect all adjustments necessary for the fair presentation of results for the periods presented, and such adjustments are of a normal, recurring nature. Certain prior quarter information has been reclassified to conform to the current quarter presentation. For further information, refer to the consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 29, 2000.

The consolidated results for interim periods are not necessarily indicative of expected results for the full year.

NOTE 2 - INVENTORIES

Inventories, net of associated reserves, consist of the following (in thousands of dollars):

                                       03/30/01   12/29/00
                                       -------------------

                     Raw materials     $ 41,823   $ 54,773
                     Work-in-process     65,653     43,175
                     Finished goods     140,940    120,270
                                       --------   --------
                                       $248,416   $218,218
                                       ========   ========

NOTE 3 - DEBT AND FINANCING ARRANGEMENTS

The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $120,000,000 at any one time. The agreement, which expires in January 2002, provides for commitments by the bank to purchase the Company's promissory notes denominated in a number of foreign currencies. As of March 30, 2001, the Company had promissory notes of $60,281,000 outstanding under this financing agreement and had committed to borrowings between April 2001 and January 2002 in the cumulative principal amount of approximately $323,417,000. The notes must be repaid only to the extent of future revenue. Obligations under the agreement are not cancelable by the Company or the bank. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance. The weighted average interest rate associated with the promissory notes outstanding as of March 30, 2001, was 7.23%. Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount up to the outstanding balance of the promissory notes. See Note 4 for a discussion of the accounting treatment for gains and losses under this arrangement.

See the Company's Annual Report on Form 10-K for the year ended December 29, 2000, for additional information regarding the Company's debt and financing arrangements.

NOTE 4 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS

On December 30, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." These accounting standards require that all derivatives be recorded on the balance sheet at their estimated fair value. Changes in fair value are recorded each period either in the Consolidated Statement of Operations or, in the case of certain hedges, as a component of Other Comprehensive Income (OCI). In accordance with the transition provisions of SFAS No. 133, the Company recorded a loss of approximately $7,535,000, net of tax, in OCI to recognize the fair value of all derivatives that were designated as cash flow hedges as of December 30, 2000. The adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the Consolidated Statement of Operations.

The functional currency for the Company's foreign subsidiaries is the U.S. dollar. A significant portion of the Company's revenue is generated by its international operations. As a result, the Company's financial position, earnings, and cash flows can be materially affected by changes in foreign currency exchange rates. The Company monitors and manages this exposure as part of its risk management program. The primary goal of the Company's foreign currency risk management strategy is to reduce the risk of adverse foreign currency movements on the reported financial results of its non-U.S. dollar transactions. To implement this strategy, the Company uses a combination of foreign currency forwards embedded in a financing agreement, as well as standalone foreign currency options and forwards. The Company does not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions and the Company manages the notional value of contracts entered into with any one counterparty.

The Company does not hold or issue derivatives or any other financial instruments for trading purposes.

Cash Flow Hedges

     The Company hedges the risk that forecasted cash flows associated with revenue denominated in foreign currencies may be adversely affected by changes in foreign currency exchange rates through a combination of embedded foreign currency forwards in the Company's borrowing commitments under a financing agreement, standalone foreign currency options, and standalone foreign currency forwards. See Note 3 for further discussion of the financing agreement. Typically, the maximum length of time over which the Company hedges its exposure to the variability of forecasted cash flows with these derivatives is 16 months. The Company's derivatives used for hedging forecasted cash flows had a notional value of $323,417,000 as of March 30, 2001, and $396,502,000 as of December 29,
2000.

The Company records these derivatives designated as cash flow hedges at their estimated fair value within other current assets or liabilities in the Consolidated Balance Sheet. The gains and losses associated with changes in the fair value of the derivatives are deferred in OCI to the extent that the derivatives are effective in offsetting the changes in value of the forecasted cash flows being hedged. The gains and losses are then reclassified as an adjustment to revenue in the same period that the related forecasted revenue is recognized in the Consolidated Statement of Operations. If a derivative is terminated or de-designated as a hedge, the effective portion of gains and losses to that date are deferred in OCI and subsequently recognized in the Consolidated Statement of Operations in the same period that the related forecasted revenue is recognized. The ineffective portion of the derivatives is immediately recognized as a component of selling, general, administrative, and other income and expense (SG&A) on the Consolidated Statement of Operations.

In evaluating hedge effectiveness for foreign currency forwards, the Company assesses changes in the forward rates. The forward rates are defined as the sum of the forward points as quoted by independent quote services and the spot rates as of the end of the fiscal period. In evaluating hedge effectiveness for foreign currency options, the Company compares the fair value of the options to their intrinsic value. The fair value is based on a Black-Scholes option pricing model, and the intrinsic value is based on the difference between the forward rates and the strike price of the options.

During the quarter ended March 30, 2001, the Company recognized approximately $500,000 of SG&A expense for ineffectiveness associated with foreign currency options. This amount represents the change in time value of foreign currency options, which is characterized as ineffective pursuant to SFAS No. 133 and SFAS No. 138. The net estimated gain of $8,695,000 recorded in Accumulated OCI as of March 30, 2001, associated with cash flow hedges is expected to be reclassified into revenue during the next twelve months.

Other Derivatives

The Company also utilizes foreign currency forwards, generally with durations of less than two months, to reduce its exposure to foreign currency exchange rate fluctuations in connection with monetary assets and liabilities denominated in foreign currencies. The Company accounts for these derivatives in accordance with SFAS No. 52, "Foreign Currency Translation." The Company records these forwards at their estimated fair value within other current assets or liabilities in the Consolidated Balance Sheet. Changes in the fair value of these derivatives are immediately recognized as a component of SG&A in the Consolidated Statement of Operations. These foreign currency forwards had a notional value of $191,337,000 as of March 30, 2001, and $230,515,000 as of
December 29, 2000.


NOTE 5 - LITIGATION

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2,400,000,000. On December 28, 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the Court of Appeals). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. In July, 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. In August, 1999, Stuff filed a notice of appeal with the Appeals Court seeking to overturn the decision of the District Court. In August, 2000, the Court of Appeals remanded the case back to the District Court for a trial on the factual issues relating to the interpretation of the language embodied in the 1990 Settlement Agreement. The Company filed a Petition for Rehearing with the Court of Appeals. In October, 2000, the Court of Appeals modified its decision, but denied the Company's Petition for Rehearing. In November 2000, the Company filed a Petition for Certiorari with the Supreme Court of

Colorado (the Supreme Court). In April 2001, the Supreme Court denied the Company's petition. The case has been remanded to the District Court for trial. The date for the trial has not yet been determined. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

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

NOTE 6 - RESTRUCTURING

On October 28, 1999, the Company announced a broad restructuring program intended to return the Company to profitability. The key elements of the restructuring included a reduction in headcount, a reduction of investment in certain businesses, a recommitment to the Company's core strengths, modifications to the sales model for the United States and Canada, and other organizational and operational changes.

The Company incurred approximately $11,442,000 of restructuring expense in the first quarter of 2000. Of this amount, approximately $10,429,000 related to employee severance expense, $760,000 related to asset writedowns associated with the spin-off of the Company's managed storage services business, and $253,000 related to legal expenses associated with the spin-off of the Company's managed storage services business.

The restructuring program described above was completed in the third quarter of 2000.

NOTE 7 - OPERATIONS OF BUSINESS SEGMENTS

The Company is organized into two reportable segments based on the definitions of segments provided under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": storage products and storage services. The storage products segment includes revenue from tape, disk, and network and other products for the enterprise and open systems computing environment, including storage area networks (SANs). The products segment also includes revenue from licensed software tools and applications for improving storage product performance and simplifying information storage management. The storage services segment provides maintenance services for Company and third-party products, as well as storage consulting services associated mainly with SANs, virtual technologies, and software solutions.

The Company does not have any intersegment revenue and evaluates segment performance based on gross profit. The sum of the segment gross profits equals the consolidated gross profit. The Company does not allocate research and product development costs; selling, general, administrative, and other income and expense; interest expense; interest income; or provision for income taxes to the segments. The revenue and gross profit by segment are as follows (in thousands of dollars):

                                                  Quarter Ended
                                               -------------------
                                               03/30/01   03/31/00
                                               -------------------
              Revenue:
               Storage products                $305,360   $301,112
               Storage services                 163,459    158,557
                                               --------   --------
               Total revenue                   $468,819   $459,669
                                               ========   ========

              Gross profit:
               Storage products                $131,745   $104,358
               Storage services                  65,525     50,195
                                               --------   --------
              Total gross profit               $197,270   $154,553
                                               ========   ========

The following table provides supplemental financial data regarding revenue from the Company's storage products segment (in thousands of dollars):

                                                  Quarter Ended
                                               -------------------
                                               03/30/01   03/31/00
                                               -------------------

              Tape products                    $247,437   $233,668
              Disk products                      25,956     31,828
              Network and other                  31,967     35,616
                                               --------   --------
              Total storage products revenue   $305,360   $301,112
                                               ========   ========

NOTE 8 - LOSS PER COMMON SHARE

The following table presents the calculation of basic and diluted loss per share (in thousands, except per share amounts):

                                                  Quarter Ended
                                             ----------------------
                                              03/30/01     03/31/00
                                             ----------------------

           Net loss                          $  (3,004)   $ (39,538)
                                             =========    =========

           Denominator:
           Basic weighted-average shares       102,274      100,387
           Effect of dilutive shares                --           --
                                             ---------    ---------
           Diluted weighted-average shares     102,274      100,387
                                             =========    =========

           Basic loss per share              $   (0.03)   $   (0.39)

           Diluted loss per share            $   (0.03)   $   (0.39)

Options to purchase 10,969,742 shares of common stock as of March 30, 2001, and 12,481,628 shares of common stock as of March 31, 2000, were excluded from the respective computations of diluted loss per share because they were antidilutive.

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 30, 2001


All assumptions, anticipations, expectations, and forecasts contained in the following discussion regarding the Company's future products, business plans, financial results, performance, and events are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially because of a number of risks and uncertainties. Some of these risks are detailed below in "Factors That May Affect Future Results" and elsewhere in this Form 10-Q. The forward-looking statements contained herein represent a good-faith assessment of the Company's future performance for which management believes there is a reasonable basis. The Company disclaims any obligation to update the forward-looking statements contained herein, except as may be otherwise required by law.

GENERAL

The Company reported a net loss for the first quarter ended March 30, 2001, of $3.0 million, or $0.03 per share, on revenue of $468.8 million, compared to a net loss for the first quarter ended March 31, 2000, of $39.5 million, or $0.39 per share, on revenue of $459.7 million. The Company's reported results for the first quarter of 2000 included $26.3 million of one-time pre-tax expenses associated with restructuring and other related charges. Excluding the one-time expense, net of tax, the Company would have reported a net loss of $22.5 million, or $0.22 per share, for the quarter ended March 31, 2000.

Many of the Company's customers undertake detailed procedures relating to the evaluation, testing, implementation, and acceptance of the Company's products. This evaluation process results in a variable sales cycle and makes it difficult to predict if or when revenue will be earned. Further, gross margins may be adversely impacted in an effort to complete the sales cycle. The Company's financial results may be adversely impacted by its variable sales cycle. Future financial results are also dependent on the Company's ability to manage its costs and operating expenses in line with revenue; the timely development, manufacture, and introduction of new products and services; and the implementation of its storage area network (SAN) strategy. For a discussion of these and other risk factors, see "Factors That May Affect Future Results."

The Company's operating activities provided cash of $58.7 million during the first quarter of 2001, compared to cash of $137.9 million generated from operations during the same period in 2000. The decrease in cash generated from operations during the first quarter of 2001, compared to the same period in 2000, was primarily a result of reduced cash received from customers due to a lower level of sales revenue in the fourth quarter of 2000, as compared to the fourth quarter of 1999. In addition, inventory purchases increased in anticipation of increased sales in future periods. See "Liquidity and Capital Resources -- Working Capital" for additional discussion of working capital. Cash used in investing activities decreased from $28.5 million during the first quarter of 2000 to $19.8 million during the first quarter of 2001, primarily because of efforts to control capital spending on property, plant, and equipment. Cash used in financing activities decreased from $93.2 million during the first quarter of 2000, to $23.1 million during the first quarter of 2001. The Company has continued to reduce its outstanding debt balance, and its debt-to-capitalization ratio was 7% as of March 30, 2001.

The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information and revenue by segment.

                                                          Quarter Ended
                                                       ------------------
                                                       03/30/01  03/31/00
                                                       ------------------
        Storage products:
           Tape products                                 52.8%     50.8%
           Disk products                                  5.5       6.9
           Network and other products                     6.8       7.8
                                                        -----     -----
             Total storage products                      65.1      65.5
        Storage services                                 34.9      34.5
                                                        -----     -----
                 Total revenue                          100.0     100.0
        Cost of revenue                                  57.9      66.4
                                                        -----     -----
                 Gross profit                            42.1      33.6
        Research and product development costs           13.7      14.2
        Selling, general, administrative, and other
          income and expense, net                        29.5      29.1
        Restructuring expense                              --       2.5
                                                        -----     -----
                 Operating loss                          (1.1)    (12.2)
        Interest income (expense), net                     .1      (1.0)
                                                        -----     -----
                 Loss before income taxes                (1.0)    (13.2)
        Benefit for income taxes                           .4       4.6
                                                        -----     -----
                 Net loss                                 (.6)%    (8.6)%
                                                        =====     =====

REVENUE

STORAGE PRODUCTS

The Company's storage products revenue includes sales of tape, disk, and network products for the enterprise and open systems markets, including SANs. The open systems market consists of products designed to operate in the UNIX, NT, and other non-MVS operating environments. Revenue from storage products was largely unchanged during the first quarter of 2001, compared to the same period in 2000.

Tape Products

Tape product revenue increased 6% during the first quarter of 2001, compared to the same period in 2000, primarily because of increased sales of tape automation products and the Virtual Storage Manager(R) (VSM). Revenue from tape drives was largely unchanged. Continuing to extend the Company's reach into the growing UNIX and NT markets with tape and tape automation products will be key in growing tape product revenue. See "Factors That May Affect Future Results - Emerging Markets" for a discussion of the risks associated with future revenue growth in the open systems market.

Disk Products

Disk product revenue decreased 18% during the first quarter of 2001, compared to the same period in 2000, primarily because of a decrease in OEM sales to International Business Machines Corporation (IBM) of disk storage products and software designed for the enterprise market. The Company does not anticipate any significant sales revenue from IBM in the future. Excluding the effects of IBM revenue, disk product revenue was largely unchanged in the first quarter of 2001, compared to the first quarter of 2000.

Network and Other Products

Network and other product revenue decreased 10% during the first quarter of 2001, compared to the same period in 2000, primarily because of decreased sales of third-party network products. This decrease was partially offset by increased sales of StorageTek networking hardware and connectivity products. In October 2000, the Company introduced the StorageNet(TM) 6000 series of domain managers. No significant revenue was recognized from the StorageNet(TM) 6000 during the first quarter of 2001, as the Company's development activities for enhancing the functionality of this product continue. See "Factors That May Affect Future Results - Emerging Markets" for a discussion of the risks associated with the Company's SAN strategy.

STORAGE SERVICES

The Company's storage services revenue primarily includes revenue associated with the maintenance of the Company's and third-party storage products, as well as integration service revenue associated with storage consulting activities. Storage services revenue increased 3% during the first quarter of 2001, compared to the same period in 2000.

GROSS PROFIT

Gross profit margins increased to 42% during the first quarter of 2001, compared to 34% in the same period in 2000, as a result of improvements in profit margins for both the products and services segments. The gross profit margin for the first quarter of 2000 included certain restructuring and other related costs. Gross profit margins for the storage products segment increased to 43% in the first quarter of 2001, compared to 35% in the first quarter of 2000. This increase reflects favorable product mixes for the Company's tape drive and VSM products, along with the continued benefits obtained from operational efficiencies gained from previous restructuring activities. Gross margins from the storage services segment increased to 40% in the first quarter of 2001, compared to 32% in the first quarter of 2000. Storage service margins in the first quarter of 2001 also benefited from operational efficiencies gained from previous restructuring activities.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses were largely unchanged during the first quarter of 2001, compared to the same period in 2000. Research and product development activities continue to focus on the core businesses of tape and tape automation, virtual technologies, and SANs.

SELLING, GENERAL, ADMINISTRATIVE, AND OTHER

Selling, general, administrative, and other income and expense (SG&A) increased 3% during the first quarter of 2001, compared to the same period in 2000. The increase is primarily a result of increased spending on sales headcount, training and sales tools, and E-commerce business initiatives.

LITIGATION

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2.4 billion. On December 28, 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the Court of Appeals). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. In July, 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. In August, 1999, Stuff filed a notice of appeal with the Appeals Court seeking to overturn the decision of the District Court. In August, 2000, the Court of Appeals remanded the case back to the District Court for a trial on the factual issues relating to the interpretation of the language embodied in the 1990 Settlement Agreement. The Company filed a Petition for Rehearing with the Court of Appeals. In October, 2000, the Court of Appeals modified its decision, but denied the Company's Petition for Rehearing. In November 2000, the Company filed a Petition for Certiorari with the Supreme Court of Colorado (the Supreme Court). In April 2001, the Supreme Court denied the Company's petition. The case has been remanded to the District Court for trial. The date for the trial has not yet been determined. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

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

RESTRUCTURING

On October 28, 1999, the Company announced a broad restructuring program intended to return the Company to profitability. The key elements of the restructuring included a reduction in headcount, a reduction of investment in certain businesses, a recommitment to the Company's core strengths, modifications to the sales model for the United States and Canada, and other organizational and operational changes.

The Company incurred approximately $11.4 million of restructuring expense in the first quarter of 2000. Of this amount, approximately $10.4 million related to employee severance expense, $760,000 related to asset writedowns associated with the spin-off of the Company's managed storage services business, and $253,000 related to legal expenses associated with the spin-off of the Company's managed storage services business.

The restructuring program described above was completed in the third quarter of 2000.

INTEREST INCOME AND EXPENSE

Interest expense decreased $4.7 million during the first quarter of 2001, compared to the same period in 2000, primarily because of a decrease in outstanding debt. Interest income increased $572,000 during the first quarter of 2001, compared to the same period in 2000, primarily as a result of an increase in cash available for investment.

INCOME TAXES

The Company's effective tax rate decreased from 35% in the first quarter of 2000, to 34% for the first quarter of 2001.

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, management has determined that the Company will more likely than not realize $195.5 million of deferred income tax assets as of March 30, 2001. The Company's valuation allowance of approximately $21.4 million as of March 30, 2001, relates principally to net deductible temporary differences, tax credit carryforwards, and net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company's operating activities provided cash of $58.7 million during the first quarter of 2001, compared to cash of $137.9 million generated from operations during the same period in 2000. The decrease in cash generated from operations during the first quarter of 2001, compared to the same period in 2000, was primarily a result of reduced cash received from customers due to a lower level of sales revenue in the fourth quarter of 2000, as compared to the fourth quarter of 1999. In addition, inventory purchases increased in anticipation of increased sales in future periods. Cash used in investing activities decreased from $28.5 million during the first quarter of 2000 to $19.8 million during the first quarter of 2001, primarily because of efforts to control capital spending on property, plant, and equipment. Cash used in financing activities decreased from $93.2 million during the first quarter of 2000, to $23.1 million during the first quarter of 2001. The Company has continued to reduce its outstanding debt balance, and its debt-to-capitalization ratio was 7% as of March 30, 2001.

The average collection period for Company receivables decreased from 96 days for the first quarter of 2000, to 85 days for the first quarter of 2001, a 12% decrease. Inventory balances increased from $218.2 million as of December 29, 2000, to $248.4 million as of March 30, 2001, as the Company built additional inventory in anticipation of increased sales in future periods, introduced new tape and network products, and had lower than anticipated disk sales.

Available Financing Lines

The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $120.0 million at any one time. The agreement, which expires in January 2002, provides for commitments by the bank to purchase the Company's promissory notes denominated in a number of foreign currencies. As of March 30, 2001, the Company had promissory notes of $60.3 million outstanding under this financing agreement and had committed to borrowings between April 2001 and January 2002 in the cumulative principal amount of approximately $323.4 million. The notes must be repaid only to the extent of future revenue. Obligations under the agreement are not cancelable by the Company or the bank. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance. The weighted average interest rate associated with the promissory notes outstanding as of March 30, 2001, was 7.23%. Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount up to the outstanding balance of the promissory notes.

The Company has a revolving credit facility (the Revolver) which expires in October 2001. The credit limit available under the Revolver ($225.0 million as of March 30, 2001) is reduced by $12.5 million on the last day of each fiscal quarter. The interest rates under the Revolver depend upon the repayment period of the advance selected and the Company's Total Debt to rolling four quarter Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA) ratio. Depending on the term of the outstanding borrowing, the rate ranges from the applicable LIBOR plus 2.00% to 2.50% or the agent bank's base rate plus 0.00% to 0.50%. The Company had no outstanding borrowings as of March 30, 2001, but had outstanding letters of credit for approximately $286,000 under the Revolver. The remaining available credit under the Revolver as of March 30, 2001, was approximately $224.7 million. The Revolver is secured by the Company's U.S. accounts receivable and U.S. inventory. The Revolver contains certain financial and other covenants, including restrictions on payment of cash dividends on the Company's common stock.

The Company's $150.0 million revolving credit facility expired in January 2001 and was not renewed.

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

Total Debt-to-Total Capitalization

The Company's total debt-to-capitalization ratio decreased from 9% as of December 29, 2000, to 7% as of March 30, 2001, primarily because of a net decrease in borrowings of $18.1 million under the Company's credit facilities. See "Working Capital," above, for discussion of cash sources and uses.

INTERNATIONAL OPERATIONS

During the first quarter of both 2001 and 2000, approximately 49% of the Company's revenue was generated by its international operations. The Company also sells products through domestic indirect distribution channels that have end-user customers located outside the United States. The Company expects that it will continue to generate a significant portion of its revenue from international operations in the future. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe, principally Germany, France, and the United Kingdom; Japan; Canada; and Australia. An increase in the exchange value of the United States dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates. To mitigate the impact of foreign currency fluctuations, the Company employs a foreign currency hedging program. See "Market Risk Management," below.

The Company's international business may be affected by changes in demand resulting from global and localized economic, business, and political conditions. The Company is subject to the risks of conducting business outside the United States, including adverse political and economic conditions; impositions of, or changes in, tariffs, quotas, and legislative or regulatory requirements; difficulty in obtaining export licenses; potentially adverse taxes; the burdens of complying with a variety of foreign laws; and other factors outside the Company's control. The Company expects this risk to increase in the future as it plans to expand its operations in Eastern Europe and Asia. There can be no assurance that these factors will not have a material adverse effect on the Company's business or financial results in the future.

MARKET RISK MANAGEMENT

Foreign Currency Exchange Rate Risk

The Company's primary market risk relates to changes in foreign currency exchange rates. The functional currency for the Company's foreign subsidiaries is the U.S. dollar. A significant portion of the Company's revenue is generated by its international operations. As a result, the Company's financial position, earnings, and cash flows can be materially affected by changes in foreign currency exchange rates. The Company monitors and manages this exposure as part of its risk management program. The primary goal of the Company's foreign currency risk management strategy is to reduce the risk of adverse foreign currency movements on the reported financial results of its non-U.S. dollar transactions. Factors that could have an impact on the effectiveness of the Company's foreign currency risk management strategy include the accuracy of forecasts and the volatility of foreign currency markets. All foreign currency derivatives are authorized and executed pursuant to the Company's policies. The Company does not hold or issue derivatives or any other financial instruments for trading purposes.

To implement its foreign currency risk management strategy, the Company uses a combination of foreign currency forwards embedded in a financing agreement, as well as standalone foreign currency options and forwards. These derivatives are used to hedge the risk that forecasted revenue denominated in foreign currencies may be adversely affected by changes in foreign currency exchange rates. Foreign currency forwards are also used to reduce the Company's exposure to foreign currency exchange rate fluctuations in connection with monetary assets and liabilities denominated in foreign currencies.

A hypothetical 10% adverse movement in foreign exchange rates applied to the Company's foreign currency exchange rate sensitive instruments held as of March 30, 2001, and as of December 29, 2000, would result in a hypothetical loss of approximately $51.2 million and $69.5 million, respectively. The decrease in the hypothetical loss for the first quarter of 2001 is primarily due to a decrease in outstanding borrowing commitments under the financing agreement. These hypothetical losses do not take into consideration the Company's underlying international operations. The Company anticipates that any hypothetical loss associated with the Company's foreign currency exchange rate sensitive instruments would be offset by gains associated with its underlying international operations.

Interest Rate Risk

Changes in interest rates affect interest income earned on the Company's cash investments, as well as interest expense on short-term borrowings. A hypothetical 10% adverse movement in interest rates applied to cash investments and short-term borrowings would not have a material adverse effect on the Company's financial position, earnings, or cash flows.

Credit Risk

The Company is exposed to credit risk associated with cash investments, foreign currency derivatives, and trade receivables. The Company does not believe that its cash investments and foreign currency derivatives present significant credit risks, because the counterparties to the instruments consist of major financial institutions and the Company manages the notional value of contracts entered into with any one counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited due to the large number of customers in the Company's customer base and their dispersion across various industries and geographic areas.

FACTORS THAT MAY AFFECT FUTURE RESULTS

New Products and Services

The Company's results of operations and competitive strength depend on its ability to successfully develop, manufacture, and market innovative new products and services. Short product life cycles are inherent in the high-technology market. The Company must devote significant resources to research and product development projects and effectively manage the risks inherent in new product transitions. Developing new technology, products, and services is complex and involves various uncertainties. The Company introduced a significant number of new products in the second half of 2000, including the StorageNet(TM) 6000, the 9940 high-capacity tape drive, and Virtual Storage Manager(R) III, as well as enhancements to the 9500 Shared Virtual Array(TM). Delays in product development, manufacturing, or in customer evaluation and purchasing decisions may make product transitions difficult. The manufacture of new products involves integrating complex designs and processes, collaborating with sole source suppliers for key components, and increasing manufacturing capacities to accommodate demand. A design flaw, the failure to obtain sufficient quantities of key components, or manufacturing constraints could adversely affect the Company's operating and financial results. The Company has experienced product development and manufacturing delays in the past that adversely affected the Company's financial results and competitive position. There can be no assurance that the Company will be able to successfully manage the development and introduction of new products, services, and software in the future.

Emerging Markets

Future revenue growth is dependent on successfully developing and introducing products for the open systems market, including products designed to operate in the UNIX and NT operating environments. Competition in the open systems market is aggressive and is primarily based on performance, quality, system scalability, price, service, and name recognition. The open systems market includes a broad range of customers, including customers outside of the Company's traditional customer base. Many of the Company's potential customers in the open systems market purchase their storage requirements as part of a bundled product, which may provide a competitive advantage to the Company's rivals. The Company expects to address these competitive factors through the delivery of storage solutions that provide customers with superior functionality, performance, and quality. The Company's customer base continues to shift to the open systems market and the Company is placing increased emphasis on its indirect distribution channels. There can be no assurance that maintenance revenue will not decline in future periods as a result of the indirect channel's customers electing to purchase maintenance services from other vendors.

The storage networking market has only recently begun to develop and is characterized by rapidly changing technology and standards. Because this market is new, it is difficult to predict its potential size or future growth rate. Customers may be reluctant to adopt new data storage standards, and competing standards may emerge that will be preferred by customers.

Competition

The markets for the Company's products and services are intensely competitive and are subject to continuous, rapid technological change, frequent product performance improvements, short product life cycles, and aggressive pricing. The Company competes in a number of markets that include a broad spectrum of customers primarily on the basis of technology, product availability, performance, quality, reliability, price, distribution, and customer service. The Company believes that its ability to compete depends on a number of factors, both within and outside of its control. These factors include the price and cost of the Company's and its competitors' product offerings, the timing and success of new products and applications, new product introductions by the Company's competitors, and general economic and business conditions within and outside the United States. Strong competition has resulted in price erosion in the past and the Company expects this trend to continue. The Company anticipates that price competition for its products and services will continue to have a significant impact on the Company's gross profit margins as well. The Company's ability to sustain or improve gross margins is significantly dependent on achieving cost improvements associated with the sourcing of production materials, the design and development of competitive products, the implementation of pricing controls and asset management disciplines, and margin improvement from the Company's disk and network products. Storage product gross margins may be affected in future periods by inventory reserves and writedowns resulting from rapid technological changes or delays in gaining market acceptance for products.

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

Partners/Competitors

The markets in which the Company competes are characterized by various alliances formed to promote industry standards and deliver tested, interoperable technology. For example, Seagate Technology, Inc., IBM, and Hewlett-Packard Company have jointly developed the Linear Tape Open (LTO) drive, a high-capacity tape drive technology for the open systems market. The Company is currently developing versions of its tape libraries that will support LTO tape drives. However, the Company may be at a cost disadvantage in manufacturing tape libraries that use LTO tape drives. The Company also competes with vendors with which it has established relationships, including Legato Systems, Inc. and VERITAS Software Corporation. The Company anticipates that it will continue to establish distribution alliances with other equipment manufacturers, software vendors, and service providers to address competitive factors. There can be no assurance that the Company will be able to successfully realize the benefits from these alliances while competing against these companies at the same time.

An increasing portion of the Company's revenue comes from indirect channel customers, including original equipment manufacturers (OEMs), value-added distributors (VADs), value-added resellers (VARs), and other distributors. The Company's financial results may be negatively affected if the financial condition of one or more of these customers weakens or if the Company's relationship with indirect channel customers deteriorates. The Company's ability to forecast future demand for its products may be adversely affected by unforeseen changes in demand from its indirect channel customers. There can be no assurance that the Company will be successful in maintaining or expanding its indirect channel sales.

Significant Personnel Changes and Restructuring Activities

The Company has experienced significant changes in its executive management team. Since December 29, 2000, three executive officers have departed and three new executive officers have been appointed to positions in the Company. There can be no assurance that there will not be any future changes in the executive management team, and it may take a period of time before the new executive management team becomes fully productive.

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

The Company experienced significant changes in the remainder of its employee base during 1999 and 2000 as a result of the voluntary and involuntary severance programs implemented in connection with its restructuring activities, as well as increased levels of employee attrition. While the Company's restructuring activities have now been completed and attrition rates have declined to historical rates, the future success of the Company depends in large part on its ability to attract, retain, and motivate highly skilled employees. The Company faces significant competition for individuals who possess the skills required to deliver the products and services offered to its customers. An inability to successfully deliver products and services required by Company customers could have an adverse effect on future operating results.

There can be no assurance that the Company's past restructuring activities will be successful or sufficient in returning the Company to profitability. It is possible that additional changes in the Company's business or its industry may require additional restructuring activities in the future.

Ability to Develop and Protect Intellectual Property Rights

The Company relies heavily on its ability to develop new intellectual property rights that do not infringe on the rights of others in order to remain competitive and develop and manufacture products that are competitive in terms of technology and cost. There is no assurance that the Company will continue to be able to develop such new intellectual property.

The Company relies on a combination of United States patent, copyright, trademark, and trade secret laws to protect its intellectual property rights. With respect to certain of the Company's international operations, the Company files patent applications with foreign governments. However, many foreign countries do not have as well-developed laws as the United States in protecting intellectual property. The Company enters into confidentiality agreements relating to its intellectual property with its employees and consultants. In addition, the Company includes confidentiality provisions in license and non-exclusive sales agreements with its indirect distributors and its customers.

Despite all of the Company's efforts to protect its intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain or use the Company's intellectual property. Monitoring the unauthorized use of the Company's intellectual property rights is difficult, particularly in foreign countries. There can be no assurance that the Company will be able to protect its intellectual property rights, particularly in foreign countries.

Sole Source Suppliers

The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and components. Many non-standard parts are obtained from a single source or a limited group of suppliers. However, there are other vendors who could produce these parts in satisfactory quantities after a period of pre-qualification and product ramping. Certain key components and products are purchased from sole source suppliers that the Company believes are currently the only manufacturers of the particular components that meet the Company's qualification requirements and other specifications or for which alternative sources of supply are not readily available. Imation Corporation is a sole source supplier for the 9840 and 9940 tape cartridges and the Company is dependent on Imation to economically produce large volumes of high-quality tape cartridges at a cost acceptable to the Company and its customers. IBM is currently a sole source supplier for disk drives used in the Company's SVA and VSM products. IBM has indicated these drives will no longer be manufactured after June 2001. The Company has entered into a final purchase commitment with IBM and believes it will be able to accurately forecast the required number of drives to meet future demand until the new technology becomes available. The Company is developing an industry standard drive interface for its SVA and VSM products. This project is in the engineering and development stage. Failure to accurately forecast future demand for these products or changes in the development schedule for the drive interface could result in excess inventory and related inventory write-offs, or the inability to meet customer needs for these products.

Certain suppliers have experienced occasional technical, financial, or other problems that have delayed deliveries in the past. An unanticipated failure of any sole source supplier to meet the Company's requirements for an extended period, or the inability to secure comparable components in a timely manner, could result in a shortage of key components, longer lead times, and reduced control over production and delivery schedules. These factors could have a material adverse effect on revenue and operating results. In the event a sole source supplier was unable or unwilling to continue to supply components, the Company would need to identify and qualify other acceptable suppliers. This process could take an extended period, and no assurance can be given that any additional source would become available or would be able to satisfy production requirements on a timely basis or at a price acceptable to the Company.

The Company is dependent upon a sole subcontractor, Herald Datanetics Ltd.
(HDL), to manufacture a key component used in certain tape products. HDL is located in the People's Republic of China (PRC). To date, the Company has not experienced any material problems with HDL. The Company's dependence on HDL is subject to additional risks beyond those associated with other sole suppliers, including the lack of a well-established court system or acceptance of the rule of law in the PRC, the degree to which the PRC permits economic reform policies to continue, the political relationship between the PRC and the United States, and broader political and economic factors, such as whether the PRC is admitted to the World Trade Organization.

Manufacturing

A significant portion of the Company's products is manufactured in facilities located in Puerto Rico. The Company's ability to manufacture product may be affected by weather-related risks beyond the control of the Company. If the Puerto Rico manufacturing facility were affected by such an event, the Company may not have an alternative source to meet the demand for its products without substantial delays and disruption to its operations. The Company carries interruption insurance to mitigate some of the risk. There is no assurance that the Company could obtain sufficient alternate manufacturing sources or repair the facilities in a timely manner to satisfy the demand for its products. Failure to fulfill manufacturing demands could adversely affect the Company's operating and financial results in the future.

The Company, along with the computer industry as a whole, has experienced delivery delays, increased lead times in ordering parts and components for its products, and rapid changes in the demand by customers for certain products. These longer lead times, coupled with rapid changes in the demand for products, could result in a shortage of parts and components, reduced control over delivery schedules, and an inability to fulfill customer orders in a timely manner. The complexities of these issues increase when the Company transitions to newer technologies and products. These factors could have a material adverse effect on revenue and operating results.

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

The Company's financial and operating results may fluctuate from quarter to quarter for a number of reasons. Many of the Company's customers undertake detailed procedures relating to the evaluation, testing, implementation, and acceptance of the Company's products. This evaluation process results in a variable sales cycle and makes it difficult to predict if or when revenue will be earned. In addition, gross margins may be adversely impacted in an effort to complete the sales cycle. In the past, the Company's results have followed a seasonal pattern, which reflects the tendency of customers to make their purchase decisions at the end of a calendar year. During any fiscal quarter, a disproportionately large percentage of the total product sales is recognized in the last weeks or days of the quarter. A number of other factors may also cause revenue to fall below expectations, such as product and technology transitions announced by the Company or its competitors, delays in the availability of new products, changes in the purchasing patterns of the Company's customers and distribution partners, or adverse global economic conditions. The mix of sales among the Company's business segments and sales concentration in particular geographic regions may carry different gross profit margins and may cause the Company's operating margins to fluctuate. These factors make the forecasting of revenue inherently difficult. Because the Company plans its operating expenses on expected revenue, a shortfall in revenue may cause earnings to be below expectations in that period.

While the Company has not experienced any significant adverse effects from the recent slowdown in the U.S. economy, some customers have delayed their purchase decisions and are reevaluating their information technology spending budgets. To protect itself from an economic downturn, the Company has implemented various cost saving measures, including delayed merit increases. Although the Company has a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn would also increase the Company's exposure to credit risk on its trade receivables. There can be no assurance that the Company's revenue or operating results will not be adversely affected by macroeconomic trends.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this Item 3 is included in the section above entitled "Market Risk Management."

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2.4 billion. On December 28, 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the Court of Appeals). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. In July, 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. In August, 1999, Stuff filed a notice of appeal with the Appeals Court seeking to overturn the decision of the District Court. In August, 2000, the Court of Appeals remanded the case back to the District Court for a trial on the factual issues relating to the interpretation of the language embodied in the 1990 Settlement Agreement. The Company filed a Petition for Rehearing with the Court of Appeals. In October, 2000, the Court of Appeals modified its decision, but denied the Company's Petition for Rehearing. In November 2000, the Company filed a Petition for Certiorari with the Supreme Court of Colorado (the Supreme Court). In April 2001, the Supreme Court denied the Company's petition. The case has been remanded to the District Court for trial. The date for the trial has not yet been determined. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

In December 1999, the Company filed a patent infringement suit against Cisco Systems, Inc. (Cisco) alleging that certain products made and sold by Cisco infringe two StorageTek patents. The lawsuit is currently pending in the U.S. District Court for the Northern District of California (San Francisco). Cisco filed an answer in January 2000 denying the Company's claims, alleging that the Company's patents are invalid and asserting that a microchip used in one of the Company's network security products infringed upon one of Cisco's patents. Cisco is seeking unspecified compensatory damages that it asserts should be trebled, along with injunctive relief. The Company purchased the alleged infringing microchip from Level One, a subsidiary of Intel Corporation. Level One has been added to the lawsuit as an additional defendant to Cisco's counterclaim. A hearing date for the claim construction phase of the proceeding is set for June 29, 2001 and a trial date is set for March 4, 2002. The parties have commenced discovery, which is anticipated to continue for several months. The Company continues to believe that it has valid claims against Cisco and valid defenses against Cisco's counterclaim.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated by reference into this Quarterly Report on Form 10-Q:

3.1 Restated Certificate of Incorporation of Storage Technology Corporation dated July 28, 1987 (previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.2 Certificate of Amendment dated May 22, 1989, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as
         Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.3 Certificate of Second Amendment dated May 28, 1992, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as
         Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.4 Certificate of Third Amendment dated May 21, 1999, to the Restated Certificate of Incorporation dated July 28, 1987 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1999, filed on August 9, 1999, and incorporated herein by reference)

3.5 Restated Bylaws of Storage Technology Corporation, as amended through November 11, 1998 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 19, 1998, and incorporated herein by reference)

4.1 Specimen Certificate of Common Stock, $0.10 par value of Registrant (filed as Exhibit (c)(2) as to the Company's Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference)

10.1(1) Storage Technology Corporation 1987 Employee Stock Purchase Plan, as amended (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 11, 2000, and incorporated herein by reference)

10.2(1) Storage Technology Corporation Amended and Restated 1995 Equity Participation Plan (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.3(1,2)Storage Technology Corporation Management by Objective Bonus Plan

10.4(1) Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)

----------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2  Indicates exhibits filed with this Quarterly Report on Form 10-Q.

10.5(1) Agreement between the Company and Gary Francis, dated August 19, 1997 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 26, 1997, filed on March 6, 1998, and incorporated herein by reference)

10.6(1) Form of Executive Officer Employment Agreement between the Company and Each Executive Officer Named in Exhibit 10.7 hereto, dated October 1999 (previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.7(1) Schedule of Differences in Terms and Conditions of Executive Officer Employment Agreement (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

10.8(1) CEO Employment Agreement, dated July 11, 2000, between the Company and Patrick J. Martin (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 11, 2000, and incorporated herein by reference)

10.9(1) Extension of Retention Agreement, dated July 31, 2000, between the Company and Robert S. Kocol (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 11, 2000, and incorporated herein by reference)

10.10 Amended and Restated Credit Agreement, dated as of January 13, 2000, among the Company, Bank of America, N.A., as Administrative Agent, Swingline Bank and Letter of Credit Issuing Bank and the other financial institutions party thereto (previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.11 Credit Agreement, dated as of January 13, 2000, among the Company, Bank of America, N.A. and the other financial institutions party thereto (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.12 Security Agreement, dated as of January 13, 2000, by and among the Company, Bank of America, N.A., as Collateral Agent for itself and other Secured Parties referred to therein (previously filed as Exhibit
         10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.13 Contingent Multicurrency Note Purchase Commitment Agreement dated as of December 12, 1996, between the Company and Bank of America National Trust and Savings Association (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 27, 1996, filed on March 7, 1997, and incorporated herein by reference)

10.14 Second Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated November 20, 1998, between Bank of America National Trust and Savings Association and the Company (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 25, 1998, filed on March 5, 1999, and incorporated herein by reference)

----------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2  Indicates exhibits filed with this Quarterly Report on Form 10-Q.

10.15 Third Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated August 13, 1999, between Bank of America National Trust and Savings Association and the Company (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.16 Fourth Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated January 5, 2000, between the Company and Bank of America, N.A. (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.17 Fifth Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated August 15, 2000, between the Company and Bank of America, N.A. (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

10.18(1) Separation Agreement and Release, dated February 7, 2001, between the
         Company and Karen Niparko (previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

10.19(1,2) Offer Letter, dated February 9, 2001, from the Company to Jill F.
           Kenney

10.20(1,2) Offer Letter, dated February 9, 2001, from the Company to Roger
           Gaston

10.21(2) Waiver Agreement, dated as of April 25, 2001, among the Company, the several financial institutions from time to time party to the Credit Agreement, and Bank of America, N.A., as swingline bank, letter of credit issuing bank and sole administrative agent for the Banks

10.22(2) Waiver to Second Amended and Restated Multicurrency Note Purchase
         Commitment Agreement, dated as of April 25, 2001, by and between the Company and Bank of America, N.A.


(b)      Reports on Form 8-K.

The Registrant did not file any Current Reports on Form 8-K during the quarterly period ending March 30, 2001.

----------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2  Indicates exhibits filed with this Quarterly Report on Form 10-Q.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STORAGE TECHNOLOGY CORPORATION
                                            (Registrant)




      May 11, 2001                       /s/ ROBERT S. KOCOL
------------------------        -------------------------------------------
        (Date)                               Robert S. Kocol
                                         Corporate Vice President
                                        and Chief Financial Officer
                                       (Principal Financial Officer)






      May 11, 2001                       /s/ THOMAS G. ARNOLD
------------------------         ------------------------------------------
         (Date)                              Thomas G. Arnold
                                  Vice President and Corporate Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX
Exhibit
No.      Description
--------------------

3.1 Restated Certificate of Incorporation of Storage Technology Corporation dated July 28, 1987 (previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.2 Certificate of Amendment dated May 22, 1989, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as
         Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.3 Certificate of Second Amendment dated May 28, 1992, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as
         Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.4 Certificate of Third Amendment dated May 21, 1999, to the Restated Certificate of Incorporation dated July 28, 1987 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1999, filed on August 9, 1999, and incorporated herein by reference)

3.5 Restated Bylaws of Storage Technology Corporation, as amended through November 11, 1998 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 19, 1998, and incorporated herein by reference)

4.1 Specimen Certificate of Common Stock, $0.10 par value of Registrant (filed as Exhibit (c)(2) as to the Company's Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference)

10.1(1) Storage Technology Corporation 1987 Employee Stock Purchase Plan, as amended (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 11, 2000, and incorporated herein by reference)

10.2(1) Storage Technology Corporation Amended and Restated 1995 Equity Participation Plan (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.3(1,2)Storage Technology Corporation Management by Objective Bonus Plan

10.4(1) Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)

10.5(1) Agreement between the Company and Gary Francis, dated August 19, 1997 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 26, 1997, filed on March 6, 1998, and incorporated herein by reference)

----------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2  Indicates exhibits filed with this Quarterly Report on Form 10-Q.

10.6(1) Form of Executive Officer Employment Agreement between the Company and Each Executive Officer Named in Exhibit 10.7 hereto, dated October 1999 (previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.7(1) Schedule of Differences in Terms and Conditions of Executive Officer Employment Agreement (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

10.8(1) CEO Employment Agreement, dated July 11, 2000, between the Company and Patrick J. Martin (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 11, 2000, and incorporated herein by reference)

10.9(1) Extension of Retention Agreement, dated July 31, 2000, between the Company and Robert S. Kocol (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 11, 2000, and incorporated herein by reference)

10.10 Amended and Restated Credit Agreement, dated as of January 13, 2000, among the Company, Bank of America, N.A., as Administrative Agent, Swingline Bank and Letter of Credit Issuing Bank and the other financial institutions party thereto (previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.11 Credit Agreement, dated as of January 13, 2000, among the Company, Bank of America, N.A. and the other financial institutions party thereto (previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.12 Security Agreement, dated as of January 13, 2000, by and among the Company, Bank of America, N.A., as Collateral Agent for itself and other Secured Parties referred to therein (previously filed as Exhibit
         10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.13 Contingent Multicurrency Note Purchase Commitment Agreement dated as of December 12, 1996, between the Company and Bank of America National Trust and Savings Association (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 27, 1996, filed on March 7, 1997, and incorporated herein by reference)

10.14 Second Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated November 20, 1998, between Bank of America National Trust and Savings Association and the Company (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 25, 1998, filed on March 5, 1999, and incorporated herein by reference)

10.15 Third Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated August 13, 1999, between Bank of America National Trust and Savings Association and the Company (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

----------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2  Indicates exhibits filed with this Quarterly Report on Form 10-Q.

10.16 Fourth Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated January 5, 2000, between the Company and Bank of America, N.A. (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.17 Fifth Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated August 15, 2000, between the Company and Bank of America, N.A. (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

10.18(1) Separation Agreement and Release, dated February 7, 2001, between the
         Company and Karen Niparko (previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

10.19(1,2) Offer Letter, dated February 9, 2001, from the Company to Jill F.
           Kenney

10.20(1,2) Offer Letter, dated February 9, 2001, from the Company to Roger
           Gaston

10.21(2) Waiver Agreement, dated as of April 25, 2001, among the Company, the several financial institutions from time to time party to the Credit Agreement, and Bank of America, N.A., as swingline bank, letter of credit issuing bank and sole administrative agent for the Banks

10.22(2) Waiver to Second Amended and Restated Multicurrency Note Purchase
         Commitment Agreement, dated as of April 25, 2001, by and between the Company and Bank of America, N.A.


----------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2  Indicates exhibits filed with this Quarterly Report on Form 10-Q.