Form 10-Q
period 2001-06-29
STORAGE TECHNOLOGY CORP
filed 2001-08-09
CIK 94673

Form 10-Q
================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 29, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________


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

Common stock ($.10 Par Value) - 103,997,707 shares outstanding at August 6,
2001.

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                  June 29, 2001

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements

                  Consolidated Balance Sheet                                   3

                  Consolidated Statement of Operations                         4

                  Consolidated Statement of Cash Flows                         5

                  Consolidated Statement of Changes in Stockholders' Equity    6

                  Notes to Consolidated Financial Statements                   7

       Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                    13

       Item 3 - Quantitative and Qualitative Disclosures about Market Risk    25


PART II - OTHER INFORMATION

       Item 1 - Legal Proceedings                                             26

       Item 4 - Submission of Matters to a Vote of Security Holders           27

       Item 6 - Exhibits and Reports on Form 8-K                              28

       Signatures                                                             32

       Exhibit Index                                                          33

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)


                                                       06/29/01       12/29/00
                                                      ------------------------
                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                        $   306,895    $   279,731
   Accounts receivable                                  471,836        553,790
   Inventories (Note 2)                                 241,000        218,218
   Deferred income tax assets                           121,298        121,703
   Other current assets (Note 4)                         19,722              -
                                                     ----------     ----------
     Total current assets                             1,160,751      1,173,442

Property, plant, and equipment, net                     258,093        267,082
Spare parts for maintenance, net                         39,047         41,614
Deferred income tax assets                               74,344         73,997
Other assets                                             94,238         97,423
                                                     ----------     ----------
     Total assets                                   $ 1,626,473    $ 1,653,558
                                                     ==========     ==========




LIABILITIES
Current liabilities:
   Credit facilities (Note 3)                       $    78,419    $    78,381
   Current portion of long-term debt                      1,050          6,110
   Accounts payable                                      77,179         99,675
   Accrued liabilities                                  335,415        363,048
   Income taxes payable                                 158,356        155,626
   Other current liabilities (Note 4)                       336              -
                                                     ----------     ----------
     Total current liabilities                          650,755        702,840
Long-term debt                                            9,471         12,083
                                                     ----------     ----------
     Total liabilities                                  660,226        714,923
                                                     ----------     ----------

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 300,000,000 shares
   authorized; 104,142,930 shares issued at
   June 29, 2001, and 103,172,244 shares issued
   at December 29, 2000                                  10,414         10,320
Capital in excess of par value                          862,530        854,744
Retained earnings                                        92,168         82,922
Accumulated other comprehensive income (Note 5)           9,159              -
Treasury stock, 160,230 shares at June 29, 2001,
   and 113,774 shares at December 29, 2000               (2,938)        (2,334)
Unearned compensation                                    (5,086)        (7,017)
                                                     ----------     ----------
     Total stockholders' equity                         966,247        938,635
                                                     ----------     ----------
     Total liabilities and stockholders' equity     $ 1,626,473    $ 1,653,558
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

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                          Quarter Ended      Six Months Ended
                                        --------------------------------------
                                        06/29/01  06/30/00  06/29/01  06/30/00
                                        --------------------------------------
Revenue
   Storage products                     $346,271  $348,895  $651,631  $650,007
   Storage services                      165,863   163,582   329,322   322,139
                                         -------   -------   -------   -------
      Total revenue                      512,134   512,477   980,953   972,146
                                         -------   -------   -------   -------

Cost of revenue
   Storage products                      190,365   202,494   363,980   399,248
   Storage services                      102,000   100,251   199,934   208,613
                                         -------   -------   -------   -------
      Total cost of revenue              292,365   302,745   563,914   607,861
                                         -------   -------   -------   -------

   Gross profit                          219,769   209,732   417,039   364,285

Research and product development costs 61,013 64,302 125,207 129,482 Selling, general, administrative, and
  other income and expense, net          140,840   132,857   279,083   266,977
Restructuring expense (Note 7)                 -    12,358         -    23,800
                                         -------   -------   -------   -------

   Operating profit (loss)                17,916       215    12,749   (55,974)

Interest income                            2,509     4,725     4,757     6,401
Interest expense                          (1,825)   (3,939)   (3,460)  (10,264)
                                         -------   -------   -------   -------

   Income (loss) before income taxes      18,600     1,001    14,046   (59,837)

Benefit (provision) for income taxes      (6,350)     (350)   (4,800)   20,950
                                         -------   -------   -------   -------

   Net income (loss)                    $ 12,250  $    651  $  9,246  $(38,887)
                                         =======   =======   =======   =======


EARNINGS (LOSS) PER COMMON SHARE (Note 9)

Basic earnings (loss) per share         $   0.12  $   0.01  $   0.09  $  (0.39)
                                         =======   =======   =======   =======

Weighted-average shares                  103,005   100,906   102,653   100,657
                                         =======   =======   =======   =======

Diluted earnings (loss) per share       $   0.12  $   0.01  $   0.09  $  (0.39)
                                         =======   =======   =======   =======

Weighted-average and dilutive
 potential shares                        104,429   101,281   104,181   100,657
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

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (In Thousands of Dollars)

                                                            Six Months Ended
                                                         ----------------------
                                                          06/29/01     06/30/00
                                                         ----------------------
OPERATING ACTIVITIES
Cash received from customers                             $1,050,105  $1,111,965
Cash paid to suppliers and employees                       (980,763)   (928,629)
Cash paid for restructuring activities (Note 7)                   -     (22,327)
Interest received                                             4,757       6,401
Interest paid                                                (2,992)     (9,467)
Income taxes (paid) refunded                                 (6,131)     20,119
                                                          ---------   ---------
     Net cash provided by operating activities               64,976     178,062
                                                          ---------   ---------

INVESTING ACTIVITIES
Purchases of property, plant, and equipment                 (36,211)    (36,014)
Proceeds from sale of property, plant, and equipment             80       2,014
Other assets                                                 (4,391)     (1,787)
                                                          ---------   ---------
Net cash used in investing activities                       (40,522)    (35,787)
                                                          ---------   ---------

FINANCING ACTIVITIES
Proceeds (repayments) of credit facilities, net               5,375     (89,457)
Proceeds from other debt                                        711      19,469
Repayments of other debt                                     (8,045)    (42,478)
Proceeds from employee stock plans                            8,102       8,567
                                                          ---------   ---------
     Net cash provided by (used in) financing activities      6,143    (103,899)
                                                          ---------   ---------

     Effect of exchange rate changes on cash                 (3,433)     (5,662)
                                                          ---------   ---------

Increase in cash and cash equivalents                        27,164      32,714
Cash and cash equivalents - beginning of the period         279,731     215,421
                                                          ---------   ---------
Cash and cash equivalents - end of the period            $  306,895  $  248,135
                                                          =========   =========

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES
Net income (loss)                                        $    9,246  $  (38,887)
Depreciation and amortization expense                        60,519      73,268
Inventory writedowns                                         20,883      54,838
Non-cash restructuring expense (Note 7)                           -       4,566
Translation (gain) loss                                     (11,600)     14,144
Other non-cash adjustments to income                         12,643       3,953
Decrease in accounts receivable                              73,515     146,957
Increase in other current assets                             (5,845)          -
Increase in inventories                                     (41,101)    (13,333)
Increase in spare parts                                      (8,744)    (19,359)
(Increase) decrease in deferred income tax assets              (292)        184
Decrease in accounts payable and accrued liabilities        (43,545)    (46,230)
Increase in other current liabilities                           336           -
Decrease in income taxes payable                             (1,039)     (2,039)
                                                           --------    --------
     Net cash provided by operating activities            $  64,976   $ 178,062
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

                                           STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                            (Unaudited)
                                                      (In Thousands of Dollars)

                                                                              Accumulated
                                                     Capital in                 Other
                                          Common     Excess of    Retained   Comprehensive Treasury     Unearned
                                           Stock     Par Value    Earnings      Income       Stock    Compensation     Total
                                         --------    ---------    ---------    ---------   --------    ----------    ---------
Balances, December 29, 2000             $  10,320    $ 854,744    $  82,922    $       -   $ (2,334)    $  (7,017)   $ 938,635
                                         --------     --------     --------     --------    -------      --------     --------

Components of comprehensive income:
    Net income                                  -            -        9,246            -          -             -        9,246
    Other comprehensive income (Note 5)         -            -            -        9,159          -             -        9,159
                                         --------     --------     --------     --------    -------      --------     --------
           Total comprehensive income           -            -        9,246        9,159          -             -       18,405
                                         --------     --------     --------     --------    -------      --------     --------

Common  stock  issued  under stock
option and purchase plans                     100        8,002            -            -          -             -        8,102

Other                                          (6)        (216)           -            -       (604)        1,931        1,105

                                         --------     --------     --------     --------    -------      --------     --------
Balances, June 29, 2001                 $  10,414    $ 862,530    $  92,168    $   9,159   $ (2,938)    $  (5,086)   $ 966,247
                                         --------     --------     --------     --------    -------      --------     --------

                                  The accompanying notes are an integral part of the consolidated financial statements.

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PREPARATION

The accompanying consolidated financial statements of Storage Technology Corporation and its wholly owned subsidiaries (StorageTek or the Company) have been prepared on substantially the same basis as the Company's annual consolidated financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 29, 2000. In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary for the fair presentation of results for the periods presented, and such adjustments are of a normal, recurring nature. Certain prior period information has been reclassified to conform to the current period presentation.

The consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.


NOTE 2 - INVENTORIES

Inventories, net of associated reserves, consist of the following (in thousands of dollars):

                                       06/29/01   12/29/00
                                       -------------------

                     Raw materials     $ 40,997   $ 54,773
                     Work-in-process     64,954     43,175
                     Finished goods     135,049    120,270
                                        -------    -------
                                       $241,000   $218,218
                                        =======    =======


NOTE 3 - DEBT AND FINANCING ARRANGEMENTS

The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $120,000,000 at any one time. This financing agreement was amended in July 2001 to provide for the sale of promissory notes in the principal amount of up to $75,000,000 at any one time. The agreement, which expires in January 2002, provides for commitments by the bank to purchase the Company's promissory notes denominated in a number of foreign currencies. As of June 29, 2001, the Company had promissory notes of $78,419,000 outstanding under this financing agreement and had committed to borrowings between July 2001 and January 2002 in the cumulative principal amount of approximately $190,888,000. The notes must be repaid only to the extent of future revenue. Obligations under the agreement are not cancelable by the Company or the bank. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance. The weighted average interest rate associated with the promissory notes outstanding as of June 29, 2001, was 6.02%. Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount up to the outstanding balance of the promissory notes. See Note 4 for a discussion of the accounting treatment for gains and losses under this arrangement.

See the Company's Annual Report on Form 10-K for the year ended December 29, 2000, for additional information regarding the Company's debt and financing arrangements.

NOTE 4 - ACCOUNTING FOR DERIVATIVE INSTRUMENTS

On December 30, 2000, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133." These accounting standards require that all derivative instruments be recorded on the balance sheet at their estimated fair value. Changes in fair value are recorded each period either in the Consolidated Statement of Operations or, in the case of certain hedges, as a component of Other Comprehensive Income (OCI). In accordance with the transition provisions of SFAS No. 133, the Company recorded a loss of approximately $7,535,000, net of tax, in OCI to recognize the fair value of all derivatives that were designated as cash flow hedges as of December 30, 2000. The adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the Consolidated Statement of Operations.

The functional currency for the Company's foreign subsidiaries is the U.S. dollar. A significant portion of the Company's revenue is generated by its international operations. As a result, the Company's financial position, earnings, and cash flows can be materially affected by changes in foreign currency exchange rates. The Company attempts to mitigate this exposure as part of its foreign currency hedging program. The primary goal of the Company's foreign currency hedging program is to reduce the risk of adverse foreign currency movements on the reported financial results of its non-U.S. dollar transactions. To implement this hedging program, the Company uses a combination of foreign currency forwards embedded in a financing agreement, stand-alone foreign currency options, and stand-alone foreign currency forwards. The Company does not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions and the Company manages the notional value of contracts entered into with any one counterparty.

The Company does not hold or issue derivatives or any other financial instruments for trading purposes.

Cash Flow Hedges

The Company attempts to mitigate the risk that forecasted cash flows associated with revenue denominated in foreign currencies may be adversely affected by changes in foreign currency exchange rates through a combination of foreign currency forwards embedded in the Company's borrowing commitments under a financing agreement, stand-alone foreign currency options, and stand-alone foreign currency forwards. See Note 3 for further discussion of the financing agreement. Typically, the maximum length of time over which the Company hedges its exposure to the variability of forecasted cash flows with these derivatives is 16 months. The Company's derivatives used for hedging forecasted cash flows had a notional value of $294,572,000 as of June 29, 2001, and $396,502,000 as of December 29, 2000.

The Company records these derivatives designated as cash flow hedges at their estimated fair value within other current assets or other current liabilities in the Consolidated Balance Sheet. The gains and losses associated with changes in the fair value of the derivatives are deferred in OCI to the extent that the derivatives are effective in offsetting the changes in value of the forecasted cash flows being hedged. The gains and losses are then reclassified as an adjustment to revenue in the same period that the related forecasted revenue is recognized in the Consolidated Statement of Operations. If a derivative is terminated or discontinued as a hedge, the effective portion of gains and losses to that date are deferred in OCI and subsequently recognized in the Consolidated Statement of Operations in the same period that the related forecasted revenue is recognized. The ineffective portion of the derivatives is immediately recognized as a component of selling, general, administrative, and other income and expense (SG&A) in the Consolidated Statement of Operations.

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

During the quarter ended June 29, 2001, the Company had no expense for ineffectiveness associated with hedging instruments. During the six months ended June 29, 2001, the Company recognized approximately $500,000 of SG&A expense for ineffectiveness associated with hedging instruments. The net estimated gain of $9,159,000 recorded in Accumulated OCI as of June 29, 2001, associated with cash flow hedges is expected to be reclassified into revenue during the next six months.

Other Derivatives

The Company also utilizes foreign currency forwards, generally with durations of less than two months, to reduce its exposure to foreign currency exchange rate fluctuations in connection with monetary assets and liabilities denominated in foreign currencies. The Company accounts for these derivatives in accordance with SFAS No. 52, "Foreign Currency Translation." The Company records these forwards at their estimated fair value within other current assets or liabilities in the Consolidated Balance Sheet. Changes in the fair value of these derivatives are immediately recognized as a component of SG&A in the Consolidated Statement of Operations. The notional value of outstanding foreign currency forwards utilized to reduce the Company's exposure to foreign currency rate fluctuations in connection with monetary assets and liabilities denominated in foreign currencies was approximately $171,315,000 as of June 29, 2001, and $230,515,000 as of December 29, 2000.


NOTE 5 - OTHER COMPREHENSIVE INCOME

The changes in the components of other comprehensive income are as follows (in thousands of dollars):

                                                         Quarter     Six Months
                                                          Ended        Ended
                                                         06/29/01     06/29/01
                                                         ---------------------
Other comprehensive income, before tax:
 Cumulative effect of change in accounting principle     $     -     $(11,416)
 Net gains on foreign currency cash flow hedges            7,414       34,980
 Reclassification adjustment for net gains included in
  net income                                              (6,711)      (9,686)
                                                          ------      -------
Other comprehensive income, before tax                       703       13,878
 Income tax expense related to items of other
  comprehensive income                                      (239)      (4,719)
                                                          ------      -------
Other comprehensive income, net of tax                   $   464     $  9,159
                                                          ======      =======

All of the changes in the components of other comprehensive income relate to the accounting for derivative instruments. See Note 4 for a discussion of the Company's accounting for derivative instruments.

NOTE 6 - LITIGATION

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2,400,000,000. In December 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the Court of Appeals). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. In July 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. In August 1999, Stuff filed a notice of appeal with the Appeals Court seeking to overturn the decision of the District Court. In August 2000, the Court of Appeals remanded the case back to the District Court for a trial on the factual issues relating to the interpretation of the language embodied in the 1990 Settlement Agreement. The Company filed a Petition for Rehearing with the Court of Appeals. In October 2000, the Court of Appeals modified its decision, but denied the Company's Petition for Rehearing. In November 2000, the Company filed a Petition for Certiorari with the Supreme Court of Colorado (the Supreme Court). In April 2001, the Supreme Court denied the Company's petition. The case has been remanded to the District Court for trial. In June 2001, the Company filed a motion with the District Court to bifurcate the trial into a liability phase and, if Stuff were to prevail in the liability phase, a damages phase. In July 2001, the District Court granted the Company's request for a bifurcated trial. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

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


NOTE 7 - RESTRUCTURING

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

The Company incurred approximately $12,358,000 of restructuring expense in the second quarter of 2000, and approximately $23,800,000 of restructuring expense during the six months of 2000. Of the $23,800,000 of restructuring expense incurred during the six months of 2000, approximately $18,981,000 related to employee severance expense, $4,430,000 related to the impairment writedown of assets at the Company's manufacturing facility in Toulouse, France and to asset writedowns associated with the spin-off of the Company's managed storage services business, and $389,000 related to excess lease space in Canada and legal expenses associated with the spin-off of the Company's managed storage services business.

The restructuring program was completed in the third quarter of 2000.


NOTE 8 - OPERATIONS OF BUSINESS SEGMENTS

The Company is organized into two reportable segments based on the definitions of segments provided under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": storage products and storage services. The storage products segment includes revenue from tape, disk, and network products for the enterprise and open systems computing environments, including storage area networks (SANs). The products segment also includes revenue from licensed software tools and applications for improving storage product performance and simplifying information storage management. The storage services segment provides maintenance services for Company and third-party products, as well as storage consulting services associated mainly with SANs, virtual technologies, and software solutions.

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

                                Quarter Ended           Six Months Ended
                            -----------------------------------------------
                            06/29/01     06/30/00     06/29/01     06/30/00
                            -----------------------------------------------
Revenue:
 Storage products           $346,271     $348,895     $651,631     $650,007
 Storage services            165,863      163,582      329,322      322,139
                             -------      -------      -------      -------
  Total revenue             $512,134     $512,477     $980,953     $972,146
                             =======      =======      =======      =======

Gross profit:
 Storage products           $155,906     $146,401     $287,651     $250,759
 Storage services             63,863       63,331      129,388      113,526
                             -------      -------      -------      -------
  Total gross profit        $219,769     $209,732     $417,039     $364,285
                             =======      =======      =======      =======

The following table provides supplemental financial data regarding revenue from the Company's storage products segment (in thousands of dollars):

                                Quarter Ended           Six Months Ended
                            -----------------------------------------------
                            06/29/01     06/30/00     06/30/00     06/29/01
                            -----------------------------------------------
Tape products               $285,763     $278,483     $533,200     $512,151
Disk products                 25,287       40,338       51,598       72,166
Network and other products    35,221       30,074       66,833       65,690
                             -------     --------      -------      -------
  Total storage products
   revenue                  $346,271     $348,895     $651,631     $650,007
                             =======      =======      =======      =======

NOTE 9 - EARNINGS (LOSS) PER SHARE

The following table presents the calculation of basic and diluted earnings
(loss) per share (in thousands, except per share amounts):

                                Quarter Ended           Six Months Ended
                            -----------------------------------------------
                            06/29/01     06/30/00     06/29/01     06/30/00
                            -----------------------------------------------

Net income (loss)           $ 12,250     $    651     $  9,246     $(38,887)
                             =======      =======      =======      =======

Weighted-average shares      103,005      100,906      102,653      100,657
Effect of dilutive shares      1,424          375        1,528            -
                             -------      -------      -------      -------
Weighted-average and
dilutive potential shares    104,429      101,281      104,181      100,657
                             =======      =======      =======      =======

Basic earnings (loss) per
 share                      $   0.12     $   0.01     $   0.09     $  (0.39)
                             =======      =======      =======      =======

Diluted earnings (loss)
 per share                  $   0.12     $   0.01     $   0.09     $  (0.39)
                             =======      =======      =======      =======

For the quarters ended June 29, 2001, and June 30, 2000, options to purchase 5,822,283 and 12,213,611 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company's common stock and, therefore, the effect would have been antidilutive. For the six months ended June 29, 2001, options to purchase 7,092,452 shares of common stock were excluded from the computation of diluted earnings per share for the same reason. For the six months ended June 30, 2000, options to purchase 12,295,680 shares of common stock were excluded from the computation of diluted earnings per share because they were antidilutive as a result of the net loss incurred in that period.


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." This statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 141 is effective for the Company's financial statements for the year ending December 27, 2002. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, that goodwill be tested for impairment at least annually at the reporting unit level, that intangible assets deemed to have an indefinite life be tested for impairment at least annually, and that the amortization period of intangible assets with finite lives no longer be limited to forty years. SFAS No. 142 is effective for the Company's financial statements for the year ending December 27, 2002. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial position or results of operations.

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 29, 2001


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

GENERAL

The Company reported net income for the second quarter ended June 29, 2001, of $12.3 million on revenue of $512.1 million, compared to net income of $651,000 for the second quarter ended June 30, 2000, on revenue of $512.5 million. Net income of $9.2 million was reported for the six months of 2001 on revenue of $981.0 million, compared to a net loss of $38.9 million for the six months of 2000 on revenue of $972.1 million. The Company's reported results for the second quarter and six months of 2000 include one-time, pre-tax expenses of $12.4 million and $38.7 million, respectively, associated with restructuring and other related charges. Excluding the one-time, pre-tax expenses, the Company would have recognized net income of $8.7 million and a net loss of $13.8 million during the second quarter and six months of 2000, respectively.

Many of the Company's customers undertake detailed procedures relating to the evaluation, testing, implementation, and acceptance of the Company's products. This evaluation process results in a variable sales cycle and makes it difficult to predict if or when revenue will be earned, which may therefore adversely impact the Company's financial results. Further, gross margins may be adversely impacted in an effort to complete the sales cycle. Future financial results also depend upon the Company's ability to manage its costs and operating expenses in line with revenue; the timely development, manufacture, and introduction of new products and services; and the implementation of its storage area network (SAN) strategy. For a discussion of these and other risk factors, see "Factors That May Affect Future Results."

The Company's operating activities provided cash of $65.0 million during the six months of 2001 compared to cash of $178.1 million provided by operating activities during the same period in 2000. The decrease in cash provided by operating activities during the six months of 2001, compared to the same period in 2000, was primarily a result of reduced cash received from customers due to a lower level of sales revenue in the fourth quarter of 2000, compared to the fourth quarter of 1999, as well as increased purchases of inventory. See "Liquidity and Capital Resources -- Working Capital" for additional discussion of working capital. Cash provided by financing activities of $6.1 million during the six months of 2001 primarily consists of proceeds received from employee stock purchase plans. Cash used in financing activities of $103.9 million during the six months of 2000 reflects net debt repayments of $112.5 million offset by proceeds received from employee stock purchase plans.

The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information and revenue by segment:

                                            Quarter Ended      Six Months Ended
                                          --------------------------------------
                                          06/29/01  06/30/00  06/29/01  06/30/00
                                          --------------------------------------
Storage products revenue:
    Tape products                           55.8%     54.3%     54.4%     52.7%
    Disk products                            4.9       7.9       5.2       7.4
    Network and other products               6.9       5.9       6.8       6.8
                                           -----     -----     -----     -----
       Total storage products revenue       67.6      68.1      66.4      66.9
Storage services revenue                    32.4      31.9      33.6      33.1
                                           -----     -----     -----     -----
       Total revenue                       100.0     100.0     100.0     100.0
Cost of revenue                             57.1      59.1      57.5      62.5
                                           -----     -----     -----     -----
       Gross profit                         42.9      40.9      42.5      37.5
Research and product development costs      11.9      12.6      12.8      13.3
Selling, general, administrative,
  and other income and expense, net         27.5      25.9      28.4      27.5
Restructuring expense                          -       2.4         -       2.5
                                           -----     -----     -----     -----
       Operating profit (loss)               3.5         -       1.3      (5.8)
Interest income (expense), net               0.1       0.2       0.1      (0.4)
                                           -----     -----     -----     -----
       Income (loss) before income taxes     3.6       0.2       1.4      (6.2)
Benefit (provision) for income taxes        (1.2)     (0.1)     (0.5)      2.2
                                           -----     -----     -----     -----
       Net income (loss)                     2.4%      0.1%      0.9%     (4.0)%
                                           =====     =====     =====     =====


REVENUE


STORAGE PRODUCTS

The Company's storage products revenue consists of sales of tape, disk, and network products for the enterprise and open systems markets, including SANs. The open systems market consists of products designed to operate in the UNIX, NT, and other non-MVS operating environments. Revenue from the storage products segment was largely unchanged during the second quarter and six months of 2001, compared to the same periods in 2000.

Tape Products

Tape product revenue increased 3% and 4% during the second quarter and six months of 2001, respectively, compared to the same periods in 2000. The increases in tape revenue were primarily due to increased sales of the Virtual Storage Manager(R) (VSM), the L-series open systems tape automation products, and incremental sales of the Company's new high-capacity 9940 tape drive. These increases were partially offset by decreased sales of the Timberline(R) 9490, earlier generation open systems tape automation products, and the Powderhorn(R) automated tape library. Continuing to extend the Company's reach into the open systems market with tape and tape automation products will be key in growing tape product revenue. See "Factors That May Affect Future Results - Emerging Markets" for a discussion of the risks associated with future revenue growth in the open systems market.

Disk Products

Disk product revenue decreased 37% and 29% during the second quarter and six months of 2001, respectively, compared to the same periods in 2000. Disk revenue for the second quarter of 2001 was adversely affected by significant price competition in the disk market. The Company is still developing its direct sales force for disk products in the United States and Canada. The decrease in revenue for the six months of 2001 was also attributable to lower OEM sales to International Business Machines Corporation (IBM) of disk storage products and software designed for the enterprise market. The Company does not anticipate any significant sales revenue from IBM in the future. See "Factors That May Affect Future Results - New Products and Services" for a discussion of the risks associated with new disk products currently under development.

Network and Other Products

Network and other products revenue increased 17% and 2% during the second quarter and six months of 2001, respectively, compared to the same periods in 2000. The increase in network revenue for the second quarter of 2001, as compared to the second quarter of 2000, was primarily due to increased sales of SAN hardware products, including incremental sales revenue from the StorageNet(TM) 6000 series of domain managers. Future revenue growth is significantly dependent upon the Company's ability to successfully compete in the SANs market. See "Factors That May Affect Future Results - New Products and Services and Emerging Markets" for a discussion of the risks associated with the Company's SAN strategy.


STORAGE SERVICES

The Company's storage services revenue primarily consists of revenue associated with the maintenance of the Company's and third-party storage products, as well as integration service revenue associated with storage consulting activities. Storage services revenue was largely unchanged during the second quarter and six months of 2001, compared to the same periods in 2000.


GROSS PROFIT

Gross profit margins increased to 43% for the second quarter and six months of 2001, compared to 41% for the second quarter of 2000 and 37% for the six months of 2000. Gross profit margins for the Company's products segment increased to 45% and 44% for the second quarter and six months of 2001, respectively, compared to 42% and 39% for the same periods of 2000. These increases reflect favorable product mixes for the Company's tape products, a shift in revenue from the Company's indirect sales channel to the direct sales channel, and benefits associated with operational efficiencies and cost reduction activities. Gross profit margins for the services segment were largely unchanged at 39% for the second quarter of 2001 compared to the second quarter of 2000. Gross profit margins for the services segment increased to 39% for the six months of 2001, compared to 35% for the same period in 2000, primarily as a result of decreased maintenance costs associated with certain tape products, as well as an increased focus on profitable storage consulting and integration service activities during 2001.


RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses decreased 5% and 3% during the second quarter and six months of 2001, respectively, compared to the same periods in 2000, primarily due to the elimination of several lower priority research and product development programs. The Company is focusing research and development activities on the core businesses of tape and tape automation, virtual technologies, and SANs.

SELLING, GENERAL, ADMINISTRATIVE, AND OTHER

Selling, general, administrative, and other income and expense (SG&A) increased 6% and 5% during the second quarter and six months of 2001, respectively, compared to the same periods in 2000, primarily as a result of increases in sales headcount.


LITIGATION

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2.4 billion. In December 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the Court of Appeals). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. In July 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. In August 1999, Stuff filed a notice of appeal with the Appeals Court seeking to overturn the decision of the District Court. In August 2000, the Court of Appeals remanded the case back to the District Court for a trial on the factual issues relating to the interpretation of the language embodied in the 1990 Settlement Agreement. The Company filed a Petition for Rehearing with the Court of Appeals. In October 2000, the Court of Appeals modified its decision, but denied the Company's Petition for Rehearing. In November 2000, the Company filed a Petition for Certiorari with the Supreme Court of Colorado (the Supreme Court). In April 2001, the Supreme Court denied the Company's petition. The case has been remanded to the District Court for trial. In June 2001, the Company filed a motion with the District Court to bifurcate the trial into a liability phase and, if Stuff were to prevail in the liability phase, a damages phase. In July 2001, the District Court granted the Company's request for a bifurcated trial. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

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

The Company incurred approximately $12.4 million of restructuring expense in the second quarter of 2000, and approximately $23.8 million of restructuring expense in the six months of 2000. Of the $23.8 million of restructuring expense incurred during the six months of 2000, approximately $19.0 million related to employee severance expense, $4.4 million related to the impairment writedown of assets at the Company's manufacturing facility in Toulouse, France and to asset writedowns associated with the spin-off of the Company's managed storage services business, and $389,000 related to excess lease space in Canada and legal expenses associated with the spin-off of the Company's managed storage services business.

The restructuring program was completed in the third quarter of 2000.


INTEREST INCOME AND EXPENSE

Interest income decreased $2.2 million and $1.6 million during the second quarter and six months of 2001, respectively, compared to the same periods in 2000, primarily due to approximately $3.0 million of interest received in 2000 that was related to an income tax refund. Interest expense decreased $2.1 million and $6.8 million during the second quarter and six months of 2001, respectively, compared to the same periods in 2000. The decreases are primarily due to decreased borrowings under the Company's debt and financing arrangements.


INCOME TAXES

The Company's effective tax rate decreased from 35% for the second quarter and six months of 2000, to 34% for the second quarter and six months of 2001.

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, management has determined that the Company will more likely than not realize $195.6 million of deferred income tax assets as of June 29, 2001. The Company's valuation allowance of approximately $21.1 million as of June 29, 2001, relates principally to net deductible temporary differences, tax credit carryforwards and net operating loss carryforwards.


RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." This statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 141 is effective for the Company's financial statements for the year ending December 27, 2002. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, that goodwill be tested for impairment at least annually at the reporting unit level, that intangible assets deemed to have an indefinite life be tested for impairment at least annually, and that the amortization period of intangible assets with finite lives no longer be limited to forty years. SFAS No. 142 is effective for the Company's financial statements for the year ending December 27, 2002. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company's operating activities provided cash of $65.0 million during the six months of 2001 compared to cash of $178.1 million provided by operating activities during the same period in 2000. The decrease in cash provided by operating activities during the six months of 2001, compared to the same period in 2000, was primarily a result of reduced cash received from customers due to a lower level of sales revenue in the fourth quarter of 2000, compared to the fourth quarter of 1999, as well as increased purchases of inventory. Cash provided by financing activities of $6.1 million during the six months of 2001 primarily consists of proceeds received from employee stock purchase plans. Cash used in financing activities of $103.9 million during the six months of 2000 reflects net debt repayments of $112.5 million offset by proceeds received from employee stock purchase plans.

The average collection period for Company receivables decreased from 86 days for the second quarter of 2000, to 84 days for the second quarter of 2001. Inventory balances increased from $218.2 million as of December 29, 2000, to $241.0 million as of June 29, 2001, as a result of the Company fulfilling a portion of its commitment to purchase disk drives from IBM and completing end-of-life manufacturing for a line of older tape products.

Available Financing Lines

The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $120.0 million at any one time. The financing agreement was amended in July 2001 to provide for the sale of promissory notes in the principal amount of up to $75.0 million at any one time. This amendment to the financing agreement was made to reflect a shift in the derivative instruments utilized by the Company as a result of recently issued accounting standards. The agreement, which expires in January 2002, provides for commitments by the bank to purchase the Company's promissory notes denominated in a number of foreign currencies. As of June 29, 2001, the Company had promissory notes of $78.4 million outstanding under this financing agreement and had committed to borrowings between July 2001 and January 2002 in the cumulative principal amount of approximately $190.9 million. The notes must be repaid only to the extent of future revenue. Obligations under the agreement are not cancelable by the Company or the bank. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance. The weighted average interest rate associated with the promissory notes outstanding as of June 29, 2001, was 6.02%. Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount up to the outstanding balance of the promissory notes.

The Company has a revolving credit facility (the Revolver) that expires in October 2001. The credit limit available under the Revolver ($212.5 million as of June 29, 2001) is reduced by $12.5 million on the last day of each fiscal quarter. The interest rates under the Revolver depend upon the repayment period of the advance selected and the Company's Total Debt to rolling four quarter Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA) ratio. Depending upon the term of the outstanding borrowing, the rate ranges from the applicable LIBOR plus 2.00% to 2.50% or the agent bank's base rate plus 0.00% to 0.50%. The Company had no borrowings outstanding as of June 29, 2001, but had outstanding letters of credit for approximately $214,000 under the Revolver. The remaining available credit under the Revolver as of June 29, 2001, was approximately $212.3 million. The Revolver is secured by the Company's U.S. accounts receivable and U.S. inventory. The Revolver contains certain financial and other covenants, including restrictions on the payment of cash dividends on the Company's common stock.

The Company believes it has adequate working capital and financing capabilities to meet its anticipated operating and capital requirements for the next 12 months. Over the longer term, the Company may choose to fund these activities through the issuance of additional equity or debt financing. The issuance of equity or convertible debt securities could result in dilution to the Company's stockholders. There can be no assurance that any additional long-term financing, if required, can be completed on terms that are favorable to the Company.

Total Debt-to-Capitalization

The Company's total debt-to-capitalization ratio decreased from 9% as of December 29, 2000, to 8% as of June 29, 2001, primarily due to the repayment of a note payable. See "Working Capital," above, for a discussion of cash sources and uses.


INTERNATIONAL OPERATIONS

During the second quarter and six months of 2001, approximately 51% of the Company's revenue was generated by its international operations, compared to approximately 52% for the second quarter and six months of 2000. The Company also sells products through domestic indirect distribution channels that have end-user customers located outside the United States. The Company expects that it will continue to generate a significant portion of its revenue from international operations. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe, principally Germany, France, and the United Kingdom; Japan; Canada; and Australia. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates. In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a foreign currency hedging program. See "Market Risk Management," below.

The Company's international business may be affected by changes in demand resulting from global and localized economic, business, and political conditions. The Company is subject to the risks of conducting business outside the United States, including adverse political and economic conditions; impositions of, or changes in, tariffs, quotas, and legislative or regulatory requirements; difficulty in obtaining export licenses; potentially adverse taxes; the burdens of complying with a variety of foreign laws; and other factors outside the Company's control. The Company expects these risks to increase in the future as it plans to expand its operations in Eastern Europe and Asia. There can be no assurances that these factors will not have a material adverse effect on the Company's business or financial results in the future.


MARKET RISK MANAGEMENT

Foreign Currency Exchange Rate Risk

The Company's primary market risk relates to changes in foreign currency exchange rates. The functional currency for the Company's foreign subsidiaries is the U.S. dollar. A significant portion of the Company's revenue is generated by its international operations. As a result, the Company's financial position, earnings, and cash flows can be materially affected by changes in foreign currency exchange rates. The Company attempts to mitigate this exposure as part of its foreign currency hedging program. The primary goal of the Company's foreign currency hedging program is to reduce the risk of adverse foreign currency movements on the reported financial results of its non-U.S. dollar transactions. Factors that could have an impact on the effectiveness of the Company's hedging program include the accuracy of forecasts and the volatility of foreign currency markets. All foreign currency derivatives are authorized and executed pursuant to the Company's policies. The Company does not hold or issue derivatives or any other financial instruments for trading purposes.

To implement its foreign currency hedging program, the Company uses a combination of foreign currency forwards embedded in a financing agreement, as well as stand-alone foreign currency options and forwards. These derivatives are used to hedge the risk that forecasted revenue denominated in foreign currencies might be adversely affected by changes in foreign currency exchange rates. Foreign currency forwards are also used to reduce the Company's exposure to foreign currency exchange rate fluctuations in connection with monetary assets and liabilities denominated in foreign currencies.

A hypothetical 10% adverse movement in foreign exchange rates applied to the Company's foreign currency exchange rate sensitive instruments held as of June 29, 2001, and as of December 29, 2000, would result in a hypothetical loss of approximately $40.6 million and $69.5 million, respectively. The decrease in the hypothetical loss for the second quarter of 2001 is primarily due to a decrease in outstanding borrowing commitments under the financing agreement. These hypothetical losses do not take into consideration the Company's underlying international operations. The Company anticipates that any hypothetical loss associated with the Company's foreign currency exchange rate sensitive instruments would be offset by gains associated with its underlying international operations.

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


FACTORS THAT MAY AFFECT FUTURE RESULTS

New Products and Services

The Company's results of operations and competitive strength depend upon its ability to successfully develop, manufacture, and market innovative new products and services. Short product life cycles are inherent in the high-technology market. The Company must devote significant resources to research and product development projects and effectively manage the risks inherent in new product transitions. Developing new technologies, products, and services is complex and involves various uncertainties. The Company is currently in the early product evaluation stage for a disk product that is expected to offer significant improvements in performance and capacity. This new product is currently scheduled for introduction in the second half of 2001. In addition, the Company is still developing the necessary product modifications and professional services knowledge to successfully implement its SAN solutions in various customer operating environments. Delays in product development, manufacturing, or in customer evaluation and purchasing decisions may make product transitions difficult. The manufacture of new products involves integrating complex designs and processes, collaborating with sole source suppliers for key components, and increasing manufacturing capacities to accommodate demand. A design flaw, the failure to obtain sufficient quantities of key components, or manufacturing constraints could adversely affect the Company's operating and financial results. The Company has experienced product development and manufacturing delays in the past that adversely affected the Company's financial results and competitive position. There can be no assurance that the Company will be able to successfully manage the development and introduction of new products and services in the future.

Emerging Markets

Future revenue growth is partially dependent upon successfully developing and introducing products for two primary emerging markets: the storage area networking (SAN) market and the open systems market.

The open systems market includes products designed to operate in the UNIX, NT, and other non-MVS operating environments. Competition in the open systems market is aggressive and is primarily based on technology, performance, reliability, quality, system scalability, price, product availability, customer service, and brand recognition. The open systems market encompasses a broad range of customers, including customers outside of the Company's traditional customer base. Many of the Company's potential customers in the open systems market purchase their storage requirements as part of a bundled product, which may provide a competitive advantage to the Company's rivals. The Company expects to address these competitive factors through the delivery of storage solutions that provide customers with superior functionality, performance, and quality. The Company's customer base continues to shift to the open systems market and there can be no assurance that the Company's strategy will be effective in expanding its open systems market sales.

The SAN market has only recently begun to develop and is characterized by rapidly changing technology and standards. Because this market is new and standards are still being defined, it is difficult to predict its potential size or future growth rate. Customers may be reluctant to adopt new data storage standards, and competing standards may emerge that will be preferred by customers.

Competition

The markets for the Company's products and services are intensely competitive and are subject to continuous, rapid technological change, frequent product performance improvements, short product life cycles, and aggressive pricing. The Company competes in a number of markets that include a broad spectrum of customers primarily on the basis of technology, performance, reliability, quality, system scalability, price, product availability, customer service, and brand recognition. The Company believes that its ability to compete depends upon a number of factors, both within and outside of its control. These factors include the price and cost of the Company's and its competitors' product offerings, the timing and success of new products and applications, new product introductions by the Company's competitors, the Company's service and distribution capabilities, and general economic and business conditions within and outside the United States. Strong competition has resulted in price erosion in the past and the Company expects this trend to continue. The Company anticipates that price competition for its products and services will continue to have a significant impact on the Company's gross profit margins as well. The Company's ability to sustain or improve total gross margins is significantly dependent upon designing, developing, and manufacturing competitive products, pricing those products, improving margins on the Company's disk and network products, and reducing costs associated with the sourcing of production materials. Storage product gross margins may also be affected in future periods by inventory reserves and writedowns resulting from rapid technological changes or delays in gaining market acceptance for products.

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

Partners/Competitors

The markets in which the Company competes are characterized by various alliances formed to promote industry standards and deliver tested, interoperable technology. For example, Seagate Technology, Inc., IBM, and Hewlett-Packard Company have jointly developed the Linear Tape Open (LTO) drive, a high-capacity tape drive technology for the open systems market. The Company has developed versions of its tape libraries that will support LTO tape drives. However, the Company may be at a cost disadvantage when selling tape libraries that use LTO tape drives. The Company also competes with vendors with which it has established relationships, including Hewlett-Packard Company and Sun Microsystems. The Company anticipates that it will continue to establish distribution alliances with other equipment manufacturers, software vendors, and service providers. There can be no assurance that the Company will be able to successfully realize the benefits from these alliances while competing against these companies at the same time.

Indirect Channels

The Company is placing increased emphasis on its indirect distribution channels, including original equipment manufacturers (OEMs), value-added distributors
(VADs), value-added resellers (VARs), and other distributors. The Company's financial results may be negatively affected if the Company is unsuccessful in its efforts to develop its indirect channels or if the financial condition of one or more of these customers weakens. The Company's ability to forecast future demand for its products may be adversely affected by unforeseen changes in demand from its indirect channel customers. There can be no assurance that the Company will be successful in expanding or maintaining its indirect channel sales. Furthermore, there can be no assurance that profit margins on indirect channel sales will not deteriorate due to competitive pressures. There also can be no assurance that maintenance revenue will not decline in future periods as a result of customers of these indirect channels electing to purchase maintenance services from vendors other than the Company.

Significant Personnel Changes and Restructuring Activities

The Company has experienced significant changes in its executive management team. Since December 29, 2000, five executive officers have departed and three new executive officers have been appointed to positions in the Company. There can be no assurance that there will not be any future changes in the executive management team, and it may take a period of time before the new executive management team becomes fully productive.

The Company experienced increased turnover in its United States and Canadian direct sales force in the first six months of 2000 as a result of its restructuring activities. Even though the Company has rehired most of the sales headcount and United States and Canada direct sales improved in the second quarter of 2001, the Company is still in the process of delivering the product training and sales tools to increase the effectiveness of its sales force in the United States and Canada.

The Company experienced significant changes in the remainder of its employee base during 1999 and 2000 as a result of the voluntary and involuntary severance programs implemented in connection with its restructuring activities, as well as increased levels of employee attrition. While the Company's restructuring activities have now been completed and attrition rates have declined to historical rates, the future success of the Company depends in large part upon its ability to attract, retain, and motivate highly skilled employees. The Company faces significant competition for individuals who possess the skills required to sell and deliver the products and services offered to its customers. An inability to successfully sell and deliver products and services required by Company customers could have an adverse effect on future operating results.

There can be no assurance that the Company's past restructuring activities will be sufficient, and it is possible that additional restructuring activities may be necessary in the future.

Ability to Develop and Protect Intellectual Property Rights

The Company relies heavily on its ability to develop new intellectual property rights that do not infringe on the rights of others in order to remain competitive and develop and manufacture products that are competitive in terms of technology and cost. There can be no assurance that the Company will continue to be able to develop such new intellectual property.

The Company relies on a combination of United States patent, copyright, trademark, and trade secret laws to protect its intellectual property rights. With respect to certain of the Company's international operations, the Company files patent applications with foreign governments. However, many foreign countries do not have intellectual property laws that are as well developed as those of the United States. The Company enters into confidentiality agreements relating to its intellectual property with its employees and consultants. In addition, the Company includes confidentiality provisions in license and non-exclusive sales agreements with its customers.

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

Sole Source Suppliers

The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and components. Many non-standard parts are obtained from a single source or a limited group of suppliers. However, there are other vendors who could produce these parts in satisfactory quantities after a period of pre-qualification and product ramping. Certain key components and products are purchased from sole source suppliers that the Company believes are currently the only manufacturers of the particular components that meet the Company's qualification requirements and other specifications or for which alternative sources of supply are not readily available. Imation Corporation is a sole source supplier for the 9840 and 9940 tape cartridges and the Company is dependent upon Imation to economically produce large volumes of high-quality tape cartridges at a cost acceptable to the Company and its customers. IBM is currently a sole source supplier for disk drives used in the Company's 9500 Shared Virtual Array(TM) (SVA) and VSM products. IBM has indicated these drives will no longer be manufactured after June 2001. The Company has entered into a final purchase commitment with IBM based on forecasted requirements. The Company is currently developing an industry standard drive interface for its SVA and VSM products. This project is in the engineering and development stage. Failure to accurately forecast drive requirements or changes in the development schedule for the drive interface could result in excess inventory and related inventory write-offs, or the inability to meet customer needs for these products.

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

The Company is dependent upon a sole subcontractor, Herald Datanetics Ltd.
(HDL), to manufacture a key component used in certain tape products. HDL is located in the People's Republic of China (PRC). To date, the Company has not experienced any material problems with HDL. The Company's dependence upon HDL is subject to additional risks beyond those associated with other sole suppliers, including the lack of a well-established court system or acceptance of the rule of law in the PRC, the degree to which the PRC permits economic reform policies to continue, the political relationship between the PRC and the United States, and broader political and economic factors, such as whether the PRC is admitted to the World Trade Organization.

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

From time to time, the Company has experienced delivery delays, increased lead times in ordering parts and components for its products, and rapid changes in the demand by customers for certain products. These longer lead times, coupled with rapid changes in the demand for products, could result in a shortage of parts and components, reduced control over delivery schedules, and an inability to fulfill customer orders in a timely manner. The complexities of these issues increase when the Company transitions to newer technologies and products. These factors could have a material adverse effect on revenue and operating results.

Earnings Fluctuations

The Company's financial and operating results may fluctuate from quarter to quarter for a number of reasons. Many of the Company's customers undertake detailed procedures relating to the evaluation, testing, implementation, and acceptance of the Company's products. This evaluation process results in a variable sales cycle and makes it difficult to predict if or when revenue will be earned. Furthermore, gross margins may be adversely impacted in an effort to complete the sales cycle. In the past, the Company's results have followed a seasonal pattern, which reflects the tendency of customers to make their purchase decisions at the end of a calendar year. During any fiscal quarter, a disproportionately large percentage of the total product sales is earned in the last weeks or days of the quarter. A number of other factors may also cause revenue to fall below expectations, such as product and technology transitions announced by the Company or its competitors, delays in the availability of new products, changes in the purchasing patterns of the Company's customers and distribution partners, or adverse global economic conditions. The mix of sales among the Company's business segments and sales concentration in particular geographic regions may carry different gross profit margins and may cause the Company's operating margins to fluctuate. These factors make the forecasting of revenue inherently difficult. Because the Company plans its operating expenses on expected revenue, a shortfall in revenue may cause earnings to be below expectations in that period.

The Company has experienced adverse effects from the recent slowdown in the global economy as some customers have delayed purchase decisions and are reevaluating their information technology spending budgets. In an attempt to protect itself from this economic downturn, the Company has implemented various cost saving measures, including delayed merit increases and reduced discretionary spending. There can be no assurance that a prolonged economic downturn will not have an adverse effect on the Company's future revenue or operating results. Although the Company has a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn would also increase the Company's exposure to credit risk on its trade receivables.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this Item 3 is included in the section above entitled "Market Risk Management."

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2.4 billion. In December 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the Court of Appeals). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. In July 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. In August 1999, Stuff filed a notice of appeal with the Appeals Court seeking to overturn the decision of the District Court. In August 2000, the Court of Appeals remanded the case back to the District Court for a trial on the factual issues relating to the interpretation of the language embodied in the 1990 Settlement Agreement. The Company filed a Petition for Rehearing with the Court of Appeals. In October 2000, the Court of Appeals modified its decision, but denied the Company's Petition for Rehearing. In November 2000, the Company filed a Petition for Certiorari with the Supreme Court of Colorado (the Supreme Court). In April 2001, the Supreme Court denied the Company's petition. The case has been remanded to the District Court for trial. In June 2001, the Company filed a motion with the District Court to bifurcate the trial into a liability phase and, if Stuff were to prevail in the liability phase, a damages phase. In July 2001, the District Court granted the Company's request for a bifurcated trial. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

In December 1999, the Company filed suit in the U.S. District Court for the Western District of Wisconsin against Cisco Systems, Inc. ("Cisco"), alleging that Cisco infringed upon a certain patent of the Company that Cisco used in its products. The Company filed an amended complaint on December 30, 1999, in which the Company alleged that Cisco had infringed upon a second patent used in its products. Cisco filed an answer in January 2000 denying the Company's claims, alleging that the Company's patents are invalid and asserting that a microchip used in one of the Company's network security products infringed upon one of Cisco's patents. Subsequently, Cisco amended its answer to drop its infringement counterclaim and to drop certain equitable defenses to the Company's claims. In March 2000, the case was transferred to the U.S. District Court for the Northern District of California. A trial date is set for March 11, 2002.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders (the Annual Meeting) was held on May 24, 2001. A total of 95,690,821 shares of common stock, par value $.10 per share (the Common Stock), were present at the Annual Meeting, either in person or by proxy, constituting a quorum. The matters voted upon at the Annual Meeting by the stockholders consisted of the three proposals specifically set forth in the Company's definitive Proxy Statement, dated April 16, 2001 (the Proxy Statement), along with one proposal brought from the floor of the Annual Meeting.

The first proposal related to the election of eight persons to serve on the Company's Board of Directors. The Board's nominees were each elected and received, respectively, the following votes:

          Nominee                       For              Withheld
-----------------------------------------------------------------
James R. Adams                      94,076,681          1,614,140
William L. Armstrong                94,073,156          1,617,665
William R. Hoover                   94,074,566          1,616,255
William T. Kerr                     94,076,409          1,614,412
Robert E. La Blanc                  94,066,286          1,624,535
Robert E. Lee                       94,074,427          1,616,394
Patrick J. Martin                   94,070,809          1,620,012
Richard C. Steadman                 94,063,060          1,626,961

The second proposal related to an amendment to the Company's 1987 Amended and Restated Employee Stock Purchase Plan, as amended, to increase the number of shares of Common Stock authorized to be granted by 3,000,000 shares. The second proposal was adopted by a vote of 92,827,002 in favor to 2,547,810 against, with 316,009 abstentions.

The third proposal related to a stockholders' proposal to permit cumulative voting in the election of directors. The third proposal was rejected by a vote of 35,039,487 in favor to 40,010,267 against, with 476,810 abstentions and 20,164,257 broker non-votes.

A stockholder made a proposal from the floor of the Annual Meeting to require the Company to disclose in its proxy statement the name of all persons nominated by stockholders to serve as a director of the Company. This proposal was rejected by a vote of 55,024 in favor to 95,635,797 against, with no abstentions and no broker non-votes.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated by reference into this Quarterly Report on Form 10-Q:

3.1 Restated Certificate of Incorporation of Storage Technology Corporation dated July 28, 1987 (previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.2 Certificate of Amendment dated May 22, 1989, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as
         Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.3 Certificate of Second Amendment dated May 28, 1992, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as
         Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.4 Certificate of Third Amendment dated May 21, 1999, to the Restated Certificate of Incorporation dated July 28, 1987 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1999, filed on August 9, 1999, and incorporated herein by reference)

3.5 Restated Bylaws of Storage Technology Corporation, as amended through November 11, 1998 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 19, 1998, and incorporated herein by reference)

4.1 Specimen Certificate of Common Stock, $0.10 par value of Registrant (filed as Exhibit (c)(2) as to the Company's Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference)

10.1(1,2) Storage Technology Corporation Amended and Restated 1987 Employee
          Stock Purchase Plan, as amended

10.2(1) Storage Technology Corporation Amended and Restated 1995 Equity Participation Plan (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.3(1) Storage Technology Corporation Management by Objective Bonus Plan (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.4(1) Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)

----------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2  Indicates exhibits filed with this Quarterly Report on Form 10-Q.

10.5(1) Agreement between the Company and Gary Francis, dated August 19, 1997 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 26, 1997, filed on March 6, 1998, and incorporated herein by reference)

10.6(1) Form of Executive Officer Employment Agreement between the Company and Each Executive Officer Named in Exhibit 10.7 hereto, dated October 1999 (previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.7(1) Schedule of Differences in Terms and Conditions of Executive Officer Employment Agreement (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

10.8(1) CEO Employment Agreement, dated July 11, 2000, between the Company and Patrick J. Martin (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 11, 2000, and incorporated herein by reference)

10.9(1) Extension of Retention Agreement, dated July 31, 2000, between the Company and Robert S. Kocol (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 11, 2000, and incorporated herein by reference)

10.10 Amended and Restated Credit Agreement, dated as of January 13, 2000, among the Company, Bank of America, N.A., as Administrative Agent, Swingline Bank and Letter of Credit Issuing Bank and the other financial institutions party thereto (previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.11 Security Agreement, dated as of January 13, 2000, by and among the Company, Bank of America, N.A., as Collateral Agent for itself and other Secured Parties referred to therein (previously filed as Exhibit
         10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.12 Contingent Multicurrency Note Purchase Commitment Agreement dated as of December 12, 1996, between the Company and Bank of America National Trust and Savings Association (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 27, 1996, filed on March 7, 1997, and incorporated herein by reference)

10.13 Second Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated November 20, 1998, between Bank of America National Trust and Savings Association and the Company (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 25, 1998, filed on March 5, 1999, and incorporated herein by reference)

10.14 Third Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated August 13, 1999, between Bank of America National Trust and Savings Association and the Company (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

----------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2  Indicates exhibits filed with this Quarterly Report on Form 10-Q.

10.15 Fourth Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated January 5, 2000, between the Company and Bank of America, N.A. (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.16 Fifth Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated August 15, 2000, between the Company and Bank of America, N.A. (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

10.17(1,2) Offer Letter, dated May 10, 2001, from the Company to Michael McLay

10.18(1) Offer Letter, dated February 9, 2001 from the Company to Jill F. Kenney
         (previously filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.19(1) Offer Letter, dated February 9, 2001 from the Company to Roger Gaston
         (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.21 Waiver Agreement, dated as of April 25, 2001, among the Company, the several financial institutions from time to time party to the Credit Agreement, and Bank of America, N.A., as swingline bank, letter of credit issuing bank and sole administrative agent for the Banks (previously filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.22 Waiver to Second Amended and Restated Multicurrency Note Purchase Commitment Agreement, dated as of April 25, 2001, by and between the Company and Bank of America, N.A. (previously filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.23(1,2) Promissory Note, dated May 11, 2001, from Michael McLay to the
           Company, in the principal amount of $390,000

10.24(1,2) Promissory Note, dated May 11, 2001, from Michael McLay to the
           Company, in the principal amount of $160,000

10.25(1,2) Form of LEAP Participation Agreement, dated April 30, 2001

----------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2  Indicates exhibits filed with this Quarterly Report on Form 10-Q.

(b)      Reports on Form 8-K.

Current Report on Form 8-K, filed on June 11, 2001, relating to an Item 5, Other Matter, regarding the anticipated purchases of common stock by certain executives of the Company

Current Report on Form 8-K, filed on June 22, 2001, relating to an Item 5, Other Matter, regarding a change in executive officers of the Company

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    STORAGE TECHNOLOGY CORPORATION
                                            (Registrant)




    August 9, 2001                       /s/ ROBERT S. KOCOL
------------------------         ------------------------------------------
       (Date)                                Robert S. Kocol
                                         Corporate Vice President
                                        and Chief Financial Officer
                                       (Principal Financial Officer)






    August 9, 2001                       /s/ THOMAS G. ARNOLD
------------------------         ------------------------------------------
       (Date)                                Thomas G. Arnold
                                  Vice President and Corporate Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
No.      Description
--------------------

3.1 Restated Certificate of Incorporation of Storage Technology Corporation dated July 28, 1987 (previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.2 Certificate of Amendment dated May 22, 1989, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as
         Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.3 Certificate of Second Amendment dated May 28, 1992, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as
         Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.4 Certificate of Third Amendment dated May 21, 1999, to the Restated Certificate of Incorporation dated July 28, 1987 (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 25, 1999, filed on August 9, 1999, and incorporated herein by reference)

3.5 Restated Bylaws of Storage Technology Corporation, as amended through November 11, 1998 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 19, 1998, and incorporated herein by reference)

4.1 Specimen Certificate of Common Stock, $0.10 par value of Registrant (filed as Exhibit (c)(2) as to the Company's Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference)

10.1(1,2) Storage Technology Corporation Amended and Restated 1987 Employee
          Stock Purchase Plan, as amended

10.2(1) Storage Technology Corporation Amended and Restated 1995 Equity Participation Plan (filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.3(1) Storage Technology Corporation Management by Objective Bonus Plan (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.4(1) Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)

10.5(1) Agreement between the Company and Gary Francis, dated August 19, 1997 (filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 26, 1997, filed on March 6, 1998, and incorporated herein by reference)

----------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2  Indicates exhibits filed with this Quarterly Report on Form 10-Q.

10.6(1) Form of Executive Officer Employment Agreement between the Company and Each Executive Officer Named in Exhibit 10.7 hereto, dated October 1999 (previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.7(1) Schedule of Differences in Terms and Conditions of Executive Officer Employment Agreement (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

10.8(1) CEO Employment Agreement, dated July 11, 2000, between the Company and Patrick J. Martin (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 11, 2000, and incorporated herein by reference)

10.9(1) Extension of Retention Agreement, dated July 31, 2000, between the Company and Robert S. Kocol (previously filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, filed on August 11, 2000, and incorporated herein by reference)

10.10 Amended and Restated Credit Agreement, dated as of January 13, 2000, among the Company, Bank of America, N.A., as Administrative Agent, Swingline Bank and Letter of Credit Issuing Bank and the other financial institutions party thereto (previously filed as Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.11 Security Agreement, dated as of January 13, 2000, by and among the Company, Bank of America, N.A., as Collateral Agent for itself and other Secured Parties referred to therein (previously filed as Exhibit
         10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.12 Contingent Multicurrency Note Purchase Commitment Agreement dated as of December 12, 1996, between the Company and Bank of America National Trust and Savings Association (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 27, 1996, filed on March 7, 1997, and incorporated herein by reference)

10.13 Second Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated November 20, 1998, between Bank of America National Trust and Savings Association and the Company (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 25, 1998, filed on March 5, 1999, and incorporated herein by reference)

10.14 Third Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated August 13, 1999, between Bank of America National Trust and Savings Association and the Company (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.15 Fourth Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated January 5, 2000, between the Company and Bank of America, N.A. (previously filed as

----------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2  Indicates exhibits filed with this Quarterly Report on Form 10-Q.

         Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.16 Fifth Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated August 15, 2000, between the Company and Bank of America, N.A. (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

10.17(1,2) Offer Letter, dated May 10, 2001, from the Company to Michael McLay

10.18(1) Offer Letter, dated February 9, 2001 from the Company to Jill F. Kenney
         (previously filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.19(1) Offer Letter, dated February 9, 2001 from the Company to Roger Gaston
         (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.21 Waiver Agreement, dated as of April 25, 2001, among the Company, the several financial institutions from time to time party to the Credit Agreement, and Bank of America, N.A., as swingline bank, letter of credit issuing bank and sole administrative agent for the Banks (previously filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.22 Waiver to Second Amended and Restated Multicurrency Note Purchase Commitment Agreement, dated as of April 25, 2001, by and between the Company and Bank of America, N.A. (previously filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.23(1,2) Promissory Note, dated May 11, 2001, from Michael McLay to the
           Company, in the principal amount of $390,000

10.24(1,2) Promissory Note, dated May 11, 2001, from Michael McLay to the
           Company, in the principal amount of $160,000

10.25(1,2) Form of LEAP Participation Agreement, dated April 30, 2001

----------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2  Indicates exhibits filed with this Quarterly Report on Form 10-Q.