Form 10-Q
period 2001-09-28
STORAGE TECHNOLOGY CORP
filed 2001-11-08
CIK 94673

Form 10-Q
================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 28, 2001
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Common stock ($.10 Par Value) - 104,811,775 shares outstanding at November 5, 2001.

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                               September 28, 2001

                                                                            PAGE
                                                                            ----

PART I - FINANCIAL INFORMATION

       Item 1 - Financial Statements

                  Consolidated Balance Sheet                                   3

                  Consolidated Statement of Operations                         4

                  Consolidated Statement of Cash Flows                         5

                  Consolidated Statement of Changes in Stockholders' Equity    6

                  Notes to Consolidated Financial Statements                   7

       Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                    14

       Item 3 - Quantitative and Qualitative Disclosures about Market Risk    27


PART II - OTHER INFORMATION

       Item 1 - Legal Proceedings                                             28

       Item 6 - Exhibits and Reports on Form 8-K                              29

       Signatures                                                             33

       Exhibit Index                                                          34

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            (In Thousands of Dollars)


                                                       09/28/01       12/29/00
                                                      ------------------------
                                                     (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                        $   352,423    $   279,731
   Accounts receivable                                  471,939        553,790
   Inventories (Note 2)                                 244,625        218,218
   Deferred income tax assets                           121,332        121,703
   Other current assets (Note 4)                          4,198              -
                                                     ----------     ----------
     Total current assets                             1,194,517      1,173,442

Property, plant, and equipment, net                     248,846        267,082
Spare parts for maintenance, net                         32,137         41,614
Deferred income tax assets                               74,364         73,997
Other assets                                             92,121         97,423
                                                     ----------     ----------
     Total assets                                   $ 1,641,985    $ 1,653,558
                                                     ==========     ==========




LIABILITIES
Current liabilities:
   Credit facilities (Note 3)                       $    74,853    $    78,381
   Current portion of long-term debt                        957          6,110
   Accounts payable                                      74,560         99,675
   Accrued liabilities                                  345,441        363,048
   Income taxes payable                                 158,745        155,626
                                                     ----------     ----------
     Total current liabilities                          654,556        702,840
Long-term debt                                           10,002         12,083
                                                     ----------     ----------
     Total liabilities                                  664,558        714,923
                                                     ----------     ----------

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 300,000,000 shares
   authorized; 104,239,529 shares issued at
   September 28, 2001, and 103,172,244 shares
   issued at December 29, 2000                           10,424         10,320
Capital in excess of par value                          864,020        854,744
Retained earnings                                       110,083         82,922
Accumulated other comprehensive income (Note 5)           1,562              -
Treasury stock, 160,145 shares at September 28,
   2001, and 113,774 shares at December 29, 2000         (2,937)        (2,334)
Unearned compensation                                    (5,725)        (7,017)
                                                     ----------     ----------
     Total stockholders' equity                         977,427        938,635
                                                     ----------     ----------
     Total liabilities and stockholders' equity     $ 1,641,985    $ 1,653,558
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

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                       Quarter Ended       Nine Months Ended
                                     ------------------------------------------
                                     09/28/01  09/29/00   09/28/01    09/29/00
                                     ------------------------------------------
Revenue
   Storage products                  $322,960  $325,301  $  974,591  $  975,308
   Storage services                   175,039   161,316     504,361     483,455
                                      -------   -------   ---------   ---------
      Total revenue                   497,999   486,617   1,478,952   1,458,763
                                      -------   -------   ---------   ---------

Cost of revenue
   Storage products                   174,204   179,254     538,184     578,502
   Storage services                   101,768    99,941     301,702     308,554
                                      -------   -------   ---------   ---------
      Total cost of revenue           275,972   279,195     839,886     887,056
                                      -------   -------   ---------   ---------

   Gross profit                       222,027   207,422     639,066     571,707

Research and product development
 costs                                 60,563    63,112     185,770     192,594
Selling, general, administrative,
 and other income and expense, net    135,055   129,403     414,138     396,380
Restructuring expense (Note 7)              -     3,376           -      27,176
                                      -------   -------   ---------   ---------

   Operating profit (loss)             26,409    11,531      39,158     (44,443)

Interest income                         2,465     1,442       7,222       7,843
Interest expense                       (1,759)   (3,353)     (5,219)    (13,617)
                                      -------   -------   ---------   ---------

   Income (loss) before income taxes   27,115     9,620      41,161     (50,217)

Benefit (provision) for income taxes   (9,200)   (3,350)    (14,000)     17,600
                                      -------   -------   ---------   ---------

   Net income (loss)                 $ 17,915  $  6,270  $   27,161  $  (32,617)
                                      =======   =======   =========   =========


EARNINGS (LOSS) PER COMMON SHARE (Note 9)

Basic earnings (loss) per share      $   0.17  $   0.06  $     0.26  $    (0.32)
                                      =======   =======   =========   =========

Weighted-average shares               103,352   101,300     102,886     100,871
                                      =======   =======   =========   =========

Diluted earnings (loss) per share    $   0.17  $   0.06  $     0.26  $    (0.32)
                                      =======   =======   =========   =========

Weighted-average and dilutive
 potential shares                     105,140   102,064     104,500     100,871
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

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                            (In Thousands of Dollars)

                                                          Nine Months Ended
                                                      -------------------------
                                                        09/28/01     09/29/00
                                                      -------------------------
OPERATING ACTIVITIES
Cash received from customers                          $ 1,548,705   $ 1,582,149
Cash paid to suppliers and employees                   (1,414,958)   (1,336,949)
Cash paid for restructuring activities (Note 7)                 -       (25,373)
Interest received                                           7,222         7,843
Interest paid                                              (4,197)      (12,287)
Income taxes (paid) refunded                              (11,252)       61,293
                                                       ----------    ----------
     Net cash provided by operating activities            125,520       276,676
                                                       ----------    ----------

INVESTING ACTIVITIES
Purchases of property, plant, and equipment               (50,029)      (50,367)
Proceeds from sale of property, plant, and equipment           82         2,053
Other assets                                               (6,173)      (18,984)
                                                       ----------    ----------
Net cash used in investing activities                     (56,120)      (67,298)
                                                       ----------    ----------

FINANCING ACTIVITIES
Repayments of credit facilities, net                       (3,163)     (173,220)
Proceeds from other debt                                    1,913        20,963
Repayments of other debt                                   (8,607)      (44,198)
Proceeds from employee stock plans                          8,437         9,174
                                                       ----------    ----------
     Net cash used in financing activities                 (1,420)     (187,281)
                                                       ----------    ----------

     Effect of exchange rate changes on cash                4,712       (15,905)
                                                       ----------    ----------

Increase in cash and cash equivalents                      72,692         6,192
Cash and cash equivalents - beginning of the period       279,731       215,421
                                                       ----------    ----------
Cash and cash equivalents - end of the period         $   352,423   $   221,613
                                                       ==========    ==========


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES
Net income (loss)                                     $    27,161   $   (32,617)
Depreciation and amortization expense                      87,418       106,848
Inventory writedowns                                       40,417        62,495
Non-cash restructuring expense (Note 7)                         -         5,720
Translation (gain) loss                                   (19,433)       18,393
Other non-cash adjustments to income                       25,116            (4)
Decrease in accounts receivable                            70,120       139,714
Increase in other current assets                           (1,831)            -
Increase in inventories                                   (62,364)      (26,325)
Increase in spare parts                                    (7,391)      (18,413)
(Increase) decrease in deferred income tax assets            (500)          452
Decrease in accounts payable and accrued liabilities      (36,441)      (21,292)
Increase in income taxes payable                            3,248        41,705
                                                       ----------     ---------
     Net cash provided by operating activities        $   125,520    $  276,676
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

                                           STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                            (Unaudited)
                                                      (In Thousands of Dollars)

                                                                              Accumulated
                                                     Capital in                 Other
                                          Common     Excess of    Retained   Comprehensive Treasury     Unearned
                                           Stock     Par Value    Earnings      Income       Stock    Compensation     Total
                                         --------    ---------    ---------    ---------   --------    ----------    ---------
Balances, December 29, 2000             $  10,320    $ 854,744    $  82,922    $       -   $ (2,334)    $  (7,017)   $ 938,635
                                         --------     --------     --------     --------    -------      --------     --------

Components of comprehensive income:
    Net income                                  -            -       27,161            -          -             -       27,161
    Other comprehensive income (Note 5)         -            -            -        1,562          -             -        1,562
                                         --------     --------     --------     --------    -------      --------     --------
           Total comprehensive income           -            -       27,161        1,562          -             -       28,723
                                         --------     --------     --------     --------    -------      --------     --------

Common stock issued under stock
option and purchase plans                     103        8,334            -            -          -             -        8,437

Other                                           1          942            -            -       (603)        1,292        1,632

                                         --------     --------     --------     --------    -------      --------     --------
Balances, September 28, 2001            $  10,424    $ 864,020    $ 110,083    $   1,562   $ (2,937)    $  (5,725)   $ 977,427
                                         --------     --------     --------     --------    -------      --------     --------

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


NOTE 2 - INVENTORIES

Inventories, net of associated reserves, consist of the following (in thousands of dollars):

                                       09/28/01   12/29/00
                                       -------------------

                     Raw materials     $ 53,605   $ 54,773
                     Work-in-process     60,740     43,175
                     Finished goods     130,280    120,270
                                        -------    -------
                                       $244,625   $218,218
                                        =======    =======


NOTE 3 - DEBT AND FINANCING ARRANGEMENTS

The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $75,000,000 at any one time. The agreement, which expires in January 2002, provides for commitments by the bank to purchase the Company's promissory notes denominated in a number of foreign currencies. As of September 28, 2001, the Company had promissory notes of approximately $74,853,000 outstanding under this financing agreement and had committed to borrowings between October 2001 and January 2002 in the cumulative principal amount of approximately $99,066,000. The notes must be repaid only to the extent of future revenue. Obligations under the agreement are not cancelable by the Company or the bank. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance. The weighted average interest rate associated with the promissory notes outstanding as of September 28, 2001, was 5.58%. Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount up to the outstanding balance of the promissory notes. See Note 4 for a discussion of the accounting treatment for gains and losses under this arrangement.

The Company entered into a $150,000,000 revolving credit facility (the Revolver) in October 2001 that expires in October 2004. The interest rates for borrowing under the Revolver are dependent upon the Company's total debt to rolling four quarter Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA) ratio and upon the term of the outstanding borrowing. The rate ranges from the applicable LIBOR plus 1.75% to 2.50% or the agent bank's base rate plus 0.00% to 0.50%. The Revolver is secured by the Company's U.S. accounts receivable and U.S. inventory, and contains certain financial and other covenants, including restrictions on the payment of cash dividends on the Company's common stock. The Revolver replaces a previous revolving credit facility that expired in October 2001.


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

The functional currency for the Company's foreign subsidiaries is the U.S. dollar. A significant portion of the Company's revenue is generated by its international operations. As a result, the Company's financial position, earnings, and cash flows can be materially affected by changes in foreign currency exchange rates. The Company attempts to mitigate this exposure as part of its foreign currency hedging program. The primary goal of the Company's foreign currency hedging program is to reduce the risk of adverse foreign currency movements on the reported financial results of its non-U.S. dollar transactions. To operate this hedging program, the Company uses a combination of foreign currency forwards embedded in a financing agreement, stand-alone foreign currency options, and stand-alone foreign currency forwards. The Company does not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions and the Company manages the notional amount of contracts entered into with any one counterparty.

The Company does not hold or issue derivatives or any other financial instruments for trading purposes.

Cash Flow Hedges

The Company attempts to mitigate the risk that forecasted cash flows associated with revenue denominated in foreign currencies may be adversely affected by changes in foreign currency exchange rates through a combination of foreign currency forwards embedded in the Company's borrowing commitments under a financing agreement, stand-alone foreign currency options, and stand-alone foreign currency forwards. See Note 3 for further discussion of the financing agreement. Typically, the maximum length of time over which the Company hedges its exposure to the variability of forecasted cash flows with these derivatives is 16 months. The Company's derivatives used for hedging forecasted cash flows had a notional amount of $467,534,000 as of September 28, 2001, and $396,502,000 as of December 29, 2000.

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

In evaluating hedge effectiveness for foreign currency forwards, the Company assesses changes in the forward rates. The forward rates are defined as the sum of the forward points as quoted by independent quote services and the spot rates as of the end of the fiscal period. With respect to the foreign currency options used as cash flow hedges, these options are considered perfectly effective based on the currencies, notional amounts, pricing, and maturity of the options utilized by the Company - consistent with guidance provided by the Derivatives Implementation Group of the Financial Accounting Standards Board. Accordingly, the Company records all of the changes in the options' fair value, including changes in the time value of the options, in OCI. The fair value is based on a Black-Scholes option pricing model.

During the quarter ended September 28, 2001, the Company had no expense for ineffectiveness associated with hedging instruments. During the nine months ended September 28, 2001, the Company recognized approximately $500,000 of SG&A expense for ineffectiveness associated with hedging instruments. Of the net estimated gain of $1,562,000 recorded in Accumulated OCI as of September 28, 2001, associated with cash flow hedges, approximately $1,286,000 is expected to be reclassified into revenue during the next twelve months.

Other Derivatives

The Company also utilizes foreign currency forwards, generally with durations of less than two months, to reduce its exposure to foreign currency exchange rate fluctuations in connection with monetary assets and liabilities denominated in foreign currencies. The Company accounts for these derivatives in accordance with SFAS No. 52, "Foreign Currency Translation." The Company records these forwards at their estimated fair value within other current assets or liabilities in the Consolidated Balance Sheet. Changes in the fair value of these derivatives are immediately recognized as a component of SG&A in the Consolidated Statement of Operations. The notional amount of outstanding foreign currency forwards utilized to reduce the Company's exposure to foreign currency rate fluctuations in connection with monetary assets and liabilities denominated in foreign currencies was approximately $172,961,000 as of September 28, 2001, and $230,515,000 as of December 29, 2000.

NOTE 5 - OTHER COMPREHENSIVE INCOME (LOSS)

The changes in the components of other comprehensive income (loss) are as follows (in thousands of dollars):

                                                         Quarter   Nine Months
                                                          Ended       Ended
                                                         09/28/01    09/28/01
                                                         ----------------------
Other comprehensive income (loss), before tax:
 Cumulative effect of change in accounting principle     $      -    $(11,416)
 Net gains (losses) on foreign currency cash flow hedges  (10,241)     24,739
 Reclassification adjustment for net gains included in
  net income                                               (1,270)    (10,956)
                                                          -------     -------
Other comprehensive income (loss), before tax             (11,511)      2,367
    Income tax benefit (expense) related to items of
         other comprehensive income (loss)                  3,914        (805)
                                                          -------     -------
Other comprehensive income (loss), net of tax            $ (7,597)   $  1,562
                                                          ========    =======

All of the changes in the components of other comprehensive income (loss) relate to the accounting for derivative instruments. See Note 4 for a discussion of the Company's accounting for derivative instruments.


NOTE 6 - LITIGATION

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2,400,000,000. In December 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the Court of Appeals). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. In July 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. In August 1999, Stuff filed a notice of appeal with the Appeals Court seeking to overturn the decision of the District Court. In August 2000, the Court of Appeals remanded the case back to the District Court for a trial on the factual issues relating to the interpretation of the language embodied in the 1990 settlement agreement. The Company filed a Petition for Rehearing with the Court of Appeals. In October 2000, the Court of Appeals modified its decision, but denied the Company's Petition for Rehearing. In November 2000, the Company filed a Petition for Certiorari with the Supreme Court of Colorado (the Supreme Court). In April 2001, the Supreme Court denied the Company's petition. The case has been remanded to the District Court for trial. In June 2001, the Company filed a motion with the District Court to bifurcate the trial into a liability phase and, if Stuff were to prevail in the liability phase, a damages phase. In July 2001, the District Court granted the Company's request for a bifurcated trial. No trial date has been set. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

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

The Company incurred approximately $3,376,000 of restructuring expense in the third quarter of 2000, and approximately $27,176,000 of restructuring expense during the nine months of 2000. Of the $27,176,000 of restructuring expense incurred during the nine months of 2000, approximately $21,456,000 related to employee severance expense, $5,258,000 related to the impairment writedown of assets at the Company's manufacturing facility in Toulouse, France and to asset writedowns associated with the spin-off of the Company's managed storage services business, and $462,000 related to excess lease space in Canada and legal and accounting expenses associated with the spin-off of the Company's managed storage services business. The restructuring program was completed in the third quarter of 2000.


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

                                Quarter Ended             Nine Months Ended
                            ---------------------------------------------------
                            09/28/01     09/29/00      09/28/01       09/29/00
                            ---------------------------------------------------
Revenue:
 Storage products           $322,960     $325,301     $  974,591     $  975,308
 Storage services            175,039      161,316        504,361        483,455
                             -------      -------      ---------      ---------
  Total revenue             $497,999     $486,617     $1,478,952     $1,458,763
                             =======      =======      =========      =========

Gross profit:
 Storage products           $148,756     $146,047       $436,407       $396,806
 Storage services             73,271       61,375        202,659        174,901
                             -------      -------        -------        -------
  Total gross profit        $222,027     $207,422       $639,066       $571,707
                             =======      =======        =======        =======

The following table provides supplemental financial data regarding revenue from the Company's storage products segment (in thousands of dollars):

                                Quarter Ended              Nine Months Ended
                            ---------------------------------------------------
                            09/28/01     09/29/00       09/28/01       09/29/00
                            ---------------------------------------------------
Tape products               $258,125     $249,006       $791,325       $761,157
Disk products                 23,500       32,226         75,098        104,392
Network and other products    41,335       44,069        108,168        109,759
                             -------      -------        -------        -------
  Total storage products
   revenue                  $322,960     $325,301       $974,591       $975,308
                             =======      =======        =======        =======


NOTE 9 - EARNINGS (LOSS) PER SHARE

The following table presents the calculation of basic and diluted earnings
(loss) per share (in thousands, except per share amounts):

                                Quarter Ended              Nine Months Ended
                            ---------------------------------------------------
                            09/28/01     09/29/00       09/28/01       09/29/00
                            ---------------------------------------------------

Net income (loss)           $ 17,915     $  6,270       $ 27,161       $(32,617)
                             =======      =======        =======        =======

Weighted-average shares      103,352      101,300        102,886        100,871
Effect of dilutive shares      1,788          764          1,614              -
                             -------      -------        -------        -------
Weighted-average and
dilutive potential shares    105,140      102,064        104,500        100,871
                             =======      =======        ========       =======

Basic earnings (loss) per
 share                      $   0.17     $   0.06       $   0.26       $  (0.32)
                             =======      =======        =======        =======

Diluted earnings (loss)
 per share                  $   0.17     $   0.06       $   0.26       $  (0.32)
                             =======      =======        =======        =======

For the quarters ended September 28, 2001, and September 29, 2000, options to purchase 6,081,221 and 12,640,860 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company's common stock and, therefore, the effect would have been antidilutive. For the nine months ended September 28, 2001, options to purchase 6,755,375 shares of common stock were excluded from the computation of diluted earnings per share for the same reason. For the nine months ended September 29, 2000, options to purchase 12,787,883 shares of common stock were excluded from the computation of diluted earnings per share because they were antidilutive as a result of the net loss incurred in that period.


NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." This statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 141 is effective for the Company's financial statements for the year ending December 28, 2001. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial position or results of operations.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for the Company's financial statements for the year ending December 27, 2002. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial position or results of operations.

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 28, 2001


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

GENERAL

The Company reported net income for the third quarter ended September 28, 2001, of $17.9 million on revenue of $498.0 million, compared to net income of $6.3 million for the third quarter ended September 29, 2000, on revenue of $486.6 million. Net income of $27.2 million was reported for the nine months of 2001 on revenue of $1.48 billion, compared to a net loss of $32.6 million for the nine months of 2000 on revenue of $1.46 billion. The Company's reported results for the third quarter and nine months of 2000 include one-time, pre-tax expenses of $3.4 million and $27.2 million, respectively, associated with restructuring. Excluding the one-time, pre-tax charges, the Company would have reported net income of $8.4 million and a net loss of $15.0 million during the third quarter and nine months of 2000, respectively.

Many of the Company's customers undertake detailed procedures relating to the evaluation, testing, implementation, and acceptance of the Company's products. This evaluation process results in a variable sales cycle and makes it difficult to predict if or when revenue will be earned, which may therefore adversely impact the Company's financial results. Further, gross margins may be adversely impacted in an effort to complete the sales cycle. Future financial results also depend upon the Company's ability to manage its costs and operating expenses in line with revenue; the timely development, manufacture, and introduction of new products and services; and the implementation of its disk and storage area network (SAN) strategy. For a discussion of these and other risk factors, see "Factors That May Affect Future Results."

The Company's operating activities provided cash of $125.5 million during the nine months of 2001 compared to cash of $276.7 million provided by operating activities during the same period in 2000. The decrease in cash provided by operating activities during the nine months of 2001, compared to the same period in 2000, was primarily a result of reduced cash received from customers due to a lower level of sales revenue in the fourth quarter of 2000, compared to the fourth quarter of 1999; increased purchases of inventory; and increased income tax payments. See "Liquidity and Capital Resources -- Working Capital" for additional discussion of working capital. Cash used in investing activities decreased from $67.3 million during the nine months of 2000 to $56.1 million during the nine months of 2001, primarily due to investments made in a spin-off company and a storage solutions company during the nine months of 2000. Cash used in financing activities decreased from $187.3 million during the nine months of 2000 to $1.4 million during the nine months of 2001, primarily due to repayments of borrowings under the Company's credit facilities.

The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information and revenue by segment:

                                            Quarter Ended     Nine Months Ended
                                          --------------------------------------
                                          09/28/01  09/29/00  09/28/01  09/29/00
                                          --------------------------------------
Storage products revenue:
    Tape products                           51.9%     51.2%     53.5%     52.2%
    Disk products                            4.7       6.6       5.1       7.2
    Network and other products               8.3       9.0       7.3       7.5
                                           -----     -----     -----     -----
       Total storage products revenue       64.9      66.8      65.9      66.9
Storage services revenue                    35.1      33.2      34.1      33.1
                                           -----     -----     -----     -----
       Total revenue                       100.0     100.0     100.0     100.0
Cost of revenue                             55.4      57.4      56.8      60.8
                                           -----     -----     -----     -----
       Gross profit                         44.6      42.6      43.2      39.2
Research and product development costs      12.2      13.0      12.5      13.2
Selling, general, administrative,
  and other income and expense, net         27.1      26.5      28.0      27.1
Restructuring expense                          -       0.7         -       1.9
                                           -----     -----     -----     -----
       Operating profit (loss)               5.3       2.4       2.7      (3.0)
Interest income (expense), net               0.1      (0.4)      0.1      (0.4)
                                           -----     -----     -----     -----
       Income (loss) before income taxes     5.4       2.0       2.8      (3.4)
Benefit (provision) for income taxes        (1.8)     (0.7)     (1.0)      1.2
                                           -----     -----     -----     -----
       Net income (loss)                     3.6%      1.3%      1.8%     (2.2)%
                                           =====     =====     =====     =====


REVENUE


STORAGE PRODUCTS

The Company's storage products revenue consists of sales of tape, disk, and network products for the enterprise and open systems markets, including SANs. The open systems market consists of products designed to operate in the UNIX, NT, and other non-MVS operating environments. Revenue from the storage products segment was largely unchanged during the third quarter and nine months of 2001, compared to the same periods in 2000.

Tape Products

Tape product revenue increased 4% during the third quarter and nine months of 2001, compared to the same periods in 2000. The increases in tape revenue were primarily due to increased sales of the Virtual Storage Manager(R) (VSM), the L-series open systems tape automation products, and the 9840/9940 family of tape drives. These increases were partially offset by decreased sales of the Timberline(R) 9490, earlier generation open systems tape automation products, and the Powderhorn(R) automated tape library. Continuing to extend the Company's reach into the open systems market with tape and tape automation products will be key in growing tape product revenue. See "Factors That May Affect Future Results - Emerging Markets" for a discussion of the risks associated with future revenue growth in the open systems market.

Disk Products

Disk product revenue decreased 27% and 28% during the third quarter and nine months of 2001, respectively, compared to the same periods in 2000. Disk revenue for the third quarter of 2001 continued to be adversely affected by significant price erosion and competition in the disk market. The Company is still developing its direct sales force for disk products in the United States and Canada. Disk revenue in the third quarter of 2001 was also adversely affected by the worldwide slowdown in customer spending for disk storage. With the introduction of the V960 Shared Virtual Array (TM) disk subsystem in August 2001, the Company is continuing its strategy of targeting sales of its disk products in those environments in which its virtual technology provides the most effective solution to customers' data storage requirements. See "Factors That May Affect Future Results - New Products and Services" for a discussion of the risks associated with new disk products.

Network and Other Products

Network and other products revenue decreased 6% and 1% during the third quarter and nine months of 2001, respectively, compared to the same periods in 2000. The decrease in network revenue for the third quarter of 2001, as compared to the third quarter of 2000, was primarily due to decreased sales of StorageTek hardware and connectivity products, partially offset by incremental sales revenue from the StorageNet(TM) 6000 series of domain managers. The Company is focusing its StorageNet(TM) 6000 efforts on the development of enhanced applications for managing tape storage. Future revenue growth is significantly dependent upon the Company's ability to successfully compete in the SANs market. See "Factors That May Affect Future Results - New Products and Services and Emerging Markets" for a discussion of the risks associated with the Company's SAN strategy.


STORAGE SERVICES

The Company's storage services revenue primarily consists of revenue associated with the maintenance of the Company's and third-party storage products, as well as integration service revenue associated with storage consulting activities. Storage services revenue increased 9% and 4% during the third quarter and nine months of 2001, respectively, compared to the same periods in 2000. These increases are primarily due to the Company's progress in service delivery initiatives.


GROSS PROFIT

Gross profit margins increased to 45% and 43% for the third quarter and nine months of 2001, respectively, compared to 43% for the third quarter of 2000 and 39% for the nine months of 2000. Gross profit margins for the Company's products segment increased to 46% and 45% for the third quarter and nine months of 2001, respectively, compared to 45% and 41% for the same periods of 2000. These increases in product margins reflect favorable product mixes for the Company's tape products, a shift in the concentration of revenue towards direct sales channels, and benefits associated with operational efficiencies and cost reduction activities. See "Factors That May Affect Future Results - Indirect Channels" for a discussion of the risks associated with the Company's indirect channels. Gross profit margins for the Company's services segment increased to 42% and 40% for the third quarter and nine months of 2001, respectively, compared to 38% and 36% for the same periods in 2000, primarily as a result of progress in service delivery initiatives, as well as an increased focus on profitable storage consulting and integration service activities during 2001.


RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses decreased 4% during the third quarter and nine months of 2001, compared to the same periods in 2000, primarily due to the elimination of several lower priority research and product development programs. The Company continues to focus research and development activities on the core businesses of tape and tape automation, virtual technologies, and SANs.

SELLING, GENERAL, ADMINISTRATIVE, AND OTHER

Selling, general, administrative, and other income and expense (SG&A) increased 4% during the third quarter and nine months of 2001, compared to the same periods in 2000, primarily as a result of increases in sales headcount and other expenses incurred to strengthen the sales organization. The increased investment in the sales organization was partially offset by ongoing cost reduction activities.


LITIGATION

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2.4 billion. In December 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the Court of Appeals). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. In July 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. In August 1999, Stuff filed a notice of appeal with the Appeals Court seeking to overturn the decision of the District Court. In August 2000, the Court of Appeals remanded the case back to the District Court for a trial on the factual issues relating to the interpretation of the language embodied in the 1990 settlement agreement. The Company filed a Petition for Rehearing with the Court of Appeals. In October 2000, the Court of Appeals modified its decision, but denied the Company's Petition for Rehearing. In November 2000, the Company filed a Petition for Certiorari with the Supreme Court of Colorado (the Supreme Court). In April 2001, the Supreme Court denied the Company's petition. The case has been remanded to the District Court for trial. In June 2001, the Company filed a motion with the District Court to bifurcate the trial into a liability phase and, if Stuff were to prevail in the liability phase, a damages phase. In July 2001, the District Court granted the Company's request for a bifurcated trial. No trial date has been set. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

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

The Company incurred approximately $3.4 million of restructuring expense in the third quarter of 2000, and approximately $27.2 million of restructuring expense in the nine months of 2000. Of the $27.2 million of restructuring expense incurred during the nine months of 2000, approximately $21.5 million related to employee severance expense, $5.3 million related to the impairment writedown of assets at the Company's manufacturing facility in Toulouse, France and to asset writedowns associated with the spin-off of the Company's managed storage services business, and $462,000 related to excess lease space in Canada and legal expenses associated with the spin-off of the Company's managed storage services business. The restructuring program was completed in the third quarter of 2000.

The Company is focusing efforts on cost reduction and productivity gains. This focus is particularly critical given the recent slowdown in information technology spending, partially due to economic uncertainties associated with the September 11th terrorist attacks. The Company is currently developing detailed action plans for the implementation of new cost saving initiatives.

There can be no assurance that these initiatives will be successful or sufficient to allow the Company to generate improved operating results in future periods. It is possible that changes in the Company's business or its industry may necessitate additional restructuring expense in the future. The necessity for additional restructuring activities may result in expenses that adversely affect reported results of operations in the period the restructuring plan is adopted, and may require incremental cash payments.

INTEREST INCOME AND EXPENSE

Interest income increased $1.0 million during the third quarter of 2001, compared to the same period in 2000, primarily due to increased levels of cash. Interest income decreased $621,000 during the nine months of 2001, compared to the same period in 2000, primarily due to approximately $3.0 million of interest received in 2000 that was related to an income tax refund. Interest expense decreased $1.6 million and $8.4 million during the third quarter and nine months of 2001, respectively, compared to the same periods in 2000, primarily due to decreased borrowings under the Company's debt and financing arrangements.


INCOME TAXES

The Company's effective tax rate decreased from 35% for the third quarter and nine months of 2000, to 34% for the third quarter and nine months of 2001.

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, management has determined that the Company will more likely than not realize $195.7 million of deferred income tax assets as of September 28, 2001. The Company's valuation allowance of approximately $21.3 million as of September 28, 2001, relates principally to net deductible temporary differences, tax credit carryforwards and net operating loss carryforwards.


RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." This statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. SFAS No. 141 is effective for the Company's financial statements for the year ending December 28, 2001. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial position or results of operations.

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses significant issues relating to the implementation of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for the Company's financial statements for the year ending December 27, 2002. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial position or results of operations.


LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company's operating activities provided cash of $125.5 million during the nine months of 2001 compared to cash of $276.7 million provided by operating activities during the same period in 2000. The decrease in cash provided by operating activities during the nine months of 2001, compared to the same period in 2000, was primarily a result of reduced cash received from customers due to a lower level of sales revenue in the fourth quarter of 2000, compared to the fourth quarter of 1999; increased purchases of inventory; and increased income tax payments. Cash used in investing activities decreased from $67.3 million during the nine months of 2000 to $56.1 million during the nine months of 2001, primarily due to investments made in a spin-off company and a storage solutions company during the nine months of 2000. Cash used in financing activities decreased from $187.3 million during the nine months of 2000 to $1.4 million during the nine months of 2001, primarily due to repayments of borrowings under the Company's credit facilities.

The average collection period for Company receivables decreased from 87 days for the third quarter of 2000, to 86 days for the third quarter of 2001. Inventory balances increased from $218.2 million as of December 29, 2000, to $244.6 million as of September 28, 2001, primarily as a result of the Company fulfilling the final portion of its commitment to purchase disk drives from IBM and completing end-of-life manufacturing for a line of older tape products.

Available Financing Lines

The Company has a financing agreement with a bank that provides for the sale of promissory notes in the principal amount of up to $75.0 million at any one time. The agreement, which expires in January 2002, provides for commitments by the bank to purchase the Company's promissory notes denominated in a number of foreign currencies. As of September 28, 2001, the Company had promissory notes of approximately $74.9 million outstanding under this financing agreement and had committed to borrowings between October 2001 and January 2002 in the cumulative principal amount of approximately $99.1 million. The notes must be repaid only to the extent of future revenue. Obligations under the agreement are not cancelable by the Company or the bank. The promissory notes, together with accrued interest, are payable in U.S. dollars within 40 days from the date of issuance. The weighted average interest rate associated with the promissory notes outstanding as of September 28, 2001, was 5.58%. Under the terms of the agreement, the Company is required to comply with certain covenants and, under certain circumstances, may be required to maintain a collateral account, including cash and qualifying investments, in an amount up to the outstanding balance of the promissory notes.

The Company entered into a $150.0 million revolving credit facility (the Revolver) in October 2001 that expires in October 2004. The interest rates for borrowing under the Revolver are dependent upon the Company's Total Debt to rolling four quarter Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA) ratio and the term of the outstanding borrowing. The rate ranges from the applicable LIBOR plus 1.75% to 2.50% or the agent bank's base rate plus 0.00% to 0.50%. The Revolver is secured by the Company's U.S. accounts receivable and U.S. inventory, and contains certain financial and other covenants, including restrictions on the payment of cash dividends on the Company's common stock. The Revolver replaces a previous revolving credit facility that expired in October 2001.

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

Total Debt-to-Capitalization

The Company's total debt-to-capitalization ratio decreased from 9% as of December 29, 2000, to 8% as of September 28, 2001, primarily due to the repayment of a note payable. See "Working Capital," above, for a discussion of cash sources and uses.


INTERNATIONAL OPERATIONS

International operations accounted for approximately 49% and 50% of the Company's revenue for the third quarter and nine months of 2001, respectively, unchanged when compared to the same periods of 2000. The Company also sells products through domestic indirect distribution channels that have end-user customers located outside the United States. The Company expects that it will continue to generate a significant portion of its revenue from international operations. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within Western Europe, principally Germany, France, and the United Kingdom; Japan; Canada; and Australia. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates. In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a foreign currency hedging program. See "Market Risk Management," below.

The Company's international business may be affected by changes in demand resulting from global and localized economic, business, and political conditions. The Company is subject to the risks of conducting business outside the United States, including adverse political and economic conditions;

impositions of, or changes in, tariffs, quotas, and legislative or regulatory requirements; difficulty in obtaining export licenses; potentially adverse taxes; the burdens of complying with a variety of foreign laws; and other factors outside the Company's control. The Company expects these risks to increase in the future as it expands its operations in Eastern Europe and Asia. There can be no assurances that these factors will not have a material adverse effect on the Company's business or financial results in the future.

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

A hypothetical 10% adverse movement in foreign exchange rates applied to the Company's foreign currency exchange rate sensitive instruments held as of September 28, 2001, and as of December 29, 2000, would result in a hypothetical loss of approximately $67.2 million and $69.5 million, respectively. These hypothetical losses do not take into consideration the Company's underlying international operations. The Company anticipates that any hypothetical loss associated with the Company's foreign currency exchange rate sensitive instruments would be offset by gains associated with its underlying international operations.

Interest Rate Risk

Changes in interest rates affect interest income earned on the Company's cash investments, as well as interest expense on short-term borrowings. A hypothetical 10% adverse movement in interest rates applied to cash investments and short-term borrowings would not have a material adverse effect on the Company's financial position, earnings, or cash flows.

Credit Risk

The Company is exposed to credit risk associated with cash investments, foreign currency derivatives, and trade receivables. The Company does not believe that its cash investments and foreign currency derivatives present significant credit risks, because the counterparties to the instruments consist of major financial institutions and the Company manages the notional amount of contracts entered into with any one counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited due to the large number of customers in the Company's customer base and their dispersion across various industries and geographic areas.


FACTORS THAT MAY AFFECT FUTURE RESULTS

New Products and Services

The Company's results of operations and competitive strength depend upon its ability to successfully develop, manufacture, and market innovative new products and services. Short product life cycles are inherent in the high-technology market. The Company devotes significant resources to research and product development projects and must effectively manage the risks inherent in new product transitions. Developing new technologies, products, and services is complex and involves various uncertainties. In the third quarter of 2001, the Company introduced the V960 Shared Virtual Array(TM) (SVA), the Company's next generation virtual disk storage product that offers significant improvements in performance. In October 2001, the Company introduced the T9840B, the Company's next generation fast-access tape drive. In addition, the Company is still developing the necessary product modifications and professional services knowledge to successfully implement its SAN solutions in various customer operating environments. Delays in product development, manufacturing, or in customer evaluation and purchasing decisions may make product transitions difficult. The manufacture of new products involves integrating complex designs and processes, collaborating with sole source suppliers for key components, and increasing manufacturing capacities to accommodate demand. A design flaw, the failure to obtain sufficient quantities of key components, or manufacturing constraints could adversely affect the Company's operating and financial results. The Company has experienced product development and manufacturing delays in the past that adversely affected the Company's financial results and competitive position. There can be no assurance that the Company will be able to successfully manage the development and introduction of new products and services in the future.

Emerging Markets

Future revenue growth is partially dependent upon successfully developing and introducing products for two primary emerging markets: the open systems market and the storage area networking (SAN) market.

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

Competition

The markets for the Company's products and services are intensely competitive and are subject to continuous, rapid technological change, frequent product performance improvements, short product life cycles, and aggressive pricing. The Company competes in a number of markets that include a broad spectrum of customers primarily on the basis of technology, performance, reliability, quality, system scalability, price, product availability, customer service, and brand recognition. The Company believes that its ability to compete depends upon a number of factors, both within and outside of its control. These factors include the price and cost of the Company's and its competitors' product offerings, the timing and success of new products and applications, new product introductions by the Company's competitors, the Company's service and distribution capabilities, and general economic and business conditions within and outside the United States. Strong competition has resulted in price erosion in the past and the Company expects this trend to continue. Price competition for the Company's products and services may continue to have a significant impact on the Company's gross profit margins as well. The Company's ability to sustain or improve total gross margins is significantly dependent upon designing, developing, and manufacturing competitive products, pricing those products, improving margins on the Company's disk and network products, and reducing costs associated with the sourcing of production materials. Storage product gross margins may also be affected in future periods by inventory reserves and writedowns resulting from rapid technological changes or delays in gaining market acceptance for products.

The Company expects that the markets for its products and services, and its competitors within these markets, will continue to change in response to shifting customer storage requirements and technological advances. The Company's competitors include, among others, Advanced Digital Information Corporation, Compaq Computer Corporation, Dell Computer Company, EMC Corporation, Hewlett-Packard Company, Hitachi Ltd., IBM, Network Appliance Inc., Quantum Corporation, and Sun Microsystems. The competitive environment is characterized by rapid change, partially as a result of mergers and alliances. For example, in September 2001, Hewlett-Packard Company and Compaq Computer Corporation announced their intention to merge. In October 2001, Dell Computer Company and EMC Corporation announced that the two companies had reached an agreement under which Dell will market EMC Corporation's mid-range disk products. A number of the Company's competitors have significantly greater financial resources than the Company.

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

Indirect Channels

The Company continues to develop its indirect distribution channels, including original equipment manufacturers (OEMs), value-added distributors (VADs), value-added resellers (VARs), and other distributors. The Company's ability to forecast future demand for its products may be adversely affected by unforeseen changes in demand from its indirect channel customers. There can be no assurance that the Company will be successful in expanding or maintaining its indirect channel sales. Furthermore, there can be no assurance that profit margins on indirect channel sales will not deteriorate due to competitive pressures. There also can be no assurance that maintenance revenue will not decline in future periods as a result of customers of these indirect channels electing to purchase maintenance services from vendors other than the Company.

The Company's indirect channel sales were adversely impacted during the third quarter and nine months of 2001 by the downturn in the economy. The Company's financial results may be negatively affected if the Company is unsuccessful in its efforts to develop its indirect channels, if the financial condition of one or more of these customers weakens, or if the current slowdown in customer spending continues.

Significant Personnel Changes

The Company has experienced significant changes in its executive management team. Since December 29, 2000, five executive officers have departed and five new executive officers have been appointed to positions in the Company. There can be no assurance that there will not be any future changes in the executive management team, and it may take a period of time before the new executive management team becomes fully productive.

The Company experienced increased turnover in its United States and Canadian direct sales force in the first six months of 2000 as a result of its restructuring activities. Even though the Company has replaced most of the sales headcount and United States and Canada direct sales have improved in the nine months of 2001, the Company is still in the process of delivering the product training and sales tools to increase the effectiveness of its sales force in the United States and Canada.

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

Sole Source Suppliers

The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and components. Many non-standard parts are obtained from a single source or a limited group of suppliers. However, there are other vendors who could produce these parts in satisfactory quantities after a period of pre-qualification and product ramping. Certain key components and products are purchased from sole source suppliers that the Company believes are currently the only manufacturers of the particular components that meet the Company's qualification requirements and other specifications or for which alternative sources of supply are not readily available. Imation Corporation is a sole source supplier for the 9840 and 9940 tape cartridges and the Company is dependent upon Imation to economically produce large volumes of high-quality tape cartridges at a cost acceptable to the Company and its customers. IBM was a sole source supplier for disk drives used in the Company's V960 and 9500 SVA products, as well as the Company's VSM products. As a result of IBM discontinuing the manufacture of these drives, the Company entered into a final purchase commitment with IBM based on forecasted requirements. The Company has recognized inventory writedowns during the nine months of 2001 related to the excess inventory of IBM disk drives obtained as part of the final purchase commitment. The Company is currently developing an industry standard drive interface for its SVA and VSM products. This project is in the engineering and development stage. Failure to accurately forecast drive requirements or changes in the development schedule for the drive interface could result in additional inventory writedowns, or the inability to meet customer needs for these products.

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

The Company has experienced adverse effects from the recent slowdown in the global economy as some customers have delayed purchase decisions and are reevaluating their information technology spending budgets. In an attempt to protect itself from this economic downturn, the Company has implemented various cost saving measures, including reduced discretionary spending. There can be no assurance that a prolonged economic downturn will not have an adverse effect on the Company's future revenue or operating results. Although the Company has a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn would also increase the Company's exposure to credit risk on its trade receivables.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this Item 3 is included in the section above entitled "Market Risk Management."

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit sought injunctive relief and damages in the amount of $2.4 billion. In December 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the Court of Appeals). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. In July 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. In August 1999, Stuff filed a notice of appeal with the Appeals Court seeking to overturn the decision of the District Court. In August 2000, the Court of Appeals remanded the case back to the District Court for a trial on the factual issues relating to the interpretation of the language embodied in the 1990 settlement agreement. The Company filed a Petition for Rehearing with the Court of Appeals. In October 2000, the Court of Appeals modified its decision, but denied the Company's Petition for Rehearing. In November 2000, the Company filed a Petition for Certiorari with the Supreme Court of Colorado (the Supreme Court). In April 2001, the Supreme Court denied the Company's petition. The case has been remanded to the District Court for trial. In June 2001, the Company filed a motion with the District Court to bifurcate the trial into a liability phase and, if Stuff were to prevail in the liability phase, a damages phase. In July 2001, the District Court granted the Company's request for a bifurcated trial. No trial date has been set. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated by reference into this Quarterly Report on Form 10-Q:

3.1 Restated Certificate of Incorporation of Storage Technology Corporation dated July 28, 1987 (previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.2 Certificate of Amendment dated May 22, 1989, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as
           Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.3 Certificate of Second Amendment dated May 28, 1992, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as
           Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.4 Certificate of Third Amendment dated May 21, 1999, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as
           Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 1999, filed on August 9, 1999, and incorporated herein by reference)

3.5 Restated Bylaws of Storage Technology Corporation, as amended through November 11, 1998 (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 19, 1998, and incorporated herein by reference)

4.1 Specimen Certificate of Common Stock, $0.10 par value of Registrant (previously filed as Exhibit (c)(2) to the Company's Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference)

10.1(1) Storage Technology Corporation Amended and Restated 1987 Employee Stock Purchase Plan, as amended (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.2(1) Storage Technology Corporation Amended and Restated 1995 Equity Participation Plan (previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.3(1) Storage Technology Corporation Management by Objective Bonus Plan (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

----------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2  Indicates exhibits filed with this Quarterly Report on Form 10-Q.

10.4(1) Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)

10.5(1) Agreement between the Company and Gary Francis, dated August 19, 1997 (previously filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1997, filed on March 6, 1998, and incorporated herein by reference)

10.6(1) Form of Executive Officer Employment Agreement between the Company and Each Executive Officer Named in Exhibit 10.7 hereto, dated October 1999 (previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.7(1) Schedule of Differences in Terms and Conditions of Executive Officer Employment Agreement (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

10.8(1) CEO Employment Agreement, dated July 11, 2000, between the Company and Patrick J. Martin (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, filed on August 11, 2000, and incorporated herein by reference)

10.9(1,2)  Severance Agreement, dated as of July 1, 2001, between the Company and Robert S. Kocol

10.10 Amended and Restated Credit Agreement, dated as of January 13, 2000, among the Company, Bank of America, N.A., as Administrative Agent, Swingline Bank and Letter of Credit Issuing Bank and the other financial institutions party thereto (previously filed as Exhibit
           10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.11 Security Agreement, dated as of January 13, 2000, by and among the Company, Bank of America, N.A., as Collateral Agent for itself and other Secured Parties referred to therein (previously filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.12 Waiver Agreement, dated as of April 25, 2001, among the Company, the several financial institutions from time to time party to the Credit Agreement, and Bank of America, N.A., as swingline bank, letter of credit issuing bank and sole administrative agent for the Banks (previously filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.13(2) Credit Agreement, dated as of October 10, 2001, among the Company, the several financial institutions thereto, Bank of America, N.A., as letter of credit issuing bank and sole administrative agent for the Banks, Key Corporate Capital, Inc. as Documentation Agent, Fleet National Bank as Syndication Agent, and Banc of America Securities LLC as sole lead arranger and sole book manager

----------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2  Indicates exhibits filed with this Quarterly Report on Form 10-Q.

10.14(2) Security Agreement, dated as of October 10, 2001, by and among the Company, Bank of America, N.A., as Collateral Agent for itself and other Secured Parties referred to therein

10.15(2) Guaranty, dated as of October 10, 2001, by StorageTek Holding Corporation, in favor of the Banks party to a certain Credit Agreement and Bank of America, N.A., as Agent and Issuing Bank and Collateral Agent

10.16 Contingent Multicurrency Note Purchase Commitment Agreement dated as of December 12, 1996, between the Company and Bank of America National Trust and Savings Association (previously filed as Exhibit
           10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1996, filed on March 7, 1997, and incorporated herein by reference)

10.17 Second Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated November 20, 1998, between Bank of America National Trust and Savings Association and the Company (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1998, filed on March 5, 1999, and incorporated herein by reference)

10.18 Third Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated August 13, 1999, between Bank of America National Trust and Savings Association and the Company (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.19 Fourth Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated January 5, 2000, between the Company and Bank of America, N.A. (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.20 Fifth Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated August 15, 2000, between the Company and Bank of America, N.A. (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

10.21 Waiver to Second Amended and Restated Multicurrency Note Purchase Commitment Agreement, dated as of April 25, 2001, by and between the Company and Bank of America, N.A. (previously filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.22(1) Offer Letter, dated May 10, 2001, from the Company to Michael McLay (previously filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporate herein by reference)

----------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2  Indicates exhibits filed with this Quarterly Report on Form 10-Q.

10.23(1) Offer Letter, dated February 9, 2001, from the Company to Jill F. Kenney (previously filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.24(1) Offer Letter, dated February 9, 2001, from the Company to Roger Gaston (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.25(1) Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $390,000 (previously filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.26(1) Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $160,000 (previously filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.27(1) Form of LEAP Participation Agreement, dated April 30, 2001 (previously filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.28(1,2) Offer Letter, dated July 16, 2001, from the Company to Roy Perry

10.29(1,2) Offer Letter, dated June 27, 2001, from the Company to Angel Garcia

10.30(1,2) Letter Agreement, dated July 1, 2001, between the Company and Bruce
           Taafe

(b)      Reports on Form 8-K.

Current Report on Form 8-K, filed on October 15, 2001, relating to an Item 5, Other Events and Regulation FD Disclosure, regarding an announcement by the Company that it expects to exceed the third-quarter 2001 earnings per share expectations.

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




   November 8, 2001                      /s/ ROBERT S. KOCOL
------------------------         ------------------------------------------
       (Date)                                Robert S. Kocol
                                         Corporate Vice President
                                        and Chief Financial Officer
                                       (Principal Financial Officer)






   November 8, 2001                      /s/ THOMAS G. ARNOLD
------------------------         ------------------------------------------
       (Date)                                Thomas G. Arnold
                                  Vice President and Corporate Controller
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
No.        Description
-------    -----------

3.6 Restated Certificate of Incorporation of Storage Technology Corporation dated July 28, 1987 (previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.7 Certificate of Amendment dated May 22, 1989, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as
           Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.8 Certificate of Second Amendment dated May 28, 1992, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as
           Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.9 Certificate of Third Amendment dated May 21, 1999, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as
           Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 1999, filed on August 9, 1999, and incorporated herein by reference)

3.10 Restated Bylaws of Storage Technology Corporation, as amended through November 11, 1998 (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 19, 1998, and incorporated herein by reference)

4.2 Specimen Certificate of Common Stock, $0.10 par value of Registrant (previously filed as Exhibit (c)(2) to the Company's Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference)

10.1(1) Storage Technology Corporation Amended and Restated 1987 Employee Stock Purchase Plan, as amended (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.2(1) Storage Technology Corporation Amended and Restated 1995 Equity Participation Plan (previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.3(1) Storage Technology Corporation Management by Objective Bonus Plan (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.4(1) Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)

----------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2  Indicates exhibits filed with this Quarterly Report on Form 10-Q.

10.5(1) Agreement between the Company and Gary Francis, dated August 19, 1997 (previously filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1997, filed on March 6, 1998, and incorporated herein by reference)

10.6(1) Form of Executive Officer Employment Agreement between the Company and Each Executive Officer Named in Exhibit 10.7 hereto, dated October 1999 (previously filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.7(1) Schedule of Differences in Terms and Conditions of Executive Officer Employment Agreement (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

10.8(1) CEO Employment Agreement, dated July 11, 2000, between the Company and Patrick J. Martin (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, filed on August 11, 2000, and incorporated herein by reference)

10.9(1,2)  Severance Agreement, dated as of July 1, 2001, between the Company and Robert S. Kocol

10.10 Amended and Restated Credit Agreement, dated as of January 13, 2000, among the Company, Bank of America, N.A., as Administrative Agent, Swingline Bank and Letter of Credit Issuing Bank and the other financial institutions party thereto (previously filed as Exhibit
           10.14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.11 Security Agreement, dated as of January 13, 2000, by and among the Company, Bank of America, N.A., as Collateral Agent for itself and other Secured Parties referred to therein (previously filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.12 Waiver Agreement, dated as of April 25, 2001, among the Company, the several financial institutions from time to time party to the Credit Agreement, and Bank of America, N.A., as swingline bank, letter of credit issuing bank and sole administrative agent for the Banks (previously filed as Exhibit 10.21 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.13(2) Credit Agreement, dated as of October 10, 2001, among the Company, the several financial institutions thereto, Bank of America, N.A., as letter of credit issuing bank and sole administrative agent for the Banks, Key Corporate Capital, Inc. as Documentation Agent, Fleet National Bank as Syndication Agent, and Banc of America Securities LLC as sole lead arranger and sole book manager

----------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2  Indicates exhibits filed with this Quarterly Report on Form 10-Q.

10.14(2) Security Agreement, dated as of October 10, 2001, by and among the Company, Bank of America, N.A., as Collateral Agent for itself and other Secured Parties referred to therein

10.15(2) Guaranty, dated as of October 10, 2001, by StorageTek Holding Corporation, in favor of the Banks party to a certain Credit Agreement and Bank of America, N.A., as Agent and Issuing Bank and Collateral Agent

10.16 Contingent Multicurrency Note Purchase Commitment Agreement dated as of December 12, 1996, between the Company and Bank of America National Trust and Savings Association (previously filed as Exhibit
           10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1996, filed on March 7, 1997, and incorporated herein by reference)

10.17 Second Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated November 20, 1998, between Bank of America National Trust and Savings Association and the Company (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25, 1998, filed on March 5, 1999, and incorporated herein by reference)

10.18 Third Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated August 13, 1999, between Bank of America National Trust and Savings Association and the Company (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.19 Fourth Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated January 5, 2000, between the Company and Bank of America, N.A. (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.20 Fifth Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated August 15, 2000, between the Company and Bank of America, N.A. (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

10.21 Waiver to Second Amended and Restated Multicurrency Note Purchase Commitment Agreement, dated as of April 25, 2001, by and between the Company and Bank of America, N.A. (previously filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.22(1) Offer Letter, dated May 10, 2001, from the Company to Michael McLay (previously filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporate herein by reference)

10.23(1) Offer Letter, dated February 9, 2001, from the Company to Jill F. Kenney (previously filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

----------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2  Indicates exhibits filed with this Quarterly Report on Form 10-Q.

10.24(1) Offer Letter, dated February 9, 2001, from the Company to Roger Gaston (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.25(1) Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $390,000 (previously filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.26(1) Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $160,000 (previously filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.27(1) Form of LEAP Participation Agreement, dated April 30, 2001 (previously filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.28(1,2) Offer Letter, dated July 16, 2001, from the Company to Roy Perry

10.29(1,2) Offer Letter, dated June 27, 2001, from the Company to Angel Garcia

10.30(1,2) Letter Agreement, dated July 1, 2001, between the Company and Bruce
           Taafe

----------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2  Indicates exhibits filed with this Quarterly Report on Form 10-Q.