Form 10-K405
period 2001-12-28
STORAGE TECHNOLOGY CORP
filed 2002-03-04
CIK 94673

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 28, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission File Number 1-7534

STORAGE TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0593263 (I.R.S. Employer Identification Number)
One StorageTek Drive, Louisville, Colorado (Address of principal executive offices)	80028-4309 (Zip Code)

(303) 673-5151
Registrant's Telephone Number, including area code:

        Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock ($.10 par value)	New York Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act:

NONE
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of voting stock held by nonaffiliates of the registrant was $1,501,935,956 based on the last reported sale price of the common stock of the registrant on the New York Stock Exchange's consolidated transactions reporting system on February 25, 2002. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding common stock and common stock held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

        As of February 25, 2002, there were 105,177,691 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        The registrant intends to file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of its fiscal year ended December 28, 2001. Portions of the registrant's definitive proxy statement for its annual meeting of stockholders to be held on May 23, 2002, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

        All assumptions, anticipations, expectations and forecasts contained in the following discussion regarding the Company, its future products, business plans, financial results, performance and future events are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially because of a number of risks and uncertainties. Some of these risks are detailed in Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FACTORS THAT MAY AFFECT FUTURE RESULTS" and elsewhere in this Form 10-K. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms, or other comparable words. Forward-looking statements also include the assumptions underlying or relating to any such statements. The forward-looking statements contained herein represent a good-faith assessment of the Company's future performance for which management believes there is a reasonable basis. The Company disclaims any obligation to update the forward-looking statements contained herein, except as may be otherwise required by law.

GENERAL

        Storage Technology Corporation (StorageTek or the Company) designs, develops, manufactures, and markets a broad range of storage solutions for digitized data, including business continuity and disaster recovery solutions. These solutions are designed to be easy to manage and allow universal access to data across servers, media types, and storage networks in both the mainframe and open-systems environments. The Company is an innovator and global leader in virtual storage solutions for tape automation, disk subsystems, and storage networking.

        The Company's products are used by a broad range of customers that include large multinational companies, midsize and small businesses, universities, medical institutions, and governmental agencies, encompassing a broad range of industry sectors around the world, including financial services, retail sales, medical imaging, broadcasting, telecommunications, transportation, and a variety of manufacturing industries. The Company markets its products and services through its direct sales organization to end-user customers and through original equipment manufacturers (OEM), value-added distributors (VAD), value-added resellers (VAR), and other distributors (collectively, the Indirect Channels).

        The Company was incorporated in Delaware in 1969. Its principal executive offices are located at One StorageTek Drive, Louisville, Colorado 80028, telephone (303) 673-5151.

BUSINESS SEGMENTS

        StorageTek is organized into two reportable business segments: storage products and storage services. Information concerning revenue and gross profit for each of the Company's business segments and geographic areas is found in Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and in Part IV, Item 14, "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," of this Form 10-K, which information is incorporated by reference into this Part I, Item 1. All of the Company's assets are retained and analyzed at the corporate level and are not allocated to the individual segments.

STORAGE PRODUCTS

        Within storage products, the Company's principal products are divided into three categories: tape and tape automation products, disk products, and network products, in each case including related software tools and applications. The Company is currently developing new products, along with enhancements to existing products. These new products and enhancements are in the design, preliminary engineering, or engineering validation testing phase and have not yet been publicly announced. See Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FACTORS THAT MAY AFFECT FUTURE RESULTS," which is incorporated by reference into this Part I, Item 1, for a discussion of certain risks associated with the development and introduction of new products that may affect future results.

Tape and Tape Automation Products

        The Company's tape and tape automation products historically have generated significant revenue for the Company. These products are engineered to provide reliable, cost-effective storage of digital information and consist primarily of the Virtual Storage Manager™ (VSM); automated tape libraries, principally the L-series and PowderHorn® libraries; and tape drives that are used in automated tape libraries, principally the T9840 series and the T9940.

        VSM is a virtual tape and tape automation product that provides customers with an intelligent software-driven data-storage-management solution designed to maximize tape utilization, free up floor space, and optimize batch processing. VSM addresses the problem of inefficient use of tape media and tape drives by storing virtual tape volumes on a disk buffer, which allows for fast recall. VSM then manages the volumes by migrating selected virtual tape volumes to real tape volumes. By using a disk buffer and virtual tape technology, VSM optimizes access time, throughput, and physical media and transport use, thus providing significant savings for the customer. VSM first became available in December 1998. The Company has made a number of enhancements to VSM since its introduction, and it is currently available for the mainframe environment.

        The Company's newest automated tape libraries, the L-series libraries, range from the L20, StorageTek's smallest and lowest price library with up to 2 tape drives and 20 tape cartridges, to the largest L-series library, the L700e, with up to 40 tape drives and 1,400 tape cartridges. The L-series libraries are used primarily in the open-systems environment and are designed to be easily installed, scaled, and upgraded. A wide variety of tape drives can be used in the Company's automated tape libraries. The L180, L700, and L700e libraries support the use of StorageTek and certain non-StorageTek tape drives within a single library environment.

        The PowderHorn® automated tape library is the Company's largest-capacity automated tape library, with two robotic arms and up to 80 tape drives and 6,000 tape cartridges. It is a high-capacity, high-performance system for use in mainframe and open-systems environments that has been available since 1993. The Company has made a number of enhancements to the PowderHorn® Library since its introduction.

        The T9840 series tape drives are designed to optimize access speed while delivering high reliability and low cost of ownership. The T9940 tape drive is designed to optimize capacity and is ideal for archiving, record retention, and disaster recovery applications. The T9840 series and T9940 tape drives are used in both the mainframe and open-systems environments and can be attached by SCSI, ESCON, and native fibre channel.

Disk Products

        The Company's disk products consist primarily of the V960 Shared Virtual Array® (V960) designed for the mainframe environment and a series of other disk subsystems designed for the open-systems market.

        The V960 utilizes a virtual architecture that permits customers to use 100% of their storage disks, saving both time and money. The V960 also permits the customer to back up data "transparently," minimizing the impact of backup on the availability and use of the data. It also permits fast data restoration to permit a quick resumption of business after a major disruption.

        The Company's SnapShot software, which is offered in conjunction with the Company's Shared Virtual Array® products, is designed to provide virtual duplication and significantly reduce central processing unit and channel utilization costs associated with data movement. The SnapShot product was first released in 1996, and there have been a number of enhancements since its introduction.

        The Company's disk product offerings for the open-systems market include the D173 disk subsystem, which is designed to meet entry-level to mid-range storage requirements, and the 9176 disk subsystem, which is a full-fibre RAID disk subsystem that is designed for high-capacity applications. In January 2002, the Company announced a strategic alliance with LSI Logic Storage Systems (LSI), under which the Company will become the worldwide master distributor of co-branded open-systems storage products. Concurrent with the LSI announcement, the Company announced the availability of the D178 disk subsystem. All of the Company's open-systems disk offerings are designed with the ability to scale as the customer's storage requirements change and are designed to support storage area network (SAN) implementation.

Network Products

        The Company's storage networking products consist primarily of the StorageNet™ 6000 (SN6000) storage domain manager, as well as a variety of third-party switches and bridges that simplify the management of the customer's storage network. The SN6000 provides network-based virtualization that enables UNIX and NT hosts and applications to share multiple tape storage devices that appear to be directly attached to each host.

STORAGE SERVICES

        The Company provides maintenance services for both StorageTek products and third-party products around the world, using a combination of service engineers, remote diagnostic tools, online and telephone assistance, and local third-party service providers. The Company has distribution centers strategically located throughout its markets to provide spare parts on an expedited basis. The Company provides different levels of service to meet customer requirements, including on-site service, same-day service, and parts exchange. The Company's maintenance revenue may be adversely affected by a number of factors, including the increased use of the Indirect Channels, which often sell their own maintenance services, the increasing use of extended warranty periods for the Company's products, and pricing pressures due to the competitive environment.

        The Company also provides storage consulting services to help customers solve their storage management and integration issues. These services include data center relocation support, data backup and recovery audits, virtual tape optimization consulting, and SAN implementation services.

BACKLOG

        As of December 28, 2001, the order backlog was approximately $58 million, compared to year-end amounts of approximately $83 million in 2000 and $56 million in 1999.

        Backlog amounts are calculated on an "if sold" basis and include orders from end-user customers and the Indirect Channels for products that StorageTek expects to deliver during the following 12 months. The customer may, in certain cases, cancel unfilled orders. Accordingly, backlog levels are not reliable indicators of future results. There can be no assurance that backlog orders will ultimately be recognized as revenue. See Note 2 of "NOTES TO CONSOLIDATED FINANCIAL

STATEMENTS" in Part IV, Item 14 of this Form 10-K, which information is incorporated by reference into this Part I, Item 1, for a discussion of the Company's accounting policy for revenue recognition.

MARKETING AND DISTRIBUTION

        StorageTek markets its products and services globally through a combination of a direct sales organization and its Indirect Channels. The Company maintains a presence, directly or indirectly, in many major cities in the world. The Company operates sales and service offices throughout the United States and Europe, as well as Australia, Brazil, Canada, Hong Kong, Japan, Korea, Malaysia, Mexico, New Zealand, and Singapore, and sells its products and services through independent distributors, sometimes in tandem with direct sales and service operations, located in Africa, Asia, Europe, and South America.

        Revenue from outside the United States accounted for approximately 51% of total revenue in 2001, 51% in 2000, and 41% in 1999. In each of these three fiscal periods, over two-thirds of the Company's revenue originating outside the United States was derived from Europe, with the majority of the remaining balance coming from Australia, Canada, Japan, and Korea. The Company is subject to various risks associated with conducting business outside the U.S. See Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—INTERNATIONAL OPERATIONS AND MARKET RISK MANAGEMENT," which information is incorporated by reference into this Part I, Item 1, for a discussion of risks associated with operations in foreign countries.

        The Company's worldwide direct sales organization includes sales representatives, service engineers, system engineers, system integrators, and administrative support staff.

        The Indirect Channels expand the Company's reach into new market segments and new customers. The Company's Indirect Channels accounted for approximately 41% of Company product revenue in 2001, 44% in 2000, and 43% in 1999. The Company generally receives reduced margins on Indirect Channel sales, as compared to sales by its direct sales force. In addition, the use of Indirect Channels increases the difficulty of forecasting future revenues, on which the Company bases its operating budget.

        The Company has OEM agreements that provide for the sale of its products by other manufacturers. Some of the Company's OEM customers include Bull Alliance Compagnie, Dell Computer Corporation, Hewlett-Packard Company, NCR Corporation, Siemens Nixdorf, Sun Microsystems, Inc., and Unisys Corporation. The Company also has VAD and VAR agreements with a number of companies. The Company's accounting policies with respect to revenue recognition for sales to its Indirect Channels differ from those used for direct sales. See Note 2 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" in Part IV, Item 14 of this Form 10-K for a discussion of the Company's revenue-recognition policies. The Company is subject to various risks associated with its Indirect Channels. See Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FACTORS THAT MAY AFFECT FUTURE RESULTS—Indirect Channels," which information is incorporated by reference into this Part I, Item 1.

MANUFACTURING AND MATERIALS

        The Company's primary manufacturing and assembly facility is located in Puerto Rico. The Company also performs limited manufacturing and assembly in Colorado, France, and Minnesota. All of the Company's manufacturing and assembly facilities are currently in compliance with ISO 9001, 9002, or 9003.

        StorageTek manufactures certain key components for its products. A substantial portion of the Company's production costs is related to the purchase of subassemblies, parts, and components for its products from vendors located within and outside the United States. The balance of the Company's production costs relates to in-house manufacturing, assembly, and testing.

        The Company performs certain critical steps in the manufacture of its read/write heads for the T9840 series and T9940 tape drives, using proprietary design and manufacturing technologies. The sophisticated nature of the exacting manufacturing process requires tight physical, electrical, and chemical tolerances. Even within a clean room environment, problems such as chemical contamination, power surges, optical misalignments, and temperature variations—in any one of the many processes used in manufacturing—could halt production for an indeterminate period of time.

        Certain parts and components included in the Company's products are obtained from a single source or a limited group of suppliers. Imation and Herald Datanetics Ltd. are single source suppliers to the Company. The Company's dependence on single or limited source vendors involves a number of risks, including the possibility of a shortage of key components, longer lead times, and reduced control over production and delivery schedules.

        The Company has long-term supply contracts with certain vendors and suppliers; the remaining parts and components are obtained through purchase orders. These vendors and suppliers are not obligated to supply products for an extended period or at specific quantities and prices. See Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FACTORS THAT MAY AFFECT FUTURE RESULTS—Sole Source Suppliers," which information is incorporated by reference into this Part I, Item 1, for a discussion of factors that may affect the Company's ability to obtain materials from sole source suppliers.

COMPETITION

        The markets for the Company's products and services are intensely competitive and subject to continuous, rapid technological change, frequent product performance improvements, short product life cycles, changes in customer requirements, and aggressive pricing. The Company competes primarily on the basis of technology, product availability, performance, quality, reliability, price, and customer service. The Company believes that its ability to compete depends on a number of factors, both within and outside of its control. These factors include the functionality, price and cost to manufacture the Company's product offerings relative to those of its competitors, the timing and success of new product introductions of the Company and its competitors, the Company's ability to anticipate accurately the future needs of customers, and general economic and business conditions within and outside the United States. Strong competition has resulted in price erosion in the past, and the Company expects this trend to continue.

        See Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FACTORS THAT MAY AFFECT FUTURE RESULTS—Competition," which information is incorporated by reference into this Part I, Item 1, for a discussion of factors that may affect the Company's ability to successfully compete.

NEW PRODUCT DEVELOPMENT

        The Company's success, in part, depends on its ability to continue to enhance its existing products for its customers and to develop and introduce new storage solutions that improve performance and reduce the customer's total cost of ownership. As a result, StorageTek invests substantial resources to develop new products, software, and enhancements. The Company incurred research and development costs of approximately $245 million in 2001, $258 million in 2000, and $278 million in 1999. In order to expand the Company's access to new technologies and reduce the amount of time necessary to bring new products to market, the Company in the past has acquired other companies and has entered into alliances and other similar relationships.

        As of December 28, 2001, approximately 860 employees were engaged on a full-time basis in engineering and product development activities, primarily at facilities located in the United States. There is no assurance that the Company will be successful in developing future products in a timely or cost-efficient manner. For further discussion of risk factors concerning product development, see Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FACTORS THAT MAY AFFECT FUTURE RESULTS—New Products and Services and Emerging Markets," which information is incorporated by reference into this Part I, Item 1.

INTELLECTUAL PROPERTY AND LICENSES

        StorageTek's ability to compete is affected by its ability to protect its proprietary information. StorageTek protects its proprietary rights through a combination of patents, trademarks, copyrights, confidentiality procedures, trade secret laws, and licensing arrangements. The Company's policy is to apply for patents or other appropriate proprietary or statutory protection in both the United States and selected foreign countries to establish its proprietary rights in new or improved technology. The Company believes that the duration of its patents is adequate relative to the expected lives of its products.

        StorageTek currently holds approximately 460 U.S. patents, approximately 60 of which were issued in 2001. In addition, the Company holds foreign counterparts to many of its U.S. patents in selected countries, covering various aspects of its products. The Company also has numerous patent applications pending in the United States, including several that have been allowed and are expected to be formally issued, as well as pending foreign counterparts to many of these applications. In addition, StorageTek has licenses to use patents held by others. Taken as a whole, these assets are material to the Company's business. However, no individual patent, license, or other item of proprietary information is singularly material to the Company's business.

        The Company has ongoing legal proceedings relating to certain of its patents. For a discussion of certain legal proceedings relating to the Company's patents, see Part I, Item 3, "Legal Proceedings" of this Form 10-K, which information is incorporated by reference into this Part I, Item 1.

        The Company has obtained certain trademarks and trade names for its products as part of its ongoing branding.

ENVIRONMENTAL COMPLIANCE

        Compliance with the provisions of federal, state, and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material adverse effect on the financial results and operations of the Company. The Company did not have any material expenditures for environmental control facilities in 2001. The Company does not currently have pending and has not budgeted any material estimated expenditures for environmental control facilities during 2002. However, potential liability under environmental legislation is ongoing, regardless of whether the Company has complied with existing governmental guidelines.

        Government regulation in the United States for environmental protection and related compliance costs have increased in recent years. The Company cannot predict the nature or scope of future environmental laws or regulations, how they will be administered, or whether compliance will require substantial expenditure. Based on currently available information, the Company expects future compliance with existing environmental regulations will not have a material impact on the consolidated financial results and operations of the Company.

EMPLOYEES

        The Company employed approximately 7,800 persons on a full-time basis worldwide as of December 28, 2001.

SIGNIFICANT PERSONNEL CHANGES

        See Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—Significant Personnel Changes," which information is incorporated by reference into this Part I, Item 1, for a discussion of changes in personnel and the risks associated with those changes.

OTHER MATTERS

        The Company's financial results historically have experienced seasonality, with increased revenue in the Company's fourth quarter compared to other quarters because customers have tended to make purchase decisions near the end of the calendar year. Further, the Company's first quarter revenue historically has decreased as compared to other quarters. There can be no assurance that these historical trends will continue in 2002 or that revenue during the fourth quarter will be higher than any other quarter.

        No single customer accounted for 10% or more of the Company's total revenue in 2001. No material portion of the Company's business is subject to contract termination at the election of the U.S. government.

        Reference is made to the following "NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS" set forth in Part IV, Item 14, of this Form 10-K for certain additional information, which information is incorporated by reference herein:

Note 4	Description of the Company's derivative instruments.
Note 6	Description of the Company's credit facilities, debt, and lease obligations.
Note 12	Information on the operations of business segments and geographic areas.

        See also Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—International Operations and Market Risk Management," for a discussion of the risks associated with the Company's foreign operations.

        Reference is also made to Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," of this Form 10-K, for information regarding liquidity, working capital, and risk factors that may affect future results.

ITEM 2. PROPERTIES

        StorageTek conducts its operations worldwide and occupies both leased and owned facilities. At the present time, such facilities are suitable and adequate for the Company's purposes.

COLORADO

        StorageTek occupies facilities in 13 separate buildings in Boulder County, Colorado, comprising approximately 1,781,000 square feet, of which approximately 1,635,000 is owned and 146,000 is leased. These facilities include StorageTek's executive and administrative offices, as well as manufacturing, research and development, finished goods, and spare parts storage facilities. Utilization of the Company's owned and leased facilities in Boulder County is approximately 80%.

OTHER U.S. PROPERTIES

        The Company owns 195,000 square feet of research-and-development and administrative facilities in the Minneapolis, Minnesota, area, which is approximately 70% utilized. The Company occupies manufacturing and assembly facilities in Puerto Rico, of which approximately 83,000 square feet are owned and 67,500 square feet are leased. The facilities in Puerto Rico are fully utilized. The Company also leases office and customer service facilities throughout the United States in approximately 125 locations comprising approximately 517,000 square feet.

INTERNATIONAL PROPERTIES

        StorageTek leases approximately 200,000 square feet of engineering, consulting integration, and marketing facilities in Toulouse, France, which are approximately 50% utilized. In addition, StorageTek leases facilities at locations throughout the world, primarily for sales and customer service activities, spare parts storage, and limited research and product development activities. The Company leases 15 offices in Canada comprising approximately 90,000 square feet, 4 offices in Latin America comprising approximately 19,000 square feet, 69 offices in Europe comprising approximately 448,000 square feet, and 16 offices in the Asia/Pacific region comprising approximately 75,000 square feet. Many of the Company's leases throughout the world contain renewal rights, cancellation rights, and rights of first refusal on contiguous expansion space.

ITEM 3. LEGAL PROCEEDINGS

        In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit seeks injunctive relief and damages in the amount of $2.4 billion. In December 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the Court of Appeals). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. In July 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. In August 1999, Stuff again appealed the dismissal to the Court of Appeals seeking to overturn the decision of the District Court. In August 2000, the Court of Appeals remanded the case back to the District Court for a trial on the factual issues relating to the interpretation of the language embodied in the 1990 settlement agreement. The Company filed a Petition for Rehearing with the Court of Appeals. In October 2000, the Court of Appeals denied the Company's Petition for Rehearing. In November 2000, the Company filed a Petition for Certiorari with the Supreme Court of Colorado (the Supreme Court). In April 2001, the Supreme Court denied the Company's petition. The case has been remanded to the District Court for trial. In July 2001, the parties stipulated to a bifurcated trial by first proceeding with a liability phase and, if Stuff were to prevail in the liability phase, a damages phase. A trial date for the first phase has been set for September 16, 2002. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

        In June 1995, Odetics, Inc., filed a patent infringement suit against the Company alleging infringement of various patents. During 1999, the Company recognized a pre-tax expense of $97.8 million in connection with the resolution of this litigation. In December 2001, the Company recognized a pre-tax gain of approximately $22.3 million in connection with the settlement of a claim against a third party that arose from the settlement of the Odetics suit. The Company also recognized pre-tax expenses of $5.8 million in 1999 associated with the settlement of other litigation.

        In December 1999, the Company filed suit in the U.S. District Court for the Western District of Wisconsin against Cisco Systems, Inc. ("Cisco"), alleging that Cisco infringed on a certain patent of the Company that Cisco used in its products. The Company filed an amended complaint on December 30, 1999, in which the Company alleged that Cisco had infringed on a second patent used in its products. Cisco filed an answer in January 2000 denying the Company's claims, alleging that the Company's patents are invalid. In March 2000, the case was transferred to the U.S. District Court for the Northern District of California. In February 2002, the Court granted Cisco's motions for summary judgment of non-infringement. The Company has appealed that decision to the Court of Appeals for the Federal Circuit.

        The Company also is involved in various other less significant legal actions. While the Company currently believes that the amount of any ultimate potential loss would not be material to the Company's financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company's financial position or reported results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company's inability to ship products or components found to have violated third-party patent rights.

        Information concerning certain of these legal proceedings is also contained in Note 9 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," included in Part IV, Item 14, of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matter was submitted to a vote of the Company's security holders during its fourth quarter of the fiscal year ended December 28, 2001.

Executive Officers and Certain Significant Employees of the Registrant

        The following persons were serving as executive officers or significant employees of the Company as of February 25, 2002.

Name	Position with Company	Age
Thomas G. Arnold	Vice President and Corporate Controller	40
Pierre Cousin	Vice President and General Manager, Storage Networking	41
Gary D. Francis	Corporate Vice President and General Manager, Automated Tape Solutions	54
Angel Garcia	Vice President, Growth Markets and Global Services	49
Roger C. Gaston	Corporate Vice President, Human Resources	45
Jill F. Kenney	Corporate Vice President, Global Marketing and Corporate Strategy	46
Robert S. Kocol	Corporate Vice President and Chief Financial Officer	44
Thomas Major	Vice President, Disk Business Unit	43
Patrick J. Martin	Chairman of the Board, President, and Chief Executive Officer	60
Michael R. McLay	Vice President, U.S./Canada Sales and Service, Global Channels, and Strategic Alliances	42
Roy G. Perry	Vice President, Global Supply Chain, Manufacturing, Logistics, and Quality Processes	45

        Mr. Arnold was appointed Vice President and Corporate Controller in April 1997. From November 1995 to April 1997, he served as Director of Worldwide Consolidation and Reporting. Mr. Arnold served as Manager of External Reporting from April 1991 to November 1994. He has been employed in various other capacities since 1989. Mr. Arnold is not an executive officer of the Company.

        Mr. Cousin was appointed Vice President and General Manager, Storage Networking in January 2002. From November 2000 until this appointment, he served as Vice President, Assistant to the Chairman. From November 1997 until February 2000, he served as General Manager, Southern Region, EAME and President of StorageTek France. From 1996 to 1997, Mr. Cousin was Vice President, Mid-End Servers for Bull Corporation, an information technology solutions group based in Europe.

        Mr. Francis was appointed Corporate Vice President and General Manager, Automated Tape Solutions, in May 2001. Prior to this appointment, Mr. Francis was Vice President and General Manager, Automated Tape Solutions, from November 2000 to May 2001. From February 2000 to November 2000, Mr. Francis was Vice President, Corporate Strategy. From February 1997 to February 2000, Mr. Francis was Vice President and General Manger, Enterprise Nearline Business Group. From September 1993 to February 1997, Mr. Francis served as Vice President of the Nearline Business. Mr. Francis has been employed by StorageTek since 1976 in various other capacities.

        Mr. Garcia was appointed Vice President, Growth Markets and Global Services, in August 2001. Prior to this appointment, Mr. Garcia was Managing Director for IBM Chile from January 2000 until July 2001. From January 1999 until December 1999, Mr. Garcia was Vice President, Global Tele-Web operations at Xerox Corporation. From 1997 to 1998, Mr. Garcia was Vice President, Marketing and Operations, U.S. Southern Operations at Xerox Corporation.

        Mr. Gaston was appointed Corporate Vice President, Human Resources, in July 2001. Prior to this appointment, Mr. Gaston was Vice President, Human Resources, from March 2001 to July 2001. From 1996 to 2000, Mr. Gaston was Senior Vice President, Human Resources, for Toys "R" Us, an international retail toy store. From 1993 to 1996, Mr. Gaston was Executive Vice President, Human Resources, for Carson, Pirie, Scott & Co., a regional retail department store chain.

        Ms. Kenney was appointed Corporate Vice President, Global Marketing and Corporate Strategy, in July 2001. From February 2001 until this appointment, Ms. Kenney was Vice President, Worldwide Marketing and Corporate Strategy. Prior to joining StorageTek, Ms. Kenney held various senior positions with Xerox Corporation for more than 22 years. From 2000 to 2001, she was Senior Vice President, North American Solutions Group, Xerox Corporation, a document products and services company. From 1998 to 2000, she served as Region Vice President and General Manager for Xerox Business Services. From 1995 to 1998, Ms. Kenney served as Vice President and General Manager, Xerox Houston Customer Business Unit.

        Mr. Kocol was appointed Corporate Vice President and Chief Financial Officer in December 1998. Prior to this appointment, from 1996 to 1998, he served as Vice President of Financial Planning and Operations. In 1991, Mr. Kocol joined the Company's financial group as Director of Financial Operations and was subsequently promoted to Director of Worldwide Field Operations Finance and Administration. StorageTek has employed Mr. Kocol in various other capacities since 1980.

        Mr. Major was appointed Vice President, Disk Business Unit, in January 2002. Prior to his appointment, from March 2001 through December 2002, Mr. Major was Vice President, Marketing, for ManagedStorage International, a managed storage services company. From January 2000 through March 2001, Mr. Major served as General Management, Worldwide Marketing, Storage Solutions, at Hewlett-Packard Company, a manufacturer of computer hardware and peripherals. From February 1998 through January 2000, Mr. Major served as General Manager, OpenView Business Unit, at Hewlett-Packard Company.

        Mr. Martin was appointed Chairman of the Board, President, and Chief Executive Officer in July 2000. Prior to joining StorageTek, Mr. Martin served in various management positions from 1977 to 2000 at Xerox Corporation, a document products and services company. From 1999 to 2000, Mr. Martin served as Corporate Senior Vice President/President—North American Solutions Group. From 1998 to 1999, Mr. Martin was Corporate Senior Vice President/President—Developing Markets Operations, and from 1996 to 1998 he was Corporate Vice President/President—Canadian and Americas Operations. Mr. Martin is also a Director of Accelio Corporation.

        Mr. McLay was appointed Vice President, U.S./Canada Sales and Service, Global Channels, and Strategic Alliances, in December 2000. From 1999 to December 2000, Mr. McLay served as Vice President and General Manager, Central U.S. and Canada. From 1997 to 1999, Mr. McLay was President of StorageTek Canada. From 1996 to 1998, Mr. McLay served as Vice President, Business Development. Mr. McLay has been employed by StorageTek in sales, marketing, and operational management and new business development for 18 years.

        Mr. Perry was appointed Vice President, Global Supply Chain, Manufacturing, Logistics, and Quality Processes in August 2001. He joined StorageTek from Dell Corporation, where he served as Vice President, Worldwide Manufacturing and Customer Experience, from January 2001 until August 2001; Vice President for Home and Small Business Segment of the Americas from 1999 until 2001; and Vice President of Dimension, Latitude, and Inspiron Manufacturing Operations from 1997 until 1999.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The common stock of Storage Technology Corporation is traded on the New York Stock Exchange under the symbol STK. The table below reflects the high and low closing sales prices of the common stock on the New York Stock Exchange composite tape as reported by The Wall Street Journal during each fiscal quarter of 2001 and 2000. On December 28, 2001, there were 10,693 record holders of common stock of StorageTek.

2001	High	Low
First Quarter	$13.81	$9.13
Second Quarter	16.55	10.23
Third Quarter	14.66	11.75
Fourth Quarter	22.75	12.12

2000	High	Low
First Quarter	$18.13	$11.88
Second Quarter	15.31	10.88
Third Quarter	16.25	10.13
Fourth Quarter	13.13	9.00

Dividends

        StorageTek has never paid cash dividends on its common stock. The Company currently plans to continue to retain future earnings for use in its business. The Company's credit facilities contain provisions restricting the payment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR COMPARISON OF SELECTED FINANCIAL DATA

        The following data, insofar as it relates to the three fiscal years 1999 through 2001 (except for the 1999 Balance Sheet Data) has been derived from the consolidated financial statements appearing elsewhere herein, including the Consolidated Balance Sheet as of December 28, 2001, and December 29, 2000, and the related Consolidated Statement of Operations for each of the three years in the period ended December 28, 2001, and notes thereto. The data, insofar as it relates to the Balance Sheet Data as of December 31, 1999, December 25, 1998, and December 26, 1997, and the Consolidated Statement of Operations Data for the fiscal years 1998 and 1997, has been derived from the historical financial statements of the Company for such periods.

        The following table data (in thousands of dollars, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

	Year Ended December
	2001	2000	1999	1998	1997
STATEMENT OF OPERATIONS DATA
Revenue	$2,045,322	$2,060,204	$2,368,231	$2,258,222	$2,144,656
Operating profit (loss)	98,452	4,017	(97,236)	312,805	290,761
Net income (loss)	67,207	(1,782)	(74,550)	198,248	231,817
Earnings (loss) per common share:
Basic	$0.65	$(0.02)	$(0.75)	$1.91	$1.93
Diluted	0.64	(0.02)	(0.75)	1.86	1.89
BALANCE SHEET DATA
Working capital	$539,986	$470,602	$440,763	$538,331	$661,206
Total assets	1,758,883	1,653,558	1,735,475	1,842,944	1,740,017
Total debt	83,736	96,574	329,048	295,655	22,391
Total stockholders' equity	1,034,820	938,635	919,199	999,576	1,112,503

        The Company provides the following supplemental pro forma net income information to assist in understanding its operating results. The pro forma information provided below is neither in accordance with nor an alternative for U.S. generally accepted accounting principles and may be different from pro forma measures used by other companies. See Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LITIGATION AND OTHER SPECIAL ITEMS," for a discussion of the special items.

	Year Ended December
	2001	2000	1999	1998	1997
PRO FORMA STATEMENT OF OPERATIONS DATA
Net income (loss)	$67,207	$(1,782)	$(74,550)	$198,248	$231,817

Special items:
Litigation settlements (recoveries)	(22,250)	—	103,582	—	—
Investment writedowns	12,047	—	—	—	—
Restructuring activities	—	27,176	43,252	—	—
Inventory writedowns and other costs associated with restructuring activities	—	14,841	12,477	—	—
Other	6,944	—	—	—	—

Special items, pre tax	(3,259)	42,017	159,311	—	—
Benefit (provision) for income taxes	1,108	(14,706)	(57,352)	—	—

Special items, after tax	(2,151)	27,311	101,959	—	—

Pro forma net income	$65,056	$25,529	$27,409	$198,248	$231,817

SELECTED QUARTERLY DATA (UNAUDITED)

        The consolidated results of operations on a quarterly basis were as follows (in thousands of dollars, except per share amounts):

				Earnings (Loss) Per Common Share
			Net Income (loss)
	Revenue	Gross Profit		Basic	Diluted
2001
First quarter	$468,819	$197,270	$(3,004)	$(0.03)	$(0.03)
Second quarter	512,134	219,769	12,250	0.12	0.12
Third quarter	497,999	222,027	17,915	0.17	0.17
Fourth quarter	566,370	261,395	40,046	0.39	0.38

Total	$2,045,322	$900,461	$67,207	$0.65	$0.64

2000
First quarter	$459,669	$154,553	$(39,538)	$(0.39)	$(0.39)
Second quarter	512,477	209,732	651	0.01	0.01
Third quarter	486,617	207,422	6,270	0.06	0.06
Fourth quarter	601,441	259,811	30,835	0.30	0.30

Total	$2,060,204	$831,518	$(1,782)	$(0.02)	$(0.02)

        The Company provides the following supplemental pro forma net income information to assist in understanding its operating results. The pro forma information provided below is neither in accordance with nor an alternative for U.S. generally accepted accounting principles and may be different from pro forma measures used by other companies. See Part II, Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—LITIGATION AND OTHER SPECIAL ITEMS," for a discussion of the special items.

	Net Income (Loss)	Special Items After Tax	Pro Forma Net Income (Loss)
2001
First quarter	$(3,004)	$—	$(3,004)
Second quarter	12,250	—	12,250
Third quarter	17,915	—	17,915
Fourth quarter	40,046	(2,151)	37,895

Total	$67,207	$(2,151)	$65,056

2000
First quarter	$(39,538)	$17,084 (1)	$(22,454)
Second quarter	651	8,033	8,684
Third quarter	6,270	2,194	8,464
Fourth quarter	30,835	—	30,835

Total	$(1,782)	$27,311	$25,529

(1)
Includes inventory writedowns and other costs associated with restructuring activities of $9,647,000, which is included within the storage products cost of revenue in the Consolidated Statement of Operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

        All assumptions, anticipations, expectations and forecasts contained in the following discussion regarding the Company, its future products, business plans, financial results, performance and future events are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially because of a number of risks and uncertainties. Some of these risks are detailed below in "Factors That May Affect Future Results" and elsewhere in this Form 10-K. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms, or other comparable words. Forward-looking statements also include the assumptions underlying or relating to any such statements. The forward-looking statements contained herein represent a good-faith assessment of the Company's future performance for which management believes there is a reasonable basis. The Company disclaims any obligation to update the forward-looking statements contained herein, except as may be otherwise required by law.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

        The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information and revenue by segment.

	Year Ended December
	2001	2000	1999
Storage products:
Tape and tape automation products	53.8%	53.8%	49.5%
Disk products	5.6	7.1	15.6
Network and other products	7.1	7.6	6.9

Total storage products	66.5	68.5	72.0
Storage services	33.5	31.5	28.0

Total revenue	100.0	100.0	100.0
Cost of revenue	56.0	59.6	60.2

Gross profit	44.0	40.4	39.8
Research and product development costs	12.0	12.5	11.7
Selling, general, administrative, and other income and expense, net	27.4	26.4	26.0
Litigation and other special items	(0.2)	1.3	6.2

Operating profit (loss)	4.8	0.2	(4.1)
Interest income (expense), net	0.2	(0.3)	(0.8)

Income (loss) before income taxes	5.0	(0.1)	(4.9)
Benefit (provision) for income taxes	(1.7)	—	1.8

Net income (loss)	3.3%	(0.1)%	(3.1)%

REVENUE

STORAGE PRODUCTS

        The Company's storage products revenue consists of sales of tape and tape automation products, disk products, and network products for the mainframe and open-systems markets. The open-systems market consists of products designed to operate in the UNIX, NT, and other non-MVS operating environments. Storage product revenue decreased 4% in 2001, compared to 2000, primarily due to significant price erosion and competition in the disk market. Storage product revenue decreased 17% in 2000, compared to 1999, primarily due to a decrease in OEM sales of disk and software products to International Business Machines Corporation (IBM).

        Future revenue growth in the Company's storage products segment is significantly dependent on the continued demand for its tape and tape automation products, development and execution of a successful disk sales strategy, market acceptance of the StorageNet™ 6000 and other network products designed for the emerging storage area network (SAN) market, and increased sales of open-systems products through direct and indirect sales channels. There can be no assurance that the Company will be successful in these endeavors. See "Factors That May Affect Future Results" for a discussion of the risks associated with future sales of the Company's products.

Tape and Tape Automation Products

        Tape and tape automation product revenue decreased 1% in 2001, compared to 2000, primarily due to decreased sales of the TimberLine® 9490, a 36-track cartridge subsystem; decreased sales of the TimberWolf™ family of tape automation products, which is an earlier-generation open-systems product line; and decreased sales of DLT drives. The decrease in revenue from these products primarily reflects a decrease in the number of units sold. These decreases were mostly offset by increased sales of the L-series tape libraries, which is the new generation of open-systems products that replaces the TimberWolf™ product family, and increased sales of the Virtual Storage Manager™ (VSM).

        Tape and tape automation product revenue decreased 5% in 2000, compared to 1999, primarily due to decreased sales of the TimberLine® 9490; decreased sales of the PowderHorn® 9310, an automated cartridge system library; decreased sales of the TimberWolf™ family of automated tape products; and decreased sales of other earlier-generation mainframe tape products. The decrease in revenue from these products reflects both lower selling prices and decreases in the number of units sold. These decreases were partially offset by increased sales of the L-series open-systems market tape libraries, the T9840 tape drive, and VSM.

Disk Products

        Disk product revenue decreased 21% in 2001, compared to 2000, primarily due to significant price erosion and competition in the disk market. Disk revenue was also adversely affected in 2001 by the worldwide slowdown in customer spending for disk storage. With the introduction of the V960 Shared Virtual Array™(SVA) disk subsystem in August 2001, the Company is continuing its strategy of targeting sales of its disk products in those environments where virtual technology provides the most effective solution to customers' data storage requirements.

        Disk product revenue decreased 61% in 2000, compared to 1999, primarily due to a decrease in OEM sales to IBM of disk storage products and software. Sales of OPENstorage™ Disk products also decreased in 2000.

Network and Other Products

        Network and other products revenue decreased 8% in 2001, compared to 2000, primarily due to decreased revenue from third-party equipment sales and earlier-generation connectivity products. The decreases were partially offset by increased revenue from the StorageNet™ 6000 series of domain managers. The Company is focusing its StorageNet™ 6000 efforts on the development of enhanced applications for managing tape storage.

        Network and other products revenue decreased 3% in 2000, compared to 1999, primarily due to decreased revenue from earlier-generation connectivity products offset by an increase in sales of third-party hardware and software designed to provide storage networking solutions.

STORAGE SERVICES

        The Company's storage services revenue consists of maintenance revenue associated with the Company's and third-party storage products, as well as integration service revenue associated with storage consulting activities. Storage services revenue increased 6% in 2001, compared to 2000, primarily due to improvements in the service delivery process and certain incremental billings.

        Storage services revenue decreased 2% in 2000, compared to 1999, primarily due to the Company's spin-off of its managed storage services business and certain lower margin consulting and integration service activities in connection with restructuring activities.

        There can be no assurance that service revenue will not decline in the future as the customer base continues to shift to the open-systems marketplace. Service revenue may also be adversely affected in future periods to the extent that older products currently under maintenance contracts are replaced by newer products with extended warranties.

GROSS PROFIT

        The following table sets forth the gross profit percentages for each segment calculated as gross profit for the segment divided by revenue for the segment.

	Year Ended December
	2001	2000	1999
Total gross profit	44.0%	40.4%	39.8%
Storage products	45.5%	42.2%	42.8%
Storage services	41.1%	36.5%	32.2%

        Total gross profit margins increased to 44% in 2001, compared to 40% in 2000. This increase is partially due to operational efficiencies and ongoing cost reduction activities in both the storage products and storage services segments. Gross profit margins for the Company's storage products increased to 46% in 2001, compared to 42% in 2000. The increase is primarily due to more favorable channel and product mixes. A higher percentage of the Company's product revenue was generated by the direct sales channel in 2001, which typically results in higher margins. Product mix shifted toward the Company's VSM, T9840 series, and T9940 products, which generally have higher margins than other storage products. The improved gross profit margins were partially offset by decreases in the selling prices for disk products and earlier-generation tape automation products. Gross profit margins for the storage services segment increased to 41% in 2001, compared to 37% in 2000. The increase is primarily due to improvements in the service delivery process and certain incremental billings.

        While total gross profit margins were largely unchanged in 2000, compared to 1999, margins from both products and services improved in the second half of 2000 as the Company began to realize some of the benefits from its restructuring activities. Gross profit margins for the Company's storage products decreased slightly during 2000, compared to 1999. The decrease reflects reduced selling prices for disk products and earlier-generation tape products; increased sales of tape cartridges for use with the T9840 series, which have lower margins; increased sales of third-party network products, which have lower margins; a decline in sales of disk products to IBM; and unfavorable manufacturing variances associated with excess manufacturing capacity during the first half of 2000. These decreases were largely offset by increased sales of the L-series tape libraries, which generally carry higher margins than the earlier-generation TimberWolf™ automated tape products. Gross profit margins for the storage services segment increased to 37% in 2000 compared to 32% in 1999, primarily as a result of reduced headcount, the elimination of unprofitable integration service activities, and improvements in consulting margins.

        The markets for the Company's products and services are subject to intense price competition. The Company anticipates that price competition for its products and services will continue to have an impact on the Company's gross profit margins. The Company's ability to sustain or improve gross margins is dependent on gaining further operational efficiencies, achieving cost improvements associated with the sourcing of production materials, the implementation of internal pricing controls and asset management disciplines, and driving improved profitability from the Company's continuing consulting and integration services activities. Storage product gross margins may be affected in future periods by inventory reserves and writedowns resulting from rapid technological changes or delays in gaining market acceptance for products.

RESEARCH AND PRODUCT DEVELOPMENT

        Research and product development expenses decreased 5% in 2001, compared to 2000, and decreased 7% in 2000, compared to 1999. The Company continues to evaluate and prioritize research and product development programs to achieve operational efficiencies and is focusing research and development activities on the core businesses of tape automation, virtual storage, and SAN products and related services. Research and product development costs as a percentage of revenue were 12% in 2001, compared to 13% in 2000 and 12% in 1999. The Company currently has no externally acquired research and development projects in progress. No single internally developed research or product development project is expected to be individually material to the Company's financial position or results of operations, either in terms of the estimated future cost to complete or in terms of expected future revenue or cash flows resulting from the completion of the project.

SELLING, GENERAL, ADMINISTRATIVE, AND OTHER INCOME AND EXPENSE

        Selling, general, administrative, and other income and expense (SG&A) increased 3% in 2001, compared to 2000, primarily due to increased headcount within the direct sales organization, as well as increased headcount in the customer service organization.

        SG&A decreased 12% in 2000, compared to 1999, primarily as a result of headcount reductions and decreased selling expenses. Selling expenses decreased in 2000 as a result of reduced spending on product marketing activities, as well as reduced bonus and commission expenses associated with decreases in sales revenue. General and administrative expenses decreased in 2000 primarily due to reduced headcount.

LITIGATION

        In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit seeks injunctive relief and damages in the amount of $2.4 billion. In December 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the Court of Appeals). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. In July 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. In August 1999, Stuff again appealed the dismissal to the Court of Appeals seeking to overturn the decision of the District Court. In August 2000, the Court of Appeals remanded the case back to the District Court for a trial on the factual issues relating to the interpretation of the language embodied in the 1990 settlement agreement. The Company filed a Petition for Rehearing with the Court of Appeals. In October 2000, the Court of Appeals denied the Company's Petition for Rehearing. In November 2000, the Company filed a Petition for Certiorari with the Supreme Court of Colorado (the Supreme Court). In April 2001, the Supreme Court denied the Company's petition. The case has been remanded to the District Court for trial. In July 2001, the parties stipulated to a bifurcated trial by first proceeding with a liability phase and, if Stuff were to prevail in the liability phase, a damages phase. A trial date for the first phase has been set for September 16, 2002. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

        In June 1995, Odetics, Inc., filed a patent infringement suit against the Company alleging infringement of various patents. During 1999, the Company recognized a pre-tax expense of $97.8 million in connection with the resolution of this litigation. In December 2001, the Company recognized a pre-tax gain of approximately $22.3 million in connection with the settlement of a claim against a third party that arose from the settlement of the Odetics suit. The Company also recognized pre-tax expenses of $5.8 million in 1999 associated with the settlement of other litigation.

        The Company also is involved in various other less significant legal actions. While the Company currently believes that the amount of any ultimate potential loss would not be material to the Company's financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company's financial position or reported results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company's inability to ship products or components found to have violated third-party patent rights.

LITIGATION AND OTHER SPECIAL ITEMS

        The components of litigation and other special items are as follows (in thousands):

	Year Ended
	December 28, 2001	December 29, 2000	December 31, 1999
Litigation settlements (recoveries)	$(22,250)	$—	$103,582
Investment writedowns	12,047	—	—
Restructuring activities	—	27,176	43,252
Other	6,944	—	—

	(3,259)	27,176	146,834
Benefit (provision) for income taxes	1,108	(9,512)	(52,860)

Litigation and other special items, after tax	$(2,151)	$17,664	$93,974

        See "Litigation" for a discussion of the Company's litigation settlements and recoveries.

        The Company recognized a charge of $12.0 million in December 2001 primarily in connection with the writedown of a cost method investment held by the Company. This impairment charge resulted from adverse developments in the financial condition of the investee during the fourth quarter of 2001 that resulted in a recapitalization of the company. As a result of these adverse developments, the Company concluded that the decrease in the value of the Company's investment was other-than-temporary in nature. The Company has no remaining net book value for this investment as a result of this impairment charge.

        The Company recognized a one-time charge of $6.9 million in December 2001 related to the abandonment of a building, investment losses associated with a retirement plan for employees of an international subsidiary, and non-recurring severance charges incurred in connection with a headcount reduction. Substantially all of the severance charges were incurred and paid during the fourth quarter of 2001. The Company does not anticipate any material impact as a result of the other special items.

        The Company continues to focus efforts on reducing costs and driving productivity gains. This focus is particularly critical given the recent slowdown in information technology spending due to the economic downturn and uncertainties associated with the September 11 terrorist attacks. The Company is currently developing detailed action plans for the implementation of new cost-saving initiatives. There can be no assurance that these initiatives will be successful or sufficient to allow the Company to generate improved operating results in future periods. It is possible that changes in the Company's business or its industry may necessitate additional restructuring expense in the future. The necessity for additional restructuring activities may result in expenses that adversely affect reported results of operations in the period the restructuring plan is adopted and may require incremental cash payments.

2000 Restructuring Charges

        On October 28, 1999, the Company announced a broad restructuring program intended to return the Company to profitability. The key elements of the program included a reduction in headcount, a reduction of investment in certain businesses, a recommitment to the Company's core strengths, modifications to the sales model for the United States and Canada, and other organizational and operational changes.

        The Company incurred approximately $27.2 million of restructuring expense during 2000. Approximately $21.5 million of this charge related to employee severance expense, $5.3 million related to the impairment writedown of assets at the Company's manufacturing facility in Toulouse, France, as well as asset writedowns associated with the spin-off of the Company's managed storage services business, and $462,000 related to excess lease space in Canada and legal and accounting expenses associated with the spin-off of the Company's managed storage services business. The restructuring program was completed in the third quarter of 2000.

1999 Restructuring Charges

        The Company incurred pre-tax expenses of $43.3 million during 1999 in connection with a restructuring program announced in April 1999. This program provided for a reduction in headcount as well as the elimination of certain lower priority research and development programs.

INTEREST INCOME AND EXPENSE

        Interest income increased $224,000 in 2001, compared to 2000, as a result of an increase in cash available for investment. Interest expense decreased $9.9 million in 2001, compared to 2000, due to decreased borrowings under the Company's debt and financing arrangements.

        Interest income increased $5.9 million in 2000, compared to 1999, as a result of an increase in cash available for investment. Interest expense decreased $6.6 million in 2000, compared to 1999, due to decreased borrowings under the Company's credit facilities.

        See "Liquidity and Capital Resources—Sources of Liquidity and Capitalization," for further discussion of the Company's debt and financing arrangements.

INCOME TAXES

        The Company's effective tax rate was 34% in 2001, 35% in 2000, and 36% in 1999.

        Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," requires that deferred income tax assets be recognized to the extent that realization of such assets is more likely than not. Based on the currently available information, management has determined that the Company will more likely than not realize $217.3 million of deferred income tax assets as of December 28, 2001. The Company's valuation allowance of approximately $20.8 million as of December 28, 2001, relates principally to net deductible temporary differences, tax credit carryforwards, and net operating loss carryforwards.

CRITICAL ACCOUNTING POLICIES

        The Company's discussion and analysis of its financial condition and results of operations is based on the consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Estimates have been made by management in several areas, including, but not limited to, the realizability of deferred tax assets, the future obligations associated with the Company's litigation, inventory reserves, the allowance for doubtful accounts, and the recoverability of equity investments. Actual results could differ materially from these estimates. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

        Revenue for product sales is recognized when all of the following criteria have been met: (a) evidence of an agreement exists, (b) delivery to the customer has occurred, (c) the price to the customer is fixed or determinable, and (d) collectibility is reasonably assured.

        The Company requires written agreements with its customers as a basis for recognizing revenue. The nature of the agreement required for revenue recognition varies by customer and geographic region depending on normal business practices for the class of customer.

        The Company determines whether delivery has occurred for the purposes of recognizing revenue based on a determination as to whether title and risk of loss has been transferred to the customer. The determination as to whether the purchase price of a product sale is fixed or determinable is made based on the terms of the contract and historical experience.

        For end-user sales, the Company recognizes revenue at the time delivery to and acceptance by the customer has occurred. Acceptance by the customer is determined to have occurred either at the time of installation at the customer site or upon receipt of written acceptance, depending on the terms of the contract and applicable commercial law. For end-user sales, the purchase price is generally fixed at the time title and risk of loss transfer to the customer.

        Sales to Indirect Channel customers generally allow certain rights of return with respect to unsold products, as well as subsequent sales price adjustments. Product sales to Indirect Channel customers are either recognized at the time of shipment or at the time the product is resold by the Indirect Channel customer, depending on the Company's historical experience with respect to sales returns and adjustments. Product sales revenue that is recognized at the time of shipment is reduced by estimated returns and adjustments.

        The determination as to whether collection is reasonably assured is based on a number of factors, including past transaction history and the creditworthiness of the customer. If the Company believes collection is not reasonably assured, or if the customer is granted extended payment terms outside the customary payment terms for the class of customer, revenue recognition is delayed until collection is determined to be reasonably assured, which is generally upon receipt of cash.

        Revenue for services is recognized as earned, and the associated costs and expenses are recognized as incurred. Extended warranty or maintenance services are sometimes bundled with the sale of product. In these situations, the Company utilizes a residual value method of accounting. Under the residual value method of accounting, revenue is deferred for the estimated fair value of the services. Fair value is based upon separate sales of renewals to other customers or upon renewal rates quoted in the contracts. Deferred service revenue is recognized on a straight-line basis over the contractual service period.

Warranty Reserves

        The Company's standard product warranties provide for the repair or replacement of products that fail to meet their essential purpose to the customer. In certain situations, the Company may also be responsible for refunding the purchase price of the product to its customers. The Company establishes a reserve for the estimated cost of warranties at the time revenue is recognized. While the Company engages in extensive product quality programs and processes, the development of new products involves the integration of complex designs and processes by both the Company and its suppliers. If a design flaw existed in the development of a product, revisions to the estimated warranty liability would be required.

Inventory Reserves

        The Company had inventory reserves of $85.2 million as of December 28, 2001, for obsolete, slow-moving, and non-saleable inventory. The Company evaluates the need for reserves based on a quarterly review of forecasted demand and market values for its products. Inventory reserves are established to the extent that the cost of the inventory exceeds the estimated market value of the inventory based on assumptions regarding future demand in relation to existing inventory balances and market conditions. Short product life cycles are inherent in the high-technology market. Product and technology transitions announced by the Company or its competitors, delays in the availability of new products, changes in the purchasing patterns of the Company's customers and distribution partners, or adverse global economic conditions may materially affect estimates of the Company's inventory reserve requirements resulting in additional inventory writedowns. The Company recognized inventory writedowns of $56.4 million in 2001, compared to $78.7 million in 2000 and $57.3 million in 1999.

Accounting for Income Taxes

        The Company evaluates a variety of factors in determining the amount of deferred income tax assets to be recognized pursuant to SFAS No. 109, including the Company's earnings history, the number of years the Company's operating losses and tax credits can be carried forward, the existence of taxable temporary differences, near-term earnings expectations, and the highly competitive nature of the high-technology market. The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. As of December 28, 2001, the valuation allowance for deferred tax assets was $20.8 million. This valuation allowance is determined based on estimates of the Company's future taxable income by tax jurisdiction and incorporates ongoing prudent and feasible tax planning strategies. In the event that actual results differ from these estimates, the Company may need to adjust the valuation allowance. In the event the Company determines that it will be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase reported net income in the period the determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period the determination was made.

Litigation

        The Company's current estimated range of liability related to pending litigation is based on claims for which the Company can estimate the amount and range of loss. In circumstances where there is a range of possible losses, the Company has recorded the minimum estimated liability related to those claims. Because of the uncertainties related to both the amount and range of losses on pending litigation, the Company is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess its potential liability and revise its estimates. Such revisions in estimates of the potential liability could materially impact the Company's financial position and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." This statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001; establishes specific criteria for the recognition of intangible assets separately from goodwill; and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The Company adopted SFAS No. 141 for its fiscal year ending December 28, 2001. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 requires that goodwill no longer be amortized. Under SFAS No. 142, goodwill will be tested for impairment on an annual basis or as necessary and written off if impaired. SFAS No. 142 is effective for the Company's financial statements for the year ending December 27, 2002. Unamortized goodwill was $7.4 million as of December 28, 2001. The Company anticipates it will complete its initial impairment test for this remaining goodwill balance in the first half of 2002. An impairment charge is not currently anticipated to result from the completion of this impairment test. The Company estimates that a pre-tax benefit of $5.2 million will result in fiscal 2002 as a result of the provision in SFAS No. 142, which requires that goodwill no longer be amortized.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." This statement addresses the accounting for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS No. 143 is effective for the Company's financial statements for the year ending December 26, 2003. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses the accounting for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for the Company's financial statements for the year ending December 27, 2002. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

        The Company's cash balance increased $173.5 million in 2001 as a result of progress in the Company's efforts to more effectively manage working capital. The Company's operating activities provided cash of $266.1 million in 2001, compared to $336.8 million in 2000. The decrease in cash provided by operating activities in 2001 was primarily related to receipt of tax refunds of $54.9 million in 2000. Cash used in investing activities decreased to $51.3 million during 2001, as compared to $78.7 million in 2000, primarily due to decreased expenditures on property, plant, and equipment. Cash used in financing activities decreased $156.8 million in 2001, primarily due to repayments of borrowings under the Company's credit facilities in 2000.

        The Company's cash balance increased $64.3 million in 2000 as a result of progress in the Company's efforts to more effectively manage working capital and the receipt of tax refunds of $54.9 million in 2000. The Company's operating activities provided cash of $336.8 million in 2000, compared to cash of $245.6 million in 1999, excluding the effects of one-time payments related to litigation and restructuring. The increase in cash generated from operations in 2000 was primarily the result of progress in the Company's efforts to more effectively manage working capital. Cash used in investing activities decreased to $78.7 million during 2000, as compared to $102.4 million in 1999, primarily due to decreased expenditures on property, plant and equipment. Cash used in financing activities was $188.4 million in 2000, which was primarily related to repayments of borrowings under the Company's credit facilities.

Contractual Obligations and Commercial Commitments

        Following is a summary of all contractual obligations and commercial commitments of the Company as of December 28, 2001 (in thousands of dollars):

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Contractual cash obligations
Credit facilities	$73,401	$73,401	$—	$—	$—
Long-term debt	15	—	15	—	—
Capital lease obligations	15,289	1,573	2,775	2,736	8,205
Noncancelable operating leases	103,432	30,474	37,075	19,678	16,205
Unconditional purchase obligation	35,000	11,000	24,000	—	—

Total contractual cash obligations	$227,137	$116,448	$63,865	$22,414	$24,410

		Amount of Commitment Expiration Per Period
	Total Amounts Committed	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Other commercial commitments
Available credit facilities	$149,778	$—	$149,778	$—	$—
Outstanding letters of credit against credit facilities	222	—	222	—	—

Total commercial commitments	$150,000	$—	$150,000	$—	$—

Sources of Liquidity and Capitalization

        The Company entered into a $150.0 million revolving credit facility (the Revolver) in October 2001 that expires in October 2004. The interest rates for borrowing under the Revolver are dependent on the Company's Total Debt to rolling four quarter Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA) ratio and the term of the outstanding borrowing. The rate ranges from the applicable LIBOR plus 1.75% to 2.50% or the agent bank's base rate plus 0.00% to 0.50%. The Company had no outstanding borrowings under the Revolver as of December 28, 2001, but had outstanding letters of credit for approximately $222,000. The remaining available credit under the Revolver as of December 28, 2001, was approximately $149.8 million. The Revolver is secured by the Company's domestic accounts receivable and domestic inventory, and contains certain financial and other covenants, including restrictions on the payment of cash dividends on the Company's common stock. The Revolver replaces a previous revolving credit facility that expired in October 2001.

        The Company had a financing agreement with a bank that provided for the sale of promissory notes in the principal amount of up to $75.0 million at any one time. The agreement, which expired in January 2002, provided for commitments by the bank to purchase the Company's promissory notes denominated in a number of foreign currencies. As of December 28, 2001, the Company had promissory notes of approximately $73.4 million outstanding under this financing agreement. The notes were subsequently repaid in January 2002. Obligations under the agreement were not cancelable by the Company or the bank. The promissory notes, together with accrued interest, were payable in U.S. dollars within 40 days from the date of issuance. The weighted average interest rate associated with the promissory notes outstanding as of December 28, 2001, was 4.01%. Under the terms of the agreement, the Company was required to comply with certain covenants and, under certain circumstances, may have been required to maintain a collateral account, including cash and qualifying investments, in an amount up to the outstanding balance of the promissory notes.

        The Company's cash flows from operations are currently expected to serve as the principle source of working capital. Cash flows from operations could be negatively impacted by a decrease in demand for the Company's products and services as a result of rapid technological changes and other risks described under "Factors That May Affect Future Results."

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

        The Company's debt-to-capitalization ratio decreased from 9% as of December 29, 2000, to 7% as of December 28, 2001, primarily due to the repayment of a note payable. See "Working Capital," above, for a discussion of cash sources and uses.

INTERNATIONAL OPERATIONS

        International operations accounted for approximately 51% of the Company's revenue in 2001, compared to 51% in 2000 and 41% in 1999. The Company also sells products through domestic indirect distribution channels that have some of their end-user customers located outside the United States. The Company expects that it will continue to generate a significant portion of its revenue from international operations. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within western Europe, principally Germany, France, and the United Kingdom; Australia; Canada; Japan; and Korea. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates. In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a foreign currency hedging program. See "Market Risk Management" below.

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

        A hypothetical 10% adverse movement in foreign exchange rates applied to the Company's foreign currency exchange rate sensitive instruments held as of December 28, 2001, and as of December 29, 2000, would result in a hypothetical loss of approximately $55.6 million and $69.5 million, respectively. The decrease in the hypothetical loss for 2001 is primarily due to a decrease in outstanding derivatives used to hedge forecasted cash flows. These hypothetical losses do not take into consideration the Company's underlying international operations. The Company anticipates that any hypothetical loss associated with the Company's foreign currency exchange rate sensitive instruments would be offset by gains associated with its underlying international operations.

Interest Rate Risk

        Changes in interest rates affect interest income earned on the Company's cash investments, as well as interest expense on short-term borrowings. A hypothetical 10% adverse movement in interest rates applied to cash investments and short-term borrowings would not have a material adverse effect on the Company's financial position, earnings, or cash flows.

Credit Risk

        The Company is exposed to credit risk associated with cash investments, foreign currency derivatives, and trade receivables. The Company does not believe that its cash investments and foreign currency derivatives present significant credit risks, because the counterparties to the instruments consist of major financial institutions, and the Company manages the notional amount of contracts entered into with any one counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited due to the large number of customers in the Company's customer base and their dispersion across various industries and geographic areas. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

FACTORS THAT MAY AFFECT FUTURE RESULTS

New Products and Services

        The Company's results of operations and competitive strength depend on its ability to successfully develop, manufacture, and market innovative new products and services. Short product life cycles are inherent in the high-technology market. The Company devotes significant resources to research and product development projects and must effectively manage the risks inherent in new product transitions. Developing new technologies, products, and services is complex and involves various uncertainties. In addition, the Company is still developing the necessary product modifications and professional services knowledge to successfully implement its storage area networking (SAN) solutions in various customer operating environments. Delays in product development, manufacturing, or in customer evaluation and purchasing decisions may make product transitions difficult. The manufacture of new products involves integrating complex designs and processes, collaborating with sole source suppliers for key components, and increasing manufacturing capacities to accommodate demand. A design flaw, the failure to obtain sufficient quantities of key components, or manufacturing constraints could adversely affect the Company's operating and financial results. The Company has experienced product development and manufacturing delays in the past that adversely affected its financial results and competitive position. There can be no assurance that the Company will be able to successfully manage the development and introduction of new products and services in the future.

Emerging Markets

        Future revenue growth is partially dependent on successfully developing and introducing products for two primary emerging markets: the open-systems market and the SAN market.

        The open-systems market includes products designed to operate in the UNIX, NT, and other non-MVS operating environments. Competition in the open-systems market is aggressive and is primarily based on functionality, technology, performance, reliability, quality, system scalability, price, product availability, customer service, and brand recognition. The open-systems market encompasses a broad range of customers, including customers outside of the Company's traditional customer base. Many of the Company's potential customers in the open-systems market purchase their storage requirements as part of a bundled product, which may provide a competitive advantage to the Company's rivals. The Company expects to address these competitive factors through the delivery of storage solutions that provide customers with superior functionality, performance, and quality. The Company's customer base continues to shift to the open-systems market, and there can be no assurance that the Company's strategy will be effective in expanding its open-systems market sales.

        The current and potential market for SAN solutions and technologies is continually evolving, and is characterized by rapidly changing technology and standards. New SAN solutions are continually being introduced by major server and storage providers. Customers may be reluctant to adopt new data storage standards, and competing standards may emerge that will be preferred by customers. Because this market is new and standards are still being defined, it is difficult to predict the potential size of the SAN market or the future rate of adoption of the Company's SAN solutions.

Competition

        In 2001, approximately 81% of the Company's product sales revenue was derived from sales of tape and tape automation products. Additionally, a significant portion of the Company's service revenue is derived from the service of tape and tape automation products. One of the key competitive advantages that the Company's tape and tape automation products have over the competition's disk storage products is that the Company's tape and tape automation products store digitized data at a fraction of the cost of disk storage. The cost of disk storage continues to decrease at a rapid rate. The Company must continue to develop and introduce new tape and tape automation products that reduce the cost of storage at a rate that is similar to the decline in disk storage costs in order to maintain this competitive advantage.

        Strong competition has resulted in price erosion in the past, and the Company expects this trend to continue. The disk market has recently been subject to intense price competition. While the Company has unique competitive advantages with respect to its established customer base and a broad range of storage solution offerings, the Company's ability to compete in the disk market may be limited by the resources available for the further development of its disk products, as well as the ability to continue dropping the prices for its disk offerings to meet its competition.

        Price competition for the Company's products and services may have a significant impact on the Company's gross profit margins. The Company's ability to sustain or improve total gross margins is significantly dependent on designing, developing, and manufacturing competitive products, as well as reducing costs associated with the sourcing of production materials. Storage product gross margins also may be affected in future periods by inventory reserves and writedowns resulting from rapid technological changes or delays in gaining market acceptance for products.

Indirect Channels

        The Company continues to develop its indirect distribution channels, including original equipment manufacturers (OEMs), value-added distributors (VADs), value-added resellers (VARs), and other distributors. Increasing the Company's sales through these indirect channels is critical to the Company's successful expansion into the open-systems marketplace. There can be no assurance that the Company will be successful in expanding its indirect channel sales. Furthermore, there can be no assurance that profit margins on indirect channel sales will not deteriorate due to competitive pressures. Maintenance revenue also may be adversely affected in future periods to the extent that customers of these indirect channel partners elect to purchase maintenance services from vendors other than the Company.

        The Company's ability to forecast future demand for its products may be adversely affected by unforeseen changes in demand from its indirect channel customers. The Company's indirect channel sales were adversely impacted during 2001 by the downturn in the economy. The Company has limited visibility to future indirect channel sales and the future health of its channel partners. The Company's financial results may be negatively affected if the financial condition of one or more of these channel partners weakens or if the current slowdown in customer spending continues.

Significant Personnel Changes

        The Company has experienced significant changes in its executive management team during 2001 and 2000. There can be no assurance that there will not be any future changes in the executive management team, and it may take a period of time before the new executive management team becomes fully productive.

        The Company experienced increased turnover in its U.S. and Canadian direct sales force in the first six months of 2000 as a result of its restructuring activities. The Company has now replaced most of the sales headcount lost during this period of turnover and is adding new direct sales headcount. While the Company's direct sales in the U.S. and Canada improved in 2001, the Company is still in the process of delivering the product training and sales tools to increase the effectiveness of its sales force.

        The Company experienced significant changes in the remainder of its employee base during the last two years as a result of the voluntary and involuntary severance programs implemented in connection with its restructuring activities, as well as increased levels of employee attrition. While the Company's restructuring activities are now substantially complete, and attrition rates have declined to historical rates, the future success of the Company depends in large part on its ability to attract, retain, and motivate highly skilled employees. The Company faces significant competition for individuals who possess the skills required to sell and deliver the products and services offered to its customers. An inability to successfully sell and deliver products and services required by the Company's customers could have an adverse effect on future operating results.

Ability to Develop and Protect Intellectual Property Rights

        The Company relies heavily on its ability to develop new intellectual property rights that do not infringe on the rights of others in order to remain competitive and to develop and manufacture products that are competitive in terms of technology and cost. There can be no assurance that the Company will continue to be able to develop such new intellectual property.

        The Company relies on a combination of U.S. patent, copyright, trademark, and trade secret laws to protect its intellectual property rights. With respect to certain of the Company's international operations, the Company files patent and trademark registration applications with foreign governments. However, many foreign countries do not have intellectual property laws that are as well developed as those of the United States. The Company enters into confidentiality agreements relating to its intellectual property with its employees and consultants. In addition, the Company includes confidentiality provisions in license and non-exclusive sales agreements with its customers.

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

Sole Source Suppliers

        The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and components. Many nonstandard parts are obtained from a single source or a limited group of suppliers. However, there are other vendors who could produce these parts in satisfactory quantities after a period of prequalification and product ramping. Certain key components and products are purchased from sole source suppliers that the Company believes are currently the only manufacturers of the particular components that meet the Company's qualification requirements and other specifications or for which alternative sources of supply are not readily available. Imation Corporation is a sole source supplier for the T9840 series and T9940 tape cartridges, and the Company is dependent on Imation to economically produce large volumes of high-quality tape cartridges at a cost acceptable to the Company and its customers. IBM was a sole source supplier for disk drives used in the Company's V960 and VSM products. As a result of IBM discontinuing the manufacture of these drives, the Company entered into a final purchase commitment with IBM based on forecasted requirements. The Company has recognized inventory writedowns during 2001 related to the current projected excess inventory levels of IBM disk drives obtained as part of the final purchase commitment. The Company is currently developing an industry standard drive interface for its V960 and VSM products. This project is in the engineering and development stage. Failure to accurately forecast drive requirements or changes in the development schedule for the drive interface could result in additional inventory writedowns, or the inability to meet customer needs for these products.

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

        The Company is dependent on a sole subcontractor, Herald Datanetics Ltd. (HDL), to manufacture a key component used in certain tape products. HDL is located in the People's Republic of China (PRC). To date, the Company has not experienced any material problems with HDL. The Company's dependence on HDL is subject to additional risks beyond those associated with other sole suppliers, including the lack of a well-established court system or acceptance of the rule of law in the PRC, the degree to which the PRC permits economic reform policies to continue, the political relationship between the PRC and the United States, and broader political and economic factors.

Manufacturing

        A significant portion of the Company's products is manufactured in facilities located in Puerto Rico. The Company's ability to manufacture products may be affected by weather-related risks beyond the control of the Company. If the Puerto Rico manufacturing facility were affected by weather, the Company may not have an alternative source to meet the demand for its products without substantial delays and disruption to its operations. The Company carries interruption insurance to mitigate some of this risk. There is no assurance that the Company could obtain sufficient alternate manufacturing sources or repair the facilities in a timely manner to satisfy the demand for its products. Failure to fulfill manufacturing demands could adversely affect the Company's operating and financial results in the future.

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

        In the past, the Company's results have followed a seasonal pattern, which reflects the tendency of customers to make their purchase decisions at the end of a calendar year. During any fiscal quarter, a disproportionately large percentage of the total product sales are earned in the last weeks or days of the quarter. This effect has been compounded by the recent slowdown in the global economy.

        A number of other factors also may cause revenue to fall below expectations, such as product and technology transitions announced by the Company or its competitors, delays in the availability of new products, changes in the purchasing patterns of the Company's customers and distribution partners, or adverse global economic conditions. The mix of sales among the Company's business segments and sales concentration in particular geographic regions may carry different gross profit margins and may cause the Company's operating margins to fluctuate. These factors make the forecasting of revenue inherently difficult. Because the Company plans its operating expenses on expected revenue, a shortfall in revenue may cause earnings to be below expectations in that period.

        The Company's ability to generate revenue growth during 2001 was adversely affected by the slowdown in the global economy as some customers delayed purchase decisions and reevaluated their information technology spending budgets. In an attempt to protect itself from this economic downturn, the Company has implemented various cost-saving measures, including reduced discretionary spending. There can be no assurance that a prolonged economic downturn will not have additional adverse effects on the Company's future revenue or operating results. Although the Company has a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could also increase the Company's exposure to credit risk on its trade receivables.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The information required under this Item 7A is included in the section above titled "Market Risk Management."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements and financial statements schedules listed in Item 14(a)(1) and (2) of this Form 10-K are incorporated by reference into this Item 8 of Part II of this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information concerning the Company's directors required by this Item is incorporated by reference to the information set forth under the caption "Proposal 1—Election of Directors" in the Company's definitive Proxy Statement concerning the Annual Meeting of Stockholders to be held May 23, 2002 (the "2002 Proxy Statement"). The information concerning the Company's executive officers required by this Item is incorporated by reference to the information set forth under the caption "Executive Officers and Certain Significant Employees of the Registrant," in Part I of this Annual Report on Form 10-K.

        The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the information under the captions "Compensation of Executive Officers" and "Director Compensation" in the 2002 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference to the information under the caption "Voting Securities of the Company—Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to the information under the captions "Compensation of Executive Officers," "Director Compensation," and "Indebtedness of Management" in the 2002 Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as a part of this report:

1.
Financial Statements:
2.
Financial Statement Schedules:

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

10.1	(1)
		Storage Technology Corporation Amended and Restated 1987 Employee Stock Purchase Plan, as amended (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)
10.2	(1)
		Storage Technology Corporation Amended and Restated 1995 Equity Participation Plan (previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)
10.3	(1)
		Storage Technology Corporation Management by Objective Bonus Plan (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)
10.4	(1)
		Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)
10.5	(1)(2)	Storage Technology Corporation Flexible Option Plan, dated December 2001
10.6	(1)
		Agreement between the Company and Gary Francis, dated August 19, 1997 (previously filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1997, filed on March 6, 1998, and incorporated herein by reference)
10.7	(1)
		CEO Employment Agreement, dated July 11, 2000, between the Company and Patrick J. Martin (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, filed on August 11, 2000, and incorporated herein by reference)
10.8	(1)
		Severance Agreement, dated as of July 1, 2001, between the Company and Robert S. Kocol (previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)
10.9	(1)(2)	Restricted Stock Award Agreement, dated as of September 27, 2001, by and between the Company and Robert S. Kocol
10.10	(1)
		Offer Letter, dated May 10, 2001, from the Company to Michael McLay (previously filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)
10.11	(1)
		Offer Letter, dated February 9, 2001, from the Company to Jill F. Kenney (previously filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)
10.12	(1)
		Offer Letter, dated February 9, 2001, from the Company to Roger Gaston (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)
10.13	(1)
		Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $390,000 (previously filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)
10.14	(1)
		Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $160,000 (previously filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.15	(1)
		Form of LEAP Participation Agreement, dated April 30, 2001 (previously filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)
10.16	(1)
		Offer Letter, dated July 16, 2001, from the Company to Roy Perry (previously filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)
10.17	(1)
		Offer Letter, dated June 27, 2001, from the Company to Angel Garcia (previously filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)
10.18	(1)
		Letter Agreement, dated July 1, 2001, between the Company and Bruce Taafe (previously filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)
10.19	(1)(2)	Separation Agreement and Release, dated January 2, 2002, by and between the Company and Jeffrey Dumas
10.20	(1)(2)	Offer Letter, dated December 10, 2001, between the Company and Thomas Major
10.21	(1)(2)	Letter Agreement, dated July 31, 2001, between the Company and Pierre Cousin
10.22	(1)(2)	Separation Agreement, dated March 31, 2001, between the Company and Gary Anderson
10.23
		Credit Agreement, dated as of October 10, 2001, among the Company, the several financial institutions thereto, Bank of America, N.A., as letter of credit issuing bank and sole administrative agent for the Banks, Key Corporate Capital, Inc. as Documentation Agent, Fleet National Bank as Syndication Agent, and Banc of America Securities LLC as sole lead arranger and sole book manager (previously filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)
10.24
		Security Agreement, dated as of October 10, 2001, by and among the Company, Bank of America, N.A., as Collateral Agent for itself and other Secured Parties referred to therein (previously filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)
10.25
		Guaranty, dated as of October 10, 2001, by StorageTek Holding Corporation, in favor of the Banks party to a certain Credit Agreement and Bank of America, N.A., as Agent and Issuing Bank and Collateral Agent (previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)
10.26
		Contingent Multicurrency Note Purchase Commitment Agreement dated as of December 12, 1996, between the Company and Bank of America National Trust and Savings Association (previously filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1996, filed on March 7, 1997, and incorporated herein by reference)
10.27
		Second Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated November 20, 1998, between Bank of America National Trust and Savings Association and the Company (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25,1998, filed on March 5, 1999, and incorporated herein by reference)

10.28
		Third Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated August 13, 1999, between Bank of America National Trust and Savings Association and the Company (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)
10.29
		Fourth Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated January 5, 2000, between the Company and Bank of America, N.A. (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)
10.30
		Fifth Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated August 15, 2000, between the Company and Bank of America, N.A. (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)
10.31
		Waiver to Second Amended and Restated Multicurrency Note Purchase Commitment Agreement, dated as of April 25, 2001, by and between the Company and Bank of America, N.A. (previously filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)
21.1	(2)	Subsidiaries of Registrant
23.1	(2)	Consent of PricewaterhouseCoopers LLP

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

  Current Report on Form 8-K, filed on February 22, 2002, relating to an Item 5, Other Events and Regulation FD Disclosure, regarding a press release issued by the Company discussing certain aspects of the Company's Analyst Day meeting held in New York on February 21, 2002.

(c)
Exhibits.

  The Exhibits listed in Item 14(a)(3) hereof are filed as part of this Annual Report on Form 10-K.

(d)
Financial Statement Schedules.

  See Item 14(a)(2) above.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2002	STORAGE TECHNOLOGY CORPORATION
	By:	/s/ PATRICK J. MARTIN Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ PATRICK J. MARTIN Patrick J. Martin	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)	March 1, 2002
/s/ ROBERT S. KOCOL Robert S. Kocol	Corporate Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2002
/s/ THOMAS G. ARNOLD Thomas G. Arnold	Vice President and Corporate Controller (Principal Accounting Officer)	March 1, 2002
/s/ JAMES R. ADAMS James R. Adams	Director	March 1, 2002
/s/ WILLIAM L. ARMSTRONG William L. Armstrong	Director	March 1, 2002
/s/ WILLIAM R. HOOVER William R. Hoover	Director	March 1, 2002
/s/ WILLIAM T. KERR William T. Kerr	Director	March 1, 2002
/s/ ROBERT E. LA BLANC Robert E. La Blanc	Director	March 1, 2002
/s/ ROBERT E. LEE Robert E. Lee	Director	March 1, 2002
/s/ RICHARD C. STEADMAN Richard C. Steadman	Director	March 1, 2002

STORAGE TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEET
(In Thousands, Except Share Amounts)

	December 28, 2001	December 29, 2000
ASSETS
Current assets:
Cash and cash equivalents	$453,217	$279,731
Accounts receivable	505,630	553,790
Inventories	183,980	218,218
Deferred income tax assets	95,459	121,703
Other current assets	16,240	—

Total current assets	1,254,526	1,173,442
Property, plant, and equipment	232,289	267,082
Spare parts for maintenance	35,674	41,614
Deferred income tax assets	121,826	73,997
Other assets	114,568	97,423

Total assets	$1,758,883	$1,653,558

LIABILITIES
Current liabilities:
Credit facilities	$73,401	$78,381
Current portion of long-term debt	812	6,110
Accounts payable	66,648	99,675
Accrued liabilities	361,113	363,048
Income taxes payable	212,566	155,626

Total current liabilities	714,540	702,840
Long-term debt	9,523	12,083

Total liabilities	724,063	714,923

Commitments and contingencies (Notes 6 and 8)
STOCKHOLDERS' EQUITY
Common stock, $.10 par value, 300,000,000 shares authorized; 105,032,665 shares issued at 2001 and 103,172,244 shares issued at 2000	10,503	10,320
Capital in excess of par value	875,379	854,744
Retained earnings	150,129	82,922
Accumulated other comprehensive income	7,642	—
Treasury stock of 200,643 shares at 2001 and 113,174 shares at 2000, at cost	(3,777)	(2,334)
Unearned compensation	(5,056)	(7,017)

Total stockholders' equity	1,034,820	938,635

Total liabilities and stockholders' equity	$1,758,883	$1,653,558

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Year Ended
	December 28, 2001	December 29, 2000	December 31, 1999
Revenue:
Storage products	$1,359,356	$1,411,932	$1,704,314
Storage services	685,966	648,272	663,917

Total revenue	2,045,322	2,060,204	2,368,231

Cost of revenue:
Storage products	741,142	816,849	974,780
Storage services	403,719	411,837	450,467

Total cost of revenue	1,144,861	1,228,686	1,425,247

Gross profit	900,461	831,518	942,984
Research and product development costs	244,542	257,798	277,770
Selling, general, administrative, and other income and expense, net	560,726	542,527	615,616
Litigation and other special items	(3,259)	27,176	146,834

Operating profit (loss)	98,452	4,017	(97,236)
Interest income	10,189	9,965	4,102
Interest expense	(6,834)	(16,723)	(23,316)

Income (loss) before income taxes	101,807	(2,741)	(116,450)
Benefit (provision) for income taxes	(34,600)	959	41,900

Net income (loss)	$67,207	$(1,782)	$(74,550)

EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share	$0.65	$(0.02)	$(0.75)

Weighted-average shares	103,143	100,859	99,900

Diluted earnings (loss) per common share	$0.64	$(0.02)	$(0.75)

Weighted-average and dilutive potential shares	104,929	100,859	99,900

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(In Thousands)

	Year Ended
	December 28, 2001	December 29, 2000	December 31, 1999
OPERATING ACTIVITIES
Cash received from customers	$2,083,280	$2,085,470	$2,456,222
Cash paid to suppliers and employees	(1,842,709)	(1,773,014)	(2,199,744)
Cash received from (paid for) litigation and other special items	19,730	(25,373)	(120,182)
Interest received	10,189	9,965	4,102
Interest paid	(5,917)	(15,126)	(21,395)
Income tax refunded	1,522	54,858	6,407

Net cash provided by operating activities	266,095	336,780	125,410

INVESTING ACTIVITIES
Purchase of property, plant, and equipment	(57,834)	(71,815)	(104,595)
Proceeds from sale of property, plant, and equipment	114	2,053	3,844
Other assets	6,417	(8,921)	(1,633)

Net cash used in investing activities	(51,303)	(78,683)	(102,384)

FINANCING ACTIVITIES
Proceeds from (repayments of) credit facilities, net	(12,227)	(188,472)	9,479
Proceeds from employee stock plans	18,043	15,825	25,383
Proceeds from other debt	2,305	11,974	23,036
Repayment of company-owned life insurance policy loans	(30,414)	—	—
Repayments of other debt	(9,289)	(27,729)	(24,790)
Repurchases of common stock	—	—	(35,226)

Net cash used in financing activities	(31,582)	(188,402)	(2,118)

Effect of exchange rate changes on cash	(9,724)	(5,385)	(37,472)

Increase (decrease) in cash and cash equivalents	173,486	64,310	(16,564)
Cash and cash equivalents at beginning of year	279,731	215,421	231,985

Cash and cash equivalents at end of year	$453,217	$279,731	$215,421

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$67,207	$(1,782)	$(74,550)
Depreciation and amortization expense	107,026	139,664	143,010
Inventory writedowns	56,360	78,689	57,300
Non-cash litigation and other special items	16,471	5,720	26,652
Translation (gain) loss	(23,791)	13,381	38,841
Other non-cash adjustments to income	34,245	(4,107)	(61,599)
Decrease in accounts receivable	30,713	52,379	96,091
(Increase) decrease in inventories	(15,813)	(28,597)	3,738
Increase in other current assets	(4,661)	—	—
Increase in spare parts	(11,147)	(27,414)	(33,113)
Increase in net deferred income tax assets	(22,256)	(30,936)	(38,866)
Decrease in accounts payable	(31,646)	(9,816)	(22,541)
Increase (decrease) in accrued liabilities	6,882	65,259	(10,567)
Increase in income taxes payable	56,505	84,340	1,014

Net cash provided by operating activities	$266,095	$336,780	$125,410

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In Thousands, Except Share Amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Unearned Compensation	Total
Balances, December 25, 1998	$10,034	$834,778	$159,254	$—	$(2,409)	$(2,081)	$999,576
Common stock issued under stock purchase plan, and for exercises of options (1,718,419 shares)	172	27,672	—	—	—	—	27,844
Repurchases of common stock (1,350,000 shares)	(135)	(35,091)	—	—	—	—	(35,226)
Net loss	—	—	(74,550)	—	—	—	(74,550)
Other	12	3,421	—	—	75	(1,953)	1,555

Balances, December 31, 1999	10,083	830,780	84,704	—	(2,334)	(4,034)	919,199

Common stock issued under stock purchase plan, and for exercises of options (1,650,638 shares)	165	17,188	—	—	—	—	17,353
Net loss	—	—	(1,782)	—	—	—	(1,782)
Option exchange program (555,943 shares)	56	5,576	—	—	—	(5,632)	—
Other	16	1,200	—	—	—	2,649	3,865

Balances, December 29, 2000	10,320	854,744	82,922	—	(2,334)	(7,017)	938,635

Components of comprehensive income:
Net income	—	—	67,207	—	—	—	67,207
Other comprehensive income	—	—	—	7,642	—	—	7,642

Total comprehensive income	—	—	67,207	7,642	—	—	74,849

Common stock issued under stock purchase plan, and for exercises of options (1,830,618 shares)	183	17,860	—	—	—	—	18,043
Other	—	2,775	—	—	(1,443)	1,961	3,293

Balances, December 28, 2001	$10,503	$875,379	$150,129	$7,642	$(3,777)	$(5,056)	$1,034,820

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS

        Storage Technology Corporation (StorageTek or the Company) designs, develops, manufactures, and markets a broad range of storage solutions for digitized data, including business continuity and disaster recovery solutions. These solutions are designed to be easy to manage and allow universal access to data across servers, media types, and storage networks in both the mainframe and open-systems environments. The principal markets for the Company's products and services are located in the United States and Europe.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of Storage Technology Corporation and its wholly owned subsidiaries (collectively, StorageTek or the Company). All intercompany accounts and transactions have been eliminated in consolidation.

SIGNIFICANT ESTIMATES

        The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses during the periods. Estimates have been made by management in several areas, including, but not limited to, the realizability of the allowance for doubtful accounts, warranty reserves, inventory reserves, the valuation allowance associated with deferred income tax assets, the future obligations associated with the Company's litigation, and the recoverability of equity investments. Actual results could differ materially from these estimates.

REVENUE RECOGNITION

        Revenue for product sales to end-user customers is recognized when all of the following criteria have been met: (a) evidence of an agreement exists, (b) delivery to and acceptance by the customer has occurred, (c) the price to the customer is fixed or determinable, and (d) collection is reasonably assured. Product is deemed accepted by the customer either at the time of installation at the customer site or on receipt of written acceptance, depending on the terms of the contract and applicable commercial law.

        Revenue for product sales to original equipment manufacturers (OEMs), value-added distributors (VADs), value-added resellers (VARs), and other distributors (collectively, the Indirect Channel) is recognized when all of the following criteria are met: (a) evidence of an agreement exists, (b) delivery to the customer has occurred, (c) the price to the customer is fixed or determinable, and (d) collection is reasonably assured. Sales to Indirect Channel customers generally allow certain rights of return with respect to unsold products, as well as subsequent sales price adjustments. Product sales to Indirect Channel customers are either recognized at the time of shipment or at the time the product is resold by the Indirect Channel customer, depending on the Company's historical experience with respect to sales returns and adjustments. Product sales revenue that is recognized at the time of shipment is reduced by estimated returns and adjustments.

        Revenue for services is recognized as earned, and the associated costs and expenses are recognized as incurred. Extended warranty or maintenance services are sometimes bundled with the sale of product. In these situations, the Company utilizes a residual value method of accounting. Under the residual value method of accounting, revenue is deferred for the estimated fair value of the services.

Fair value is based on separate service renewals with other customers or on renewal rates quoted in contracts. Deferred service revenue is recognized on a straight-line basis over the contractual service period.

        The Company adopted Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," in the fourth quarter of 2000. The adoption of SAB No. 101 did not have a material impact on the Company's financial position or results of operations.

RESTRUCTURING

        Restructuring activities are accounted for in accordance with the guidance provided by the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3 (EITF 94-3), "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and by the SEC in SAB No. 100, "Restructuring and Impairment Charges." These two pronouncements generally require, with respect to the recognition of restructuring expenses, management approval of the restructuring plan, the determination of the employees to be terminated, and communication of benefit arrangements to employees. See Note 9 for information regarding the Company's restructuring activities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company's financial instruments include cash and cash equivalents, foreign currency options and forwards, promissory notes denominated in foreign currencies, and long-term debt. The carrying amount for cash and cash equivalents approximates fair value due to the short maturities and variable rates of interest associated with those instruments. The foreign currency options and forwards, as well as the promissory notes denominated in foreign currencies, are carried at fair value on the Consolidated Balance Sheet. See Note 4 for a further description of the methods used by the Company to determine the fair value of its derivatives. The carrying amount of long-term debt approximates fair value based on current rates available for similar types of instruments.

CASH EQUIVALENTS

        Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have original maturities of three months or less at the time of acquisition. The Company had $355,329,000 of cash equivalents as of December 28, 2001, and $172,853,000 as of December 29, 2000.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The following table summarizes information related to the Company's allowance for doubtful accounts (in thousands of dollars):

	2001	2000	1999
Balance at beginning of year	$16,893	$19,492	$20,424
Bad debt expense	6,921	3,536	7,344
Write-offs, net of recoveries	(3,728)	(6,135)	(8,276)

Balance at end of year	$20,086	$16,893	$19,492

INVENTORIES

        Inventories include material, labor, and factory overhead and are accounted for at the lower of cost (first-in, first-out method) or market value. The Company evaluates the need for reserves associated with obsolete, slow-moving, and non-saleable inventory by reviewing forecasted product demand and market values on a quarterly basis. Inventory reserves are established to the extent that the cost of the inventory exceeds the estimated market value of the inventory based on assumptions regarding future demand and market conditions. The Company had $85,193,000 of inventory reserves as of December 28, 2001, and $63,766,000 of inventory reserves as of December 29, 2000. The components of inventories, net of the associated reserves, are as follows (in thousands of dollars):

	December 28, 2001	December 29, 2000
Raw materials	$41,850	$54,773
Work-in-process	57,641	43,175
Finished goods	84,489	120,270

	$183,980	$218,218

SPARE PARTS FOR MAINTENANCE

        Spare parts for maintenance is valued at cost, and consists of the following (in thousands of dollars):

	December 28, 2001	December 29, 2000
Spare parts for maintenance	$109,710	$115,745
Less: Accumulated amortization	(74,036)	(74,131)

	$35,674	$41,614

        Amortization of spare parts is computed using the straight-line method over the estimated useful lives of the associated products, which is generally five to ten years. Spare parts amortization expense was $17,087,000 in 2001, $27,795,000 in 2000, and $25,013,000 in 1999.

LONG-LIVED ASSETS

        The Company's long-lived assets consist of property, plant, and equipment; capitalized software costs; and goodwill. The Company evaluates the impairment of its long-lived assets whenever significant events or changes in circumstances occur that indicate the carrying amounts may not be recoverable. Impairment is evaluated based on a comparison of the carrying value of the asset to the undiscounted future cash flows associated with the asset. If an impairment is identified, the asset is written down to its estimated fair value based on a discounted cash flow model.

Property, Plant, and Equipment

        Property, plant, and equipment is valued at cost, and consists of the following (in thousands of dollars):

	December 28, 2001	December 29, 2000
Machinery and equipment	$588,001	$620,372
Buildings and building improvements	164,058	159,995
Land and land improvements	19,875	19,550

	771,934	799,917
Less: Accumulated depreciation	(539,645)	(532,835)

	$232,289	$267,082

        Depreciation of property, plant, and equipment is computed using the straight-line method over the estimated useful lives of the related assets. The estimated useful life is generally three to five years for machinery and equipment, and seven to 35 years for buildings and building improvements. Depreciation expense was $79,113,000 in 2001, $89,147,000 in 2000, and $101,003,000 in 1999.

        Machinery and equipment includes capitalized leases of $2,371,000 as of December 28, 2001, and $2,626,000 as of December 29, 2000. Buildings and building improvements include capitalized leases of $14,548,000 as of December 28, 2001, and $12,935,000 as of December 29, 2000. Accumulated depreciation includes accumulated amortization on capitalized leases of $5,951,000 as of December 28, 2001, and $4,830,000 as of December 29, 2000.

Capitalized Software Costs

        The Company capitalizes certain costs associated with acquiring and developing software products to be marketed to customers. These costs are included as a component of other assets as shown on the Consolidated Balance Sheet. Amortization expense is recognized over the estimated useful lives of the related products, which is generally four years. The Company evaluates the carrying value of the capitalized software for realizability based on estimates of the associated future revenue. The following table summarizes information related to the Company's capitalized software costs (in thousands of dollars):

	2001	2000	1999
Balance at beginning of year	$2,394	$11,264	$14,498
Capitalization of software costs	4,250	—	3,256
Amortization of software costs	(2,033)	(8,870)	(6,490)

Balance at end of year	$4,611	$2,394	$11,264

Goodwill

        Unamortized goodwill is included as a component of other assets as shown on the Consolidated Balance Sheet. Unamortized goodwill was $7,407,000 as of December 28, 2001, and $16,200,000 as of December 29, 2000. Amortization of goodwill is calculated on a straight-line basis over a period not exceeding 10 years. Goodwill amortization expense was $8,793,000 in 2001, $13,854,000 in 2000, and $10,504,000 in 1999.

TRANSLATION OF FOREIGN CURRENCIES

        The functional currency for StorageTek's foreign subsidiaries is the U.S. dollar, reflecting the significant volume of intercompany transactions and associated cash flows that result from the fact that the majority of the Company's storage products sold worldwide are manufactured in Puerto Rico, a territory of the United States. Accordingly, monetary assets and liabilities are translated at year-end exchange rates, while non-monetary items are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates in effect during the year, except for cost of revenue, depreciation, and amortization, which are translated at historical exchange rates during the year. See Note 4 for additional information with respect to the Company's accounting policies for financial instruments utilized in its foreign currency hedging program.

        The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133" for its fiscal year ended December 28, 2001. These accounting standards require that all derivative instruments be reported on the balance sheet at their estimated fair value. Changes in fair value are recognized each period either in the Consolidated Statement of Operations or, in the case of certain hedges, as a component of other comprehensive income (OCI). The adoption of SFAS No. 133 and SFAS No. 138 did not have a material impact on the Consolidated Statement of Operations. See Note 5 for an analysis of the impact of the adoption of these accounting standards on OCI.

CONCENTRATIONS OF CREDIT RISK

        The Company is exposed to credit risk associated with cash investments, foreign currency derivatives, and trade receivables. The Company does not believe that its cash investments and foreign currency derivatives present significant credit risks, because the counterparties to the instruments consist of major financial institutions, and the Company manages the notional amount of contracts entered into with any one counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited due to the large number of customers in the Company's customer base and their dispersion across various industries and geographic areas. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

STOCK-BASED COMPENSATION PLANS

        The Company accounts for its employee stock compensation plans under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation cost is recognized for stock-based compensation unless the quoted market price of the stock at the grant date is higher than the amount the employee must pay to acquire the stock. Pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair-value-based method had been applied, are presented in Note 11.

ADVERTISING COSTS

        Advertising costs are expensed as incurred. Advertising costs were $5,262,000 in 2001, $5,476,000 in 2000, and $9,099,000 in 1999.

RECLASSIFICATIONS

        Certain prior year information has been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations." This statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires unallocated negative goodwill to be written off immediately as an extraordinary gain. The Company adopted SFAS No. 141 for its fiscal year ending December 28, 2001. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

        In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 requires that goodwill no longer be amortized. Under SFAS No. 142, goodwill will be tested for impairment on an annual basis or as necessary and written off if impaired. SFAS No. 142 is effective for the Company's financial statements for the year ending December 27, 2002. Unamortized goodwill was $7,407,000 as of December 28, 2001. The Company anticipates it will complete its initial impairment test for this remaining goodwill balance in the first half of 2002. An impairment charge is not currently anticipated to result from the completion of this impairment test. The Company estimates that a pre-tax benefit of $5,200,000 will result in fiscal 2002 as a result of the provision in SFAS No. 142, which requires that goodwill no longer be amortized.

        In August 2001, the FASB issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." This statement addresses the accounting for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS No. 143 is effective for the Company's financial statements for the year ending December 26, 2003. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial position or results of operations.

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses the accounting for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 is effective for the Company's financial statements for the year ending December 27, 2002. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial position or results of operations.

NOTE 3—INCOME TAXES

        Income (loss) before income taxes consists of the following (in thousands of dollars):

	Year Ended
	December 28, 2001	December 29, 2000	December 31, 1999
United States	$84,126	$(29,420)	$(160,610)
International	17,681	26,679	44,160

	$101,807	$(2,741)	$(116,450)

        The benefit (provision) for income taxes attributable to the amounts shown above consists of the following (in thousands of dollars):

	Year Ended
	December 28, 2001	December 29, 2000	December 31, 1999
Current tax benefit (provision):
U.S. federal	$(50,600)	$(17,541)	$21,700
U.S. state	1,600	1,000	3,000
International	(9,800)	(13,200)	(15,300)

	(58,800)	(29,741)	9,400

Deferred tax benefit (provision):
U.S. federal	23,000	27,100	26,400
U.S. state	(1,000)	2,600	6,700
International	2,200	1,000	(600)

	24,200	30,700	32,500

	$(34,600)	$959	$41,900

        The benefit (provision) for income taxes attributable to income before income taxes includes benefits of $11,704,000 in 2001, $23,783,000 in 2000, and $7,114,000 in 1999 from the utilization of net operating loss carryforwards.

        The deferred income tax balances on the Consolidated Balance Sheet consist of the following (in thousands of dollars):

	December 28, 2001	December 29, 2000
Deferred income tax assets, net of valuation allowance:
Current	$95,459	$121,703
Noncurrent	121,826	73,997

Net deferred income tax asset	$217,285	$195,700

        The Company's net deferred income tax asset consists of the following (in thousands of dollars):

	December 28, 2001	December 29, 2000
Gross deferred income tax assets:
Net operating loss carryforwards	$30,194	$41,027
Tax credits	94,222	48,873
Other accrued liabilities and reserves	59,089	73,477
Capitalized inventory costs	6,587	14,651
Deferred intercompany profit	8,406	10,335
Other	39,608	33,608

	238,106	221,971
Less: Valuation allowance	(20,821)	(22,810)

	217,285	199,161
Gross deferred income tax liabilities	—	(3,461)

Net deferred income tax asset	$217,285	$195,700

        The net change in the valuation allowance for deferred income tax assets was a decrease of $1,989,000 in 2001 and an increase of $7,942,000 in 2000. The valuation allowance relates primarily to net deductible temporary differences, tax credit carryforwards, and net operating loss carryforwards. The Company evaluates a variety of factors in determining the amount of deferred income tax assets to be recognized pursuant to SFAS No. 109, "Accounting for Income Taxes," including the Company's earnings history, the number of years the Company's operating loss and tax credits can be carried forward, the existence of taxable temporary differences, near-term earnings expectations, and the highly competitive nature of the high-technology market.

        For tax return purposes, the Company has available domestic and foreign net operating loss carryforwards of approximately $61,000,000, of which $33,000,000 will expire in years after 2021 and the remainder have an indefinite carryforward period. The Company also has foreign tax credit carryforwards of approximately $4,500,000, which expire in years after 2006; general business credit carryforwards of approximately $58,000,000, which begin to expire in years after 2006; and alternative minimum tax credit carryforwards of approximately $30,000,000, which have an indefinite carryforward period.

        StorageTek has not provided for income taxes on the cumulative undistributed earnings of its foreign subsidiaries because the Company expects these earnings to be permanently reinvested (approximately $19,500,000 as of December 28, 2001). It is not currently practicable to estimate the tax liability that might be payable on the repatriation of these foreign earnings.

        The benefit (provision) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes for the following reasons (in thousands of dollars):

	Year Ended
	December 28, 2001	December 29, 2000	December 31, 1999
U.S. federal income tax benefit (provision) at statutory rate	$(35,632)	$959	$40,758
(Increase) decrease in income taxes resulting from:
Recognized (unrecognized) net operating losses, future deductions and credits	(7,201)	(8,624)	5,739
Utilization of tax credits	3,366	4,217	5,359
Foreign tax rate and exchange rate differentials	1,391	(1,655)	(10,906)
Nondeductible and other items	(2,452)	(4,814)	(12,572)
State income taxes, net of federal benefits	(72)	3,176	6,522
Effect of Puerto Rico operations	6,000	7,700	7,000

Benefit (provision) for income taxes	$(34,600)	$959	$41,900

NOTE 4—DERIVATIVE INSTRUMENTS

        A significant portion of the Company's revenue is generated by its international operations. As a result, the Company's financial position, earnings, and cash flows can be materially affected by changes in foreign currency exchange rates. The Company attempts to mitigate this exposure as part of its foreign currency hedging program. The primary goal of the Company's foreign currency hedging program is to reduce the risk of adverse foreign currency movements on the reported financial results of its non-U.S. dollar transactions. To operate this hedging program, the Company uses a combination of foreign currency forwards embedded in a financing agreement, stand-alone foreign currency options, and stand-alone foreign currency forwards. The Company does not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and the Company manages the notional amount of contracts entered into with any one counterparty. The Company does not hold or issue derivatives or any other financial instruments for trading purposes.

CASH FLOW HEDGES

        The Company attempts to mitigate the risk that forecasted cash flows associated with revenue denominated in foreign currencies may be adversely affected by changes in foreign currency exchange rates through a combination of foreign currency forwards embedded in the Company's borrowing commitments under a financing agreement, stand-alone foreign currency options, and stand-alone foreign currency forwards. See Note 6 for further discussion of the financing agreement. Typically, the maximum length of time over which the Company hedges its exposure to the variability of forecasted cash flows is 16 months. The Company's derivatives used for hedging forecasted cash flows had a notional amount of $342,715,000 as of December 28, 2001, and $396,502,000 as of December 29, 2000.

        The Company records these derivatives designated as cash flow hedges at their estimated fair value within other current assets or other current liabilities in the Consolidated Balance Sheet. The gains and losses associated with changes in the fair value of the derivatives are included within OCI to the extent that the derivatives are effective in offsetting changes in the value of the forecasted cash flows being hedged. The gains and losses are then reclassified as an adjustment to revenue in the same period that the related forecasted revenue is recognized in the Consolidated Statement of Operations. As of December 28, 2001, all $7,642,000 of the net estimated gain associated with cash flow hedges is expected to be reclassified into revenue during the next twelve months. If a derivative is terminated or discontinued as a hedge, the effective portion of gains and losses to that date are deferred in OCI and subsequently recognized in the Consolidated Statement of Operations in the same period that the related forecasted revenue is recognized. The ineffective portion of the derivatives is immediately recognized as a component of selling, general, administrative, and other income and expense (SG&A) in the Consolidated Statement of Operations.

        The fair value of the Company's foreign currency forward contracts used as cash flow hedges is determined utilizing forward rates. The forward rates are defined as the sum of the forward points as quoted by independent quote services and the spot rates as of the end of the fiscal period. This same methodology is used to assess hedge effectiveness for these forward contracts. There was no hedge ineffectiveness associated with forward contracts during 2001.

        The fair value of the Company's foreign currency options used as cash flow hedges is determined based on a Black-Scholes option pricing model. These options are considered perfectly effective based on the currencies, notional amounts, pricing, and maturity of the options utilized by the Company, consistent with guidance provided by the Derivatives Implementation Group of the Financial Accounting Standards Board in June 2001. Accordingly, the Company records all of the changes in the options' fair value, including changes in the time value of the options, in OCI. The Company recognized approximately $500,000 of expense for hedge ineffectiveness associated with changes in the time value of the foreign currency options consistent with the accounting guidance that existed prior to June 2001.

OTHER DERIVATIVES

        The Company also utilizes foreign currency forwards, generally with durations of less than two months, to reduce its exposure to foreign currency exchange rate fluctuations in connection with monetary assets and liabilities denominated in foreign currencies. The Company accounts for these derivatives in accordance with SFAS No. 52, "Foreign Currency Translation." The Company records these forwards at their estimated fair value within other current assets or liabilities in the Consolidated Balance Sheet. Changes in the fair value of these derivatives are immediately recognized as a component of SG&A in the Consolidated Statement of Operations. The notional amount of outstanding foreign currency forwards utilized to reduce the Company's exposure to foreign currency rate fluctuations in connection with monetary assets and liabilities denominated in foreign currencies was approximately $207,954,000 as of December 28, 2001, and $230,515,000 as of December 29, 2000. The Company uses the same methodology for determining the fair value of these foreign currency forwards as the methodology used for valuing its forward contracts utilized as cash flow hedges.

NOTE 5—OTHER COMPREHENSIVE INCOME

        The changes in the components of other comprehensive income are as follows (in thousands of dollars):

	Year Ended
	December 28, 2001	December 29, 2000	December 31, 1999
Other comprehensive income, net of tax:
Cumulative effect of change in accounting principle on adoption of SFAS No. 133 and 138	$(7,535)	$—	$—
Net gains on foreign currency cash flow hedges	26,692	—	—
Reclassification adjustment for net gains included in net income	(11,515)	—	—

Other comprehensive income, net of tax	$7,642	$—	$—

NOTE 6—CREDIT FACILITIES, DEBT, AND LEASE OBLIGATIONS

        The Company entered into a $150,000,000 revolving credit facility (the Revolver) in October 2001 that expires in October 2004. The interest rates for borrowing under the Revolver are dependent on the Company's Total Debt to rolling four quarter Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA) ratio and the term of the outstanding borrowing. The rate ranges from the applicable LIBOR plus 1.75% to 2.50% or the agent bank's base rate plus 0.00% to 0.50%. The Company had no outstanding borrowings under the Revolver as of December 28, 2001, but had outstanding letters of credit for approximately $222,000. The remaining available credit under the Revolver as of December 28, 2001, was approximately $149,778,000. The Revolver is secured by the Company's domestic accounts receivable and domestic inventory, and contains certain financial and other covenants, including restrictions on the payment of cash dividends on the Company's common stock. The Revolver replaces a previous revolving credit facility that expired in October 2001.

        The Company had a financing agreement with a bank that provided for the sale of promissory notes in the principal amount of up to $75,000,000 at any one time. The agreement, which expired in January 2002, provided for commitments by the bank to purchase the Company's promissory notes denominated in a number of foreign currencies. As of December 28, 2001, the Company had promissory notes of approximately $73,401,000 outstanding under this financing agreement. The notes were repaid in January 2002. Obligations under the agreement were not cancelable by the Company or the bank. The promissory notes, together with accrued interest, were payable in U.S. dollars within 40 days from the date of issuance. The weighted average interest rate associated with the promissory notes outstanding as of December 28, 2001, was 4.01%. Under the terms of the agreement, the Company was required to comply with certain covenants and, under certain circumstances, may have been required to maintain a collateral account, including cash and qualifying investments, in an amount up to the outstanding balance of the promissory notes.

        Long-term debt, including capitalized lease obligations, consists of the following (in thousands of dollars):

	December 28, 2001	December 29, 2000
Capitalized lease obligations	$10,320	$12,275
Promissory notes	—	5,882
Other	15	36

	10,335	18,193
Less: Current portion	(812)	(6,110)

	$9,523	$12,083

Scheduled Debt Maturities and Operating Lease Obligations

        Scheduled maturities of debt and operating lease obligations as of December 28, 2001, are as follows (in thousands of dollars):

	Credit Facilities	Capitalized Lease Obligations	Other Debt	Total Debt Commitments	Noncancelable Operating Lease Commitments
2002	$73,401	$1,573	$—	$74,974	$30,474
2003	—	1,407	15	1,422	21,449
2004	—	1,368	—	1,368	15,626
2005	—	1,368	—	1,368	11,165
2006	—	1,368	—	1,368	8,513
Thereafter	—	8,205	—	8,205	16,205

	$73,401	15,289	$15	$88,705	$103,432

Less: Amount representing interest		(4,969)

Present value of capitalized lease obligations (including $812 classified as current)		$10,320

        Rent expense associated with operating leases was $44,463,000 in 2001, $52,038,000 in 2000, and $57,710,000 in 1999. Operating leases primarily relate to office and equipment leases.

NOTE 7—ACCRUED LIABILITIES

        Accrued liabilities consist of the following (in thousands of dollars):

	December 28, 2001	December 29, 2000
Deferred revenue	$77,066	$69,062
Accrued commissions	38,864	32,813
Accrued payroll	34,488	34,375
Accrued warranty reserve	34,242	30,907
Other	176,453	195,891

	$361,113	$363,048

        Other accrued liabilities consist of items that are individually less than 5% of total accrued liabilities.

NOTE 8—LITIGATION

        In January 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company and certain subsidiaries. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties concerning an optical disk drive storage development project entered into in 1981 which was unsuccessful and terminated in 1985. The suit seeks injunctive relief and damages in the amount of $2,400,000,000. In December 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed the dismissal to the Colorado Court of Appeals (the Court of Appeals). In March 1997, the Court of Appeals reversed the District Court's judgment and remanded the case to the District Court for further proceedings. In July 1999, the District Court again dismissed, with prejudice, all of Stuff's material claims against the Company. In August 1999, Stuff again appealed the dismissal to the Court of Appeals seeking to overturn the decision of the District Court. In August 2000, the Court of Appeals remanded the case back to the District Court for a trial on the factual issues relating to the interpretation of the language embodied in the 1990 settlement agreement. The Company filed a Petition for Rehearing with the Court of Appeals. In October 2000, the Court of Appeals denied the Company's Petition for Rehearing. In November 2000, the Company filed a Petition for Certiorari with the Supreme Court of Colorado (the Supreme Court). In April 2001, the Supreme Court denied the Company's petition. The case has been remanded to the District Court for trial. In July 2001, the parties stipulated to a bifurcated trial by first proceeding with a liability phase and, if Stuff were to prevail in the liability phase, a damages phase. A trial date for the first phase has been set for September 16, 2002. The Company continues to believe that Stuff's claims are wholly without merit and intends to defend vigorously any further actions arising from this complaint.

        In June 1995, Odetics, Inc., filed a patent infringement suit against the Company alleging infringement of various patents. During 1999, the Company recognized a pre-tax expense of $97,794,000 in connection with the resolution of this litigation. In December 2001, the Company recognized a pre-tax gain of approximately $22,250,000 million in connection with the settlement of a claim against a third party that arose from the settlement of the Odetics suit. The Company also recognized pre-tax expenses of $5,788,000 in 1999 associated with the settlement of other litigation.

        The Company also is involved in various other less significant legal actions. While the Company currently believes that the amount of any ultimate potential loss would not be material to the Company's financial position, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company's financial position or reported results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company's inability to ship products or components found to have violated third-party patent rights.

NOTE 9—LITIGATION AND OTHER SPECIAL ITEMS

        The components of litigation and other special items are as follows (in thousands of dollars):

	Year Ended
	December 28, 2001	December 29, 2000	December 31, 1999
Litigation settlements (recoveries)	$(22,250)	$—	$103,582
Investment writedowns	12,047	—	—
Restructuring activities	—	27,176	43,252
Other	6,944	—	—

	(3,259)	27,176	146,834
Benefit (provision) for income taxes	1,108	(9,512)	(52,860)

Litigation and other special items, after tax	$(2,151)	$17,664	$93,974

        See Note 8 for a discussion of the litigation settlements and recoveries.

        The Company recognized a charge of $12,047,000 in December 2001 primarily in connection with the writedown of a cost method investment held by the Company. This impairment charge resulted from adverse developments in the financial condition of the investee during the fourth quarter of 2001 that resulted in a recapitalization of the company. As a result of these adverse developments, the Company concluded that the decrease in the value of the Company's investment was other-than-temporary in nature. The Company has no remaining net book value for this investment as a result of this impairment charge.

        The Company recognized a one-time charge of $6,944,000 in December 2001 related to the abandonment of a building, investment losses associated with a retirement plan for employees of an international subsidiary, and non-recurring severance charges incurred in connection with a headcount reduction. Substantially all of the severance charges were incurred and paid during the fourth quarter of 2001.

2000 RESTRUCTURING CHARGES

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

        The Company incurred approximately $27,176,000 of restructuring expense during 2000. Approximately $21,456,000 of this charge related to employee severance expense, $5,258,000 related to the impairment writedown of assets at the Company's manufacturing facility in Toulouse, France, and to asset writedowns associated with the spin-off of the Company's managed storage services business, and $462,000 related to excess lease space in Canada and legal and accounting expenses associated with the spin-off of the Company's managed storage services business. The restructuring program was completed in the third quarter of 2000.

1999 RESTRUCTURING CHARGES

        The Company incurred pre-tax expenses of $43,252,000 during 1999 in connection with a restructuring announced in April 1999. This restructuring provided for a reduction in headcount as well as the elimination of certain lower priority research and development programs.

NOTE 10—EARNINGS (LOSS) PER COMMON SHARE

        Earnings (loss) per common share (EPS) is computed using SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.

        The computations of the basic and diluted EPS amounts are as follows (in thousands, except per share amounts):

	Year Ended
	2001	2000	1999
Net income (loss)	$67,207	$(1,782)	$(74,550)

Weighted average common shares outstanding:
Basic	103,143	100,859	99,900
Effect of dilutive common stock equivalents	1,786	—	—

Diluted	104,929	100,859	99,900

Earnings (loss) per common share:
Basic	$0.65	$(0.02)	$(0.75)
Diluted	$0.64	$(0.02)	$(0.75)

        Options to purchase 5,788,621 shares of common stock in 2001 were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company's common stock, and, therefore, the effect would have been antidilutive. Options to purchase 10,403,412 shares of common stock in 2000 and 12,354,593 shares of common stock in 1999 were excluded from the computation of diluted earnings per share because they were antidilutive as a result of the net loss incurred in those periods.

NOTE 11—EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

PROFIT SHARING AND THRIFT PLAN

        The Company has a Profit Sharing and Thrift Plan under which U.S. employees may contribute up to 20% of their compensation, subject to certain Internal Revenue Code limitations. StorageTek provides a matching contribution equal to 100% of the first 3% of compensation contributed by the participant, and 50% of the next 4% of compensation contributed by the participant, up to a maximum match of 5% of the participant's compensation each pay period. The Company made contributions to the Profit Sharing and Thrift Plan of $14,061,000 in 2001, $14,878,000 in 2000, and $9,374,000 in 1999.

STOCK PURCHASE PLAN

        Under the 1987 Employee Stock Purchase Plan (Purchase Plan), the Company is authorized to issue up to 15,200,000 shares of common stock to eligible employees. Under the terms of the Purchase Plan, employees may contribute up to 10% of their pay toward the purchase of stock. The purchase price of the stock is equal to 85% of the lower of the stock's closing price on the first or last day of the six-month offering period. Under the Purchase Plan, the Company sold 1,568,197 shares in 2001, 1,522,028 shares in 2000, and 1,320,097 shares in 1999. As of December 28, 2001, the Company had an aggregate of 3,011,078 common shares reserved for purchase under the Purchase Plan.

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

        In order to be eligible to participate in the Exchange (Eligible Participant), the employee must not have received any stock option or other equity awards in the six months preceding November 20, 2000 (the Exchange Date), and could not receive stock options or other equity awards in the six months following the Exchange Date. The Exchange specifically precluded the Chairman of the Board, President and Chief Executive Officer of the Company, executive officers of the Company and the CEO's executive management team from participating in the Exchange. In order to participate in the Exchange, an Eligible Participant had to exchange all Eligible Options held. The shares of restricted stock will vest in one-third increments on each of the first, second, and third annual anniversary dates of the Exchange Date. If the employment of an employee who participated in the Exchange terminates prior to the vesting of the restricted stock received in the Exchange, the employee will forfeit the unvested shares of restricted stock. If the employment of such employee is terminated as a result of death, disability, or a reduction in force following a change of control, all shares of restricted stock received by that employee in the Exchange will vest immediately. As a result of the Exchange, the Company issued 555,943 shares of restricted stock in return for 2,223,772 stock options.

        Approximately $1,877,000 of non-cash deferred compensation expense associated with the restricted stock will be charged to income during each of the three years during which the restricted stock vests. The deferred compensation charge will be recognized on an accelerated basis to the extent that shares of the restricted stock vest on an accelerated basis in the situations described above and will be reduced to the extent that a participant forfeits his or her shares of restricted stock received in the Exchange prior to vesting. The deferred compensation charge is unaffected by future changes in the price of the common stock.

STOCK OPTION PLANS

        The Company has three fixed option plans: the 1993 Nonstatutory Stock Option Plan, the 1995 Equity Participation Plan (collectively, the Equity Plans) and the Stock Option Plan for Non-Employee Directors (Director Plan). The 1995 Equity Participation Plan and the Director Plan have been approved by shareholders. The 1993 Nonstatutory Stock Option Plan is not a shareholder-approved plan.

        Under the 1993 Nonstatutory Stock Option Plan, the Company is authorized to issue up to 900,000 shares of common stock to eligible employees. The plan provides for the issuance of common shares pursuant to stock option exercises. As of December 28, 2001, the Company had no common shares reserved for issuance and 375,080 shares available for grant under the plan. The Company has not granted any stock options under this plan since 1994.

        Under the 1995 Equity Participation Plan, the Company is authorized to issue up to 23,550,000 shares of common stock to eligible employees. The plan provides for the issuance of common shares pursuant to stock option exercises, restricted stock grants, and other equity-based awards. As of December 28, 2001, the Company had 10,508,283 common shares reserved for issuance and 11,604,729 shares available for grant under the plan.

        Under the Director Plan, the Company is authorized to issue up to 1,560,000 shares of common stock to non-employee directors. The Director Plan provides for the issuance of common shares pursuant to stock option exercises. As of December 28, 2001, the Company had 457,000 common shares reserved for issuance and 513,668 shares available for grant under the Director Plan.

        Stock options are granted under the Equity and Director Plans with an exercise price equal to the fair market value of the Company's common stock on the date of grant and generally vest over a period of four years. Options may not be exercised prior to vesting. Options granted under the Equity and Director Plans generally have a maximum contractual term of ten years from the date of grant. Options granted to corporate officers under the Equity Plans provide for accelerated vesting on certain events, including termination following a change of control and involuntary termination.

        Restricted stock grants are made pursuant to the Equity Plans. These grants are generally issued to employees with a purchase price equal to the par value of the Company's common stock, and the restrictions usually lapse over a period of four years. Restricted stock granted to corporate officers provides for an accelerated lapse of restrictions on certain events, including termination following a change of control and involuntary termination. The Company granted 120,000 shares of restricted stock in 2001, 790,202 shares in 2000, and 206,362 shares in 1999. Compensation expense for restricted stock grants is calculated based on the fair market value of the Company's common stock on the grant date. The compensation expense associated with restricted stock is deferred in stockholders' equity at the grant date and amortized to compensation expense over the vesting period. Total compensation expense recognized in income related to restricted stock was $2,862,000 in 2001, $2,233,000 in 2000, and $834,000 in 1999. The weighted average fair value of restricted stock granted was $11.62 in 2001, $12.28 in 2000, and $21.52 in 1999.

        The following table summarizes information with respect to options and restricted stock granted under the Company's Equity and Director Plans:

	2001		2000		1999
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
Outstanding at beginning of year	10,403,412	$17.85	12,354,593	$22.33	5,535,209	$21.87
Granted	4,368,111	12.54	3,421,694	9.50	8,093,911	22.61
Exercised	(593,201)	6.03	(264,244)	3.42	(398,322)	15.47
Forfeited/Expired	(3,213,039)	20.71	(5,108,631)	22.52	(876,205)	25.03

Outstanding at end of year	10,965,283	15.55	10,403,412	17.85	12,354,593	22.33

Exercisable at end of year	4,169,806	$19.24	4,888,150	$20.80	2,954,617	$19.21

        The following table summarizes information concerning outstanding and exercisable options and restricted stock as of December 28, 2001:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0 - $10	695,451	10.4	$1.67	28,924	$9.44
10 - 20	7,454,005	8.2	13.27	2,172,308	14.17
20 - 30	2,346,071	7.2	22.53	1,652,797	22.76
30 - 40	325,276	6.7	34.46	228,092	33.89
40 - 50	144,480	6.4	43.35	87,685	43.15

	10,965,283	8.1	$15.55	4,169,806	$19.24

PRO FORMA DISCLOSURE

        The Company applies the intrinsic value method set forth in APB No. 25 in accounting for its stock-based compensation plans. Net income (loss) and EPS would have been reduced to the pro forma amounts indicated below if compensation cost for the Company's stock-based compensation plans had been determined based on the fair value of the awards on the grant date in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

	Year Ended
	December 28, 2001	December 29, 2000	December 31, 1999
	(In Thousands, Except Per Share Amounts)
Net income (loss):
As reported	$67,207	$(1,782)	$(74,550)
Pro forma	$43,109	$(15,306)	$(95,649)
Basic EPS:
As reported	$0.65	$(0.02)	$(0.75)
Pro forma	$0.42	$(0.15)	$(0.96)
Diluted EPS:
As reported	$0.64	$(0.02)	$(0.75)
Pro forma	$0.41	$(0.15)	$(0.96)

        Compensation expense for the options and restricted stock granted is computed based on the actual forfeitures during the year.

        The fair value of awards granted under the Purchase Plan, Director Plan, and Equity Plans is estimated on the date of grant using the Black-Scholes option pricing model. The weighted average assumptions used and estimated fair values are as follows:

	Year Ended
	December 28, 2001	December 29, 2000	December 31, 1999
Dividend yield	0.0%	0.0%	0.0%
Volatility	64.4-78.6%	72.4-74.2%	51.4-59.5%
Risk-free interest rate	4.0-6.2%	5.9-6.2%	4.9-5.8%
Expected life (in years)
Options	4.1	4.4	4.2
Purchase Plan rights	0.5	0.5	0.5
Weighted average fair value:
Options	$6.84	$7.54	$10.68
Purchase Plan rights	$3.73	$9.65	$ 8.24

NOTE 12—BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

BUSINESS SEGMENTS

        The Company is organized into two reportable segments based on the definitions provided in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": storage products and storage services. The storage products segment includes sales of tape and tape automation products, disk products, and network products. The storage services segment includes maintenance and consulting services.

        The Company does not have any intersegment revenue, and segment operating performance is evaluated based on gross profit. The aggregate gross profit by segment equals the consolidated gross profit, and the Company does not allocate research and product development costs; selling, general, administrative, and other income and expense; interest income; interest expense; or benefit (provision) for income taxes to the segments. The revenue and gross profit by segment is as follows (in thousands of dollars):

	Year Ended
	December 28, 2001	December 29, 2000	December 31, 1999
Revenue:
Storage products	$1,359,356	$1,411,932	$1,704,314
Storage services	685,966	648,272	663,917

Total revenue	$2,045,322	$2,060,204	$2,368,231

Gross profit:
Storage products	$618,214	$595,083	$729,535
Storage services	282,247	236,435	213,449

Total gross profit	$900,461	$831,518	$942,984

        The following table provides supplemental financial data regarding revenue from the Company's storage products segment (in thousands of dollars):

	Year Ended
	December 28, 2001	December 29, 2000	December 31, 1999
Tape and tape automation products	$1,099,666	$1,109,303	$1,171,281
Disk products	114,985	145,215	370,529
Network and other products	144,705	157,414	162,504

Total storage product revenue	$1,359,356	$1,411,932	$1,704,314

        All of the Company's assets are retained and analyzed at the corporate level and are not allocated to the individual segments. Depreciation and amortization expense is associated with corporate assets and is not separately identifiable within the reportable segments.

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

	Year Ended
	December 28, 2001	December 29, 2000	December 31, 1999
Revenue:
United States(1)	$1,138,456	$1,133,945	$1,493,870
Europe	621,680	632,660	644,641
Other	285,186	293,599	229,720

Total revenue	$2,045,322	$2,060,204	$2,368,231

Long-lived assets:
United States	$201,618	$238,881	$301,474
Europe	31,829	32,328	38,843
Other	10,804	14,410	18,569

Total long-lived assets	$244,251	$285,619	$358,886

(1)
U.S. revenue from unaffiliated customers includes international export sales to customers of $128,541,000 in 2001, $116,549,000 in 2000, and $99,533,000 in 1999.

NOTE 13—QUARTERLY INFORMATION (UNAUDITED)

        The consolidated results of operations on a quarterly basis were as follows (in thousands of dollars, except per share amounts):

				Earnings (Loss) Per Common Share
			Net Income (Loss)
	Revenue	Gross Profit		Basic	Diluted
2001
First quarter	$468,819	$197,270	$(3,004)	$(0.03)	$(0.03)
Second quarter	512,134	219,769	12,250	0.12	0.12
Third quarter	497,999	222,027	17,915	0.17	0.17
Fourth quarter	566,370	261,395	40,046	0.39	0.38

Total	$2,045,322	$900,461	$67,207	$0.65	$0.64

2000
First quarter	$459,669	$154,553	$(39,538)	$(0.39)	$(0.39)
Second quarter	512,477	209,732	651	0.01	0.01
Third quarter	486,617	207,422	6,270	0.06	0.06
Fourth quarter	601,441	259,811	30,835	0.30	0.30

Total	$2,060,204	$831,518	$(1,782)	$(0.02)	$(0.02)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of
Storage Technology Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in stockholders' equity present fairly, in all material respects, the financial position of Storage Technology Corporation and its subsidiaries at December 28, 2001 and December 29, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
January 22, 2002

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
10.1	(1)
		Storage Technology Corporation Amended and Restated 1987 Employee Stock Purchase Plan, as amended (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)
10.2	(1)
		Storage Technology Corporation Amended and Restated 1995 Equity Participation Plan (previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)
10.3	(1)
		Storage Technology Corporation Management by Objective Bonus Plan (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)
10.4	(1)
		Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)
10.5	(1)(2)	Storage Technology Corporation Flexible Option Plan, dated December 2001
10.6	(1)
		Agreement between the Company and Gary Francis, dated August 19, 1997 (previously filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1997, filed on March 6, 1998, and incorporated herein by reference)
10.7	(1)
		CEO Employment Agreement, dated July 11, 2000, between the Company and Patrick J. Martin (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, filed on August 11, 2000, and incorporated herein by reference)

10.8	(1)
		Severance Agreement, dated as of July 1, 2001, between the Company and Robert S. Kocol (previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)
10.9	(1)(2)	Restricted Stock Award Agreement, dated as of September 27, 2001, by and between the Company and Robert S. Kocol
10.10	(1)
		Offer Letter, dated May 10, 2001, from the Company to Michael McLay (previously filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)
10.11	(1)
		Offer Letter, dated February 9, 2001, from the Company to Jill F. Kenney (previously filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)
10.12	(1)
		Offer Letter, dated February 9, 2001, from the Company to Roger Gaston (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)
10.13	(1)
		Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $390,000 (previously filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)
10.14	(1)
		Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $160,000 (previously filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)
10.15	(1)
		Form of LEAP Participation Agreement, dated April 30, 2001 (previously filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)
10.16	(1)
		Offer Letter, dated July 16, 2001, from the Company to Roy Perry (previously filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)
10.17	(1)
		Offer Letter, dated June 27, 2001, from the Company to Angel Garcia (previously filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)
10.18	(1)
		Letter Agreement, dated July 1, 2001, between the Company and Bruce Taafe (previously filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)
10.19	(1)(2)	Separation Agreement and Release, dated January 2, 2002, by and between the Company and Jeffrey Dumas
10.20	(1)(2)	Offer Letter, dated December 10, 2001, between the Company and Thomas Major
10.21	(1)(2)	Letter Agreement, dated July 31, 2001, between the Company and Pierre Cousin
10.22	(1)(2)	Separation Agreement, dated March 31, 2001, between the Company and Gary Anderson
10.23
		Credit Agreement, dated as of October 10, 2001, among the Company, the several financial institutions thereto, Bank of America, N.A., as letter of credit issuing bank and sole administrative agent for the Banks, Key Corporate Capital, Inc. as Documentation Agent, Fleet National Bank as Syndication Agent, and Banc of America Securities LLC as sole lead arranger and sole book manager (previously filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.24
		Security Agreement, dated as of October 10, 2001, by and among the Company, Bank of America, N.A., as Collateral Agent for itself and other Secured Parties referred to therein (previously filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)
10.25
		Guaranty, dated as of October 10, 2001, by StorageTek Holding Corporation, in favor of the Banks party to a certain Credit Agreement and Bank of America, N.A., as Agent and Issuing Bank and Collateral Agent (previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)
10.26
		Contingent Multicurrency Note Purchase Commitment Agreement dated as of December 12, 1996, between the Company and Bank of America National Trust and Savings Association (previously filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1996, filed on March 7, 1997, and incorporated herein by reference)
10.27
		Second Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated November 20, 1998, between Bank of America National Trust and Savings Association and the Company (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 25,1998, filed on March 5, 1999, and incorporated herein by reference)
10.28
		Third Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated August 13, 1999, between Bank of America National Trust and Savings Association and the Company (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)
10.29
		Fourth Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated January 5, 2000, between the Company and Bank of America, N.A. (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)
10.30
		Fifth Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated August 15, 2000, between the Company and Bank of America, N.A. (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)
10.31
		Waiver to Second Amended and Restated Multicurrency Note Purchase Commitment Agreement, dated as of April 25, 2001, by and between the Company and Bank of America, N.A. (previously filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)
21.1	(2)	Subsidiaries of Registrant
23.1	(2)	Consent of PricewaterhouseCoopers LLP

(1)
Contract or compensation plan or arrangement in which directors and/or officers participate.

(2)
Indicates exhibits filed with this Annual Report on Form 10-K.

QuickLinks

PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Executive Officers and Certain Significant Employees of the Registrant
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
SIGNATURES
STORAGE TECHNOLOGY CORPORATION CONSOLIDATED BALANCE SHEET (In Thousands, Except Share Amounts)
STORAGE TECHNOLOGY CORPORATION CONSOLIDATED STATEMENT OF OPERATIONS (In Thousands, Except Per Share Amounts)
STORAGE TECHNOLOGY CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (In Thousands)
STORAGE TECHNOLOGY CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In Thousands, Except Share Amounts)
STORAGE TECHNOLOGY CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
EXHIBIT INDEX