Form 10-Q
period 2002-03-29
STORAGE TECHNOLOGY CORP
filed 2002-05-13
CIK 94673

Form 10-Q
================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 29, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to
                                              -------    --------

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

Common stock ($0.10 Par Value) - 105,914,764 shares outstanding as of May 6,
2002.

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                 March 29, 2002

                                                                            PAGE

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                    Consolidated Balance Sheet                                 3

                    Consolidated Statement of Operations                       4

                    Consolidated Statement of Cash Flows                       5

                    Consolidated Statement of Comprehensive Income             6

                    Notes to Consolidated Financial Statements                 7

         Item 2 - Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                  12

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk  23



PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                           24

         Item 6 - Exhibits and Reports on Form 8-K                            25

         Signatures                                                           30

         Exhibit Index                                                        31

                         STORAGE TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (In Thousands, Except Share Amounts)


                                         03/29/02          12/28/01
                                       -----------       -----------
                                       (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents           $  484,461        $  453,217
   Accounts receivable                    446,030           505,630
   Inventories                            152,432           183,980
   Deferred income tax assets              95,190            95,459
   Other current assets                    11,356            16,240
                                        ---------         ---------

     Total current assets               1,189,469         1,254,526

Property, plant, and equipment            274,004           232,289
Spare parts for maintenance                37,169            35,674
Deferred income tax assets                121,153           121,826
Other assets                              121,296           114,568
                                        ---------         ---------

     Total assets                      $1,743,091        $1,758,883
                                        =========         =========

LIABILITIES

Current liabilities:
   Credit facilities                   $       --        $   73,401
   Current portion of long-term debt          739               812
   Accounts payable                        69,942            66,648
   Accrued liabilities                    404,010           361,113
   Income taxes payable                   215,826           212,566
                                        ---------         ---------

     Total current liabilities            690,517           714,540

Long-term debt                              9,214             9,523
                                        ---------         ---------

     Total liabilities                    699,731           724,063
                                        ---------         ---------

Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY

Common stock, $0.10 par value,
   300,000,000 shares authorized;
   105,482,006 shares issued at March
   29, 2002, and 105,032,665 shares
   issued at December 28, 2001             10,548            10,503
Capital in excess of par value            884,549           875,379
Retained earnings                         156,086           150,129
Accumulated other comprehensive income      6,235             7,642
Treasury stock of 200,643 shares at
   March 29, 2002, and December 28,
   2001, at cost                           (3,777)           (3,777)
Unearned compensation                     (10,281)           (5,056)
                                        ---------         ---------

     Total stockholders' equity         1,043,360         1,034,820
                                        ---------         ---------

     Total liabilities and
     stockholders' equity              $1,743,091        $1,758,883
                                        =========         =========


         The accompanying notes are an integral part of the consolidated financial statements.

                         STORAGE TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)



                                                          Quarter Ended
                                                  ------------------------------
                                                   03/29/02            03/30/01
                                                  ----------          ----------

Revenue
   Storage products                                $282,165            $305,360
   Storage services                                 173,747             163,459
                                                    -------             -------

      Total revenue                                 455,912             468,819
                                                    -------             -------

Cost of revenue
   Storage products                                 160,816             173,615
   Storage services                                  99,405              97,934
                                                    -------             -------

      Total cost of revenue                         260,221             271,549
                                                    -------             -------

   Gross profit                                     195,691             197,270

Research and product development costs               54,505              64,194
Selling, general, administrative, and other
 income and expense, net                            133,996             138,243
                                                    -------             -------

   Operating profit (loss)                            7,190              (5,167)

Interest income                                       2,050               2,248
Interest expense                                       (483)             (1,635)
                                                    -------             -------

   Income (loss) before income taxes                  8,757              (4,554)

Benefit (provision) for income taxes                 (2,800)              1,550
                                                    -------             -------

   Net income (loss)                               $  5,957            $ (3,004)
                                                    =======             =======


EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per common share             $   0.06            $  (0.03)
                                                    =======             =======

Weighted-average shares                             104,431             102,274
                                                    =======             =======


Diluted earnings (loss) per common share           $   0.06            $  (0.03)
                                                    =======             =======

Weighted-average and dilutive potential shares      107,449             102,274
                                                    =======             =======


         The accompanying notes are an integral part of the consolidated financial statements.

                         STORAGE TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)

                                                            Quarter Ended
                                                     ---------------------------
                                                      03/29/02         03/30/01
                                                     ----------       ----------
OPERATING ACTIVITIES
Cash received from customers                          $512,530         $572,250
Cash paid to suppliers and employees                  (396,309)        (512,380)
Interest received                                        2,050            2,248
Interest paid                                             (483)          (1,451)
Income tax refunded (paid)                               2,173           (1,985)
                                                       -------          -------
     Net cash provided by operating activities         119,961           58,682
                                                       -------          -------

INVESTING ACTIVITIES
Purchases of property, plant, and equipment            (10,872)         (16,818)
Proceeds from sale of property, plant, and equipment         6               76
Other assets                                            (7,354)          (3,078)
                                                       -------          -------
Net cash used in investing activities                  (18,220)         (19,820)
                                                       -------          -------

FINANCING ACTIVITIES
Proceeds from employee stock plans                       2,862               --
Proceeds from other debt                                   178              588
Repayments of credit facilities, net                   (73,401)         (16,421)
Repayments of other debt                                  (398)          (7,249)
                                                       -------          -------

     Net cash used in financing activities             (70,759)         (23,082)
                                                       -------          -------

     Effect of exchange rate changes on cash               262           (3,392)
                                                       -------          -------

Increase in cash and cash equivalents                   31,244           12,388
     Cash and cash equivalents - beginning of the
      period                                           453,217          279,731
                                                       -------          -------
Cash and cash equivalents - end of the period         $484,461         $292,119
                                                       =======          =======


RECONCILIATION OF NET INCOME (LOSS) TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES
Net income (loss)                                     $  5,957         $ (3,004)
Depreciation and amortization expense                   23,917           30,502
Inventory writedowns                                     7,832            5,881
Translation gain                                        (2,409)            (662)
Other non-cash adjustments to income                     7,732              117
Decrease in accounts receivable                         56,618          104,532
(Increase) decrease in other current assets              2,600           (7,860)
(Increase) decrease in inventories                      25,253          (34,993)
(Increase) decrease in spare parts                      (7,930)           4,130
(Increase) decrease in deferred income tax assets          997             (407)
Increase (decrease) in accounts payable                  3,369          (11,230)
Decrease in accrued liabilities                         (7,751)         (25,196)
Increase (decrease) in income taxes payable              3,776           (3,128)
                                                       -------          -------
     Net cash provided by operating activities        $119,961         $ 58,682
                                                       =======          =======

         The accompanying notes are an integral part of the consolidated financial statements.

                         STORAGE TECHNOLOGY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In Thousands)

                                                           Quarter Ended
                                                     ---------------------------
                                                      03/29/02         03/30/01
                                                     ----------       ----------

Net income (loss)                                     $  5,957         $ (3,004)
                                                       -------          -------
Other comprehensive income (loss), net of tax:
    Cumulative effect of change in accounting
       principle on adoption of Statement of
       Financial Accounting Standards No. 133
       and 138                                              --           (7,535)
    Net gain (loss) on foreign currency cash
       flow hedges                                         (38)          18,194
    Reclassification adjustment for net gains
       included in net income                           (1,369)          (1,964)
                                                       -------          -------
Other comprehensive income (loss), net of tax           (1,407)           8,695
                                                       -------          -------
Comprehensive income                                  $  4,550         $  5,691
                                                       =======          =======

         The accompanying notes are an integral part of the consolidated financial statements.

                         STORAGE TECHNOLOGY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PREPARATION

The accompanying interim consolidated financial statements of Storage Technology Corporation and its wholly owned subsidiaries (StorageTek or the Company) have been prepared on substantially the same basis as the Company's annual consolidated financial statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 28, 2001. In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary for the fair presentation of results for the periods presented, and such adjustments are of a normal, recurring nature.

The consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.

NOTE 2 - INVENTORIES

Inventories, net of associated reserves, consist of the following (in thousands of dollars):

                                 03/29/02             12/28/01
                                 --------             --------
 Raw materials                   $ 28,874             $ 41,850
 Work-in-process                   51,524               57,641
 Finished goods                    72,034               84,489
                                  -------              -------
                                 $152,432             $183,980
                                  =======              =======

NOTE 3 - GOODWILL

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 requires that goodwill no longer be amortized. Under SFAS No. 142, goodwill will be tested for impairment on an annual basis or as necessary and written off if impaired. The Company adopted SFAS No. 142 on the first day of the Company's fiscal year 2002. The Company will complete the initial goodwill impairment test in the first half of 2002. An impairment charge is not currently anticipated to result from the completion of this impairment test.

The following table presents the adjusted net income (loss) and earnings (loss) per share had SFAS No. 142 been in effect for all periods presented (in thousands, except per share amounts):

                                                            Quarter Ended
                                                     ---------------------------
                                                       03/29/02        03/30/01
                                                     -----------     -----------
Reported net income (loss)                           $   5,957       $   (3,004)
Add back:  Goodwill amortization                            --            1,457
                                                     ---------        ---------
Adjusted net income (loss)                           $   5,957       $   (1,547)
                                                      ========        =========

Basic earnings (loss) per common share:
  Reported net income (loss)                        $     0.06       $    (0.03)
  Goodwill amortization                                     --             0.01
                                                     ---------       ----------
  Adjusted net income (loss)                        $     0.06       $    (0.02)
                                                     =========        =========

Diluted earnings (loss) per common share:
  Reported net income (loss)                        $     0.06       $    (0.03)
  Goodwill amortization                                     --             0.01
                                                     ---------       ----------
  Adjusted net income (loss)                        $     0.06       $    (0.02)
                                                     =========        =========

NOTE 4 - DEBT AND FINANCING ARRANGEMENTS

The Company had a financing agreement with a bank that provided for the sale of promissory notes in the principal amount of up to $75,000,000 at any one time. This agreement expired in January 2002, and all outstanding promissory notes under the agreement were repaid at that time. The Company has historically utilized foreign currency forwards embedded in borrowing commitments to hedge forecasted cash flows associated with revenue denominated in foreign currencies. The Company is currently using stand-alone foreign currency options and forwards in an attempt to mitigate the risk that forecasted cash flows associated with revenue denominated in foreign currencies may be adversely affected by changes in foreign currency exchange rates.

See the Company's Annual Report on Form 10-K for the year ended December 28, 2001, for additional information regarding the Company's debt and financing arrangements, and derivative instruments.

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

NOTE 6 - OPERATIONS OF BUSINESS SEGMENTS

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

                                                       Quarter Ended
                                              -------------------------------
                                               03/29/02             03/30/01
                                              ----------           ----------
Revenue:
  Storage products                             $282,165             $305,360
  Storage services                              173,747              163,459
                                                -------              -------
       Total revenue                           $455,912             $468,819
                                                =======              =======

Gross profit:
  Storage products                             $121,349             $131,745
  Storage services                               74,342               65,525
                                               --------             --------
       Total gross profit                      $195,691             $197,270
                                                =======              =======

The following table provides supplemental financial data regarding revenue from the Company's storage products segment (in thousands of dollars):

                                                       Quarter Ended
                                              -------------------------------
                                               03/29/02             03/30/01
                                              ----------           ----------
  Tape and tape automation products            $227,167             $247,437
  Disk products                                  20,035               25,956
  Network and other products                     34,963               31,967
                                                -------              -------
         Total storage products revenue        $282,165             $305,360
                                                =======              =======

NOTE 7 - EARNINGS (LOSS) PER COMMON SHARE

The following table presents the calculation of basic and diluted earnings
(loss) per share (in thousands, except per share amounts):

                                                        Quarter Ended
                                              --------------------------------
                                               03/29/02             03/30/01
                                              ----------           ----------

Net income (loss)                              $  5,957             $ (3,004)
                                                =======              =======

Weighted average common shares outstanding:
     Basic                                      104,431              102,274
     Effect of dilutive common stock
        equivalents                               3,018                   --
                                                -------              -------
     Diluted                                    107,449              102,274
                                                =======              =======

Earnings (loss) per common share:
     Basic                                     $   0.06             $  (0.03)
     Diluted                                   $   0.06             $  (0.03)

Options to purchase 4,238,371 shares of common stock as of March 29, 2002, were excluded from the computation of earnings per share because the exercise price of the options was greater than the average market price of the Company's common stock, and therefore, the effect would have been antidilutive. Options to purchase 10,969,742 shares of common stock as of March 30, 2001, were excluded from the computation of diluted earnings per share because they were antidilutive as a result of the net loss incurred in that period.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses the accounting for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company adopted SFAS No. 144 on the first day of the

Company's fiscal year 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

NOTE 9 - SECONDARY STORAGE SERVICE AGREEMENT WITH EDS

On March 29, 2002, StorageTek and Electronic Data Systems Corporation (EDS) entered into a 10-year master secondary storage service agreement. Under the terms of the agreement, StorageTek will provide secondary storage services for certain EDS-operated data center sites within the United States. StorageTek will receive a fee for these services calculated using a monthly base service fee adjusted for certain increases and decreases in the actual amount of data stored. The agreement also provides for adjustments to the fees in the event specified service level metrics are not achieved.

The agreement can be renewed on an annual basis after the expiration of the initial 10-year term. The agreement can be cancelled by either party upon certain events, and can be cancelled by EDS for convenience with six months notice no sooner than two-and-one-half years from the effective date of the agreement. In the event EDS terminates the agreement for convenience, a termination fee is payable to StorageTek with the amount of the fee based upon a declining scale from the effective date.

In connection with this agreement, StorageTek acquired EDS' secondary storage equipment in these data center sites for a purchase price of $52,200,000 and assumed certain pre-existing lease obligations of EDS totaling approximately $6,400,000. The purchase price was paid in April 2002. Upon the expiration or termination of the agreement, EDS has the option to purchase any secondary storage equipment owned by StorageTek at the data center sites at a purchase price equal to the greater of the net book value of the equipment or the fair market value of the equipment. The purchase price payable to EDS has been recorded within property, plant, and equipment and accrued liabilities in the Consolidated Balance Sheet as of March 29, 2002. This preliminary purchase price allocation is subject to reclassification by the Company when finalized.

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 29, 2002

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

                                                        Quarter Ended
                                               ---------------------------------
                                               03/29/02                 03/30/01
                                               --------                 --------
Storage products:
   Tape and tape automation products             49.8%                    52.8%
   Disk products                                  4.4                      5.5
   Network and other products                     7.7                      6.8
                                                -----                    -----
     Total storage products                      61.9                     65.1
Storage services                                 38.1                     34.9
                                                -----                    -----
         Total revenue                          100.0                    100.0
Cost of revenue                                  57.1                     57.9
                                                -----                    -----
         Gross profit                            42.9                     42.1
Research and product development costs           11.9                     13.7
Selling, general, administrative, and other
  income and expense, net                        29.4                     29.5
                                                -----                    -----
         Operating profit (loss)                  1.6                     (1.1)
Interest income (expense), net                    0.3                      0.1
                                                -----                    -----
         Income (loss) before income taxes        1.9                     (1.0)
Benefit (provision) for income taxes             (0.6)                     0.4
                                                -----                    -----
         Net income (loss)                        1.3%                    (0.6)%
                                                =====                    =====

REVENUE

STORAGE PRODUCTS

The Company's storage products revenue consists of sales of tape and tape automation products, disk products, and network products for the mainframe and open-systems markets. The open-systems market consists of products designed to operate in the UNIX, NT, and other non-MVS operating environments. Storage product revenue decreased 8% during the first quarter of 2002, compared to the same period in 2001, primarily due to decreased revenue from tape and tape automation products.

Tape and Tape Automation Products

Tape and tape automation product revenue decreased 8% during the first quarter of 2002, compared to the same period in 2001, primarily due to decreased sales of tape automation products, including the Virtual Storage Manager(R) (VSM). The decrease is principally related to a reduction in the number of units sold. The Company believes this decline is primarily attributable to the current economic conditions and the associated weakness in information technology spending. These conditions were particularly prevalent in the Europe and Asia Pacific regions during the first quarter of 2002. The decreases were partially offset by increased revenue from mainframe and open-systems tape drive and media products. The ratio of tape drive sales to library sales increased during the quarter. The Company believes this increase is due to customers more fully utilizing the capacity of their existing libraries in order to minimize capital expenditures during the current economic environment.

Disk Products

Disk product revenue decreased 23% during the first quarter of 2002, compared to the same period in 2001, primarily due to decreased sales of the Shared Virtual Array(TM) (SVA) family of products. The decrease reflects both a reduction in the number of units sold and lower average selling prices. Disk revenue continues to be affected by pricing pressures and intense competition in the disk market, as well as the worldwide slowdown in customer spending for disk storage. The Company has not yet received any significant incremental sales revenue from its new distribution agreement with LSI Logic Storage Systems, which was announced in January 2002.

Network and Other Products

Network and other product revenue increased 9% during the first quarter of 2002, compared to the same period in 2001, primarily due to increased sales of storage area networking (SAN) hardware. This increase was partially offset by decreased sales of earlier-generation connectivity products.

STORAGE SERVICES

The Company's storage services revenue primarily includes revenue associated with the maintenance of the Company's and third-party storage products, as well as integration service revenue associated with storage consulting activities. Storage services revenue increased 6% during the first quarter of 2002, compared to the same period in 2001, primarily as a result of Company initiatives designed to provide end-to-end solutions that improve customer productivity and system availability.

GROSS PROFIT

Gross profit margins increased to 43% for the first quarter of 2002, compared to 42% for the same period in 2001, primarily as a result of improvements in storage services profit margins. Gross profit margins for the storage products segment were unchanged at 43% for the first quarter of 2002, compared to the same period in 2001. Despite lower manufacturing volume in the first quarter of 2002, the Company improved its manufacturing operations and thus mitigated a portion of the unfavorable variances from lower production volumes. Gross margins for the storage services segment increased to 43% for the first quarter of 2002, compared to 40% for the same period in 2001. The increase reflects benefits from lower spare parts expense associated with maintenance services, as well as improvements in the service delivery process.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses decreased 15% during the first quarter of 2002, compared to the same period in 2001, primarily due to engineering initiatives designed to improve research and development productivity, increase strategic alignment, and eliminate non-essential spending. The Company continues to evaluate and prioritize research and product development programs and is focusing on the core businesses of tape automation, virtual storage, SAN products, and related services.

SELLING, GENERAL, ADMINISTRATIVE, AND OTHER INCOME AND EXPENSE

Selling, general, administrative, and other income and expense (SG&A) decreased 3% during the first quarter of 2002, compared to the same period in 2001. As a percentage of revenue, SG&A was largely unchanged from the first quarter of 2001. The Company is continuing its efforts to control discretionary spending and identify new opportunities to drive increased profitability.

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

INTEREST INCOME AND EXPENSE

Interest income decreased $198,000 during the first quarter of 2002, compared to the same period in 2001, primarily as a result of lower interest rates. Interest expense decreased $1.2 million during the first quarter of 2002, compared to the same period in 2001, primarily due to a decrease in outstanding debt.

INCOME TAXES

The Company's effective tax rate was 32% for the first quarter of 2002, compared to 34% for the same period in 2001. The decrease in the effective tax rate is primarily due to the Company's global tax strategies associated with the Company's manufacturing operations in Puerto Rico.

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, management has determined that the Company will more likely than not realize $216.3 million of deferred income tax assets as of March 29, 2002. The Company's valuation allowance of approximately $20.8 million as of March 29, 2002, relates principally to net deductible temporary differences, tax credit carryforwards, and net operating loss carryforwards.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 requires that goodwill no longer be amortized. Under SFAS No. 142, goodwill will be tested for impairment on an annual basis or as necessary and written off if impaired. The Company adopted SFAS No. 142 on the first day of the Company's fiscal year 2002. The Company will complete the initial goodwill impairment test in the first half of 2002. An impairment charge is not currently anticipated to result from the completion of this impairment test. See Note 3 for a discussion of the financial impact on the Company's results of operations had SFAS No. 142 been in effect for all periods presented.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." This statement addresses the accounting for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS No. 143 is effective for the Company's financial statements for the year ending December 26, 2003. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses the accounting for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company adopted SFAS No. 144 on the first day of the Company's fiscal year 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company's operating activities provided cash of $120.0 million during the first quarter of 2002, compared to cash of $58.7 million generated from operations during the same period in 2001. The increase in cash generated from operations during the first quarter of 2002, compared to the same period in 2001, was primarily a result of significantly lower purchases of inventory, as well as other efforts to more effectively manage working capital. Cash used in investing activities decreased from $19.8 million during the first quarter of 2001 to $18.2 million during the first quarter of 2002, primarily due to decreased spending on property, plant, and equipment. Cash used in financing activities increased to $70.8 million during the first quarter of 2002, compared to $23.1 million during the first quarter of 2001, primarily as a result of the repayment of borrowings under the Company's credit facilities, partially offset by increased proceeds from employee stock plans. The Company has continued to reduce its outstanding debt balance, and its debt-to-capitalization ratio was less than 1% as of March 29, 2002.

In connection with the secondary storage service agreement with EDS, the Company paid $52.2 million to EDS in April 2002. See Note 9 for a discussion of the agreement with EDS.

Sources of Liquidity and Capitalization

The Company has a $150.0 million revolving credit facility (the Revolver) that expires in October 2004. The interest rates for borrowing under the Revolver are dependent on the Company's Total Debt to rolling four quarter Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA) ratio and the term of the outstanding borrowing. The rate ranges from the applicable LIBOR plus 1.75% to 2.50% or the agent bank's base rate plus 0.00% to 0.50%. The Company had no outstanding borrowings under the Revolver as of March 29, 2002, but had outstanding letters of credit for approximately $227,000. The remaining available credit under the Revolver as of March 29, 2002, was approximately $149.8 million. The Revolver is secured by the Company's domestic accounts receivable and domestic inventory, and contains certain financial and other covenants, including restrictions on the payment of cash dividends on the Company's common stock.

The Company had a financing agreement with a bank that provided for the sale of promissory notes in the principal amount of up to $75.0 million at any one time. This agreement expired in January 2002, and all outstanding promissory notes under the agreement were repaid at that time.

The Company's cash flows from operations are currently expected to serve as the principal source of working capital. Cash flows from operations could be negatively impacted by a decrease in demand for the Company's products and services as a result of rapid technological changes and other risks described under "Factors That May Affect Future Results."

The Company believes it has adequate working capital and financing capabilities to meet its anticipated operating and capital requirements for the next 12 months. Over the longer term, the Company may choose to fund these activities through the issuance of additional debt or equity financing. The issuance of equity or convertible debt securities could result in dilution to the Company's stockholders. There can be no assurance that any additional long-term financing, if required, can be completed on terms that are favorable to the Company.

The Company's debt-to-capitalization ratio decreased from 7% as of December 28, 2001, to less than 1% as of March 29, 2002, primarily because of the repayment of borrowings under the Company's credit facilities. See "Working Capital," above, for discussion of cash sources and uses.

INTERNATIONAL OPERATIONS

International operations accounted for approximately 48% of the Company's revenue in the first quarter of 2002, compared to 49% in the same period of 2001. The Company also sells products through domestic indirect distribution channels that have end-user customers located outside the United States. The Company expects that it will continue to generate a significant portion of its revenue from international operations. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within western Europe, principally Germany, France, and the United Kingdom; Australia; Canada; Japan; and Korea. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates. In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a foreign currency hedging program. See "Market Risk Management" below.

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

MARKET RISK MANAGEMENT

Foreign Currency Exchange Rate Risk

The Company's primary market risk relates to changes in foreign currency exchange rates. The functional currency for the Company's foreign subsidiaries is the U.S. dollar. A significant portion of the Company's revenue is generated by its international operations. As a result, the Company's financial position, earnings, and cash flows can be materially affected by changes in foreign currency exchange rates. The Company attempts to mitigate this exposure as part of its foreign currency hedging program. The primary goal of the Company's foreign currency hedging program is to reduce the risk of adverse foreign currency movements on the reported financial results of its non-U.S. dollar transactions. Factors that could have an impact on the effectiveness of the Company's hedging program include the accuracy of forecasts and the volatility of foreign currency markets. All foreign currency derivatives are authorized and executed pursuant to the Company's policies. The Company does not hold or issue derivatives for trading purposes.

To implement its foreign currency hedging program, the Company uses foreign currency options and forwards. These derivatives are used to hedge the risk that forecasted revenue denominated in foreign currencies might be adversely affected by changes in foreign currency exchange rates. Foreign currency forwards are also used to reduce the Company's exposure to foreign currency exchange rate fluctuations in connection with monetary assets and liabilities denominated in foreign currencies.

A hypothetical 10% adverse movement in foreign exchange rates applied to the Company's foreign currency exchange rate sensitive instruments held as of March 29, 2002, and as of December 28, 2001, would result in a hypothetical loss of approximately $53.4 million and $55.6 million, respectively. These hypothetical losses do not take into consideration the Company's underlying international operations. The Company anticipates that any hypothetical loss associated with the Company's foreign currency exchange rate sensitive instruments would be offset by gains associated with its underlying international operations.

Interest Rate Risk

Changes in interest rates affect interest income earned on the Company's cash investments, as well as interest expense on short-term borrowings. A hypothetical 10% adverse movement in interest rates applied to cash investments and short-term borrowings held as of March 29, 2002, and as of December 28, 2001, would not have a material adverse effect on the Company's financial position, earnings, or cash flows.

Credit Risk

The Company is exposed to credit risk associated with cash investments, foreign currency derivatives, and trade receivables. The Company does not believe that its cash investments and foreign currency derivatives present significant credit risks, because the counterparties to the instruments consist of major financial institutions, and the Company manages the notional amount of contracts entered into with any one counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited due to the large number of customers in the Company's customer base and their dispersion across various industries and geographic areas. Although the Company has a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase the Company's exposure to credit risk on its trade receivables. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

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

The open-systems market includes products designed to operate in the UNIX, NT, and other non-MVS operating environments. Competition in the open-systems market is aggressive and is based on functionality, technology, performance, reliability, quality, system scalability, price, product availability, customer service, and brand recognition. The open-systems market encompasses a broad range of customers, including customers outside of the Company's traditional customer base. Many of the Company's potential customers in the open-systems market purchase their storage requirements as part of a bundled product, which may provide a competitive advantage to the Company's rivals. The Company expects to address these competitive factors through the delivery of storage solutions that provide customers with superior functionality, performance, and quality. The Company's customer base continues to shift to the open-systems market, and there can be no assurance that the Company's strategy will be effective in expanding its open-systems market sales.

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

Competition

In the first quarter of 2002, approximately 81% of the Company's product sales revenue was derived from sales of tape and tape automation products. Additionally, a significant portion of the Company's service revenue is derived from the service of tape and tape automation products. One of the key competitive advantages that the Company's tape and tape automation products have over the competition's disk storage products is that the Company's tape and tape automation products store digitized data at a fraction of the cost of disk storage. The cost of disk storage continues to decrease at a rapid rate. The Company must continue to develop and introduce new tape and tape automation products that reduce the cost of storage at a rate that is similar to the decline in disk storage costs in order to maintain this competitive advantage.

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

The Company's ability to forecast future demand for its products may be adversely affected by unforeseen changes in demand from its indirect channel customers. The Company's worldwide indirect channel sales were adversely impacted during 2001 by the downturn in the economy. Although there was some improvement in U.S. indirect channel sales in the first quarter of 2002, the Company has limited visibility to future indirect channel sales and the future financial condition of its channel partners. The Company's financial results may be negatively affected if the financial condition of one or more of these channel partners weakens or if the current slowdown in customer spending continues.

Significant Personnel Changes

The Company has experienced significant changes in its executive management team during the last two years. There can be no assurance that future changes in the executive management team will not occur, and it may take a period of time before the new executive management team becomes fully effective.

The future success of the Company depends in large part on its ability to attract, retain, and motivate highly skilled employees. The Company faces significant competition for individuals who possess the skills required to design, develop, manufacture, and market the Company's products and services. An inability to successfully attract, retain, and motive these employees could have an adverse effect on future operating results.

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

Sole Source Suppliers

The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and components. Many nonstandard parts are obtained from a single source or a limited group of suppliers. However, there are other vendors who could produce these parts in satisfactory quantities after a period of prequalification and product ramping. Certain key components and products are purchased from sole source suppliers that the Company believes are currently the only manufacturers of the particular components that meet the Company's qualification requirements and other specifications or for which alternative sources of supply are not readily available. Imation Corporation is a sole source supplier for the 9840 and 9940 tape media, and the Company is dependent on Imation to economically produce large volumes of high-quality tape media at a cost acceptable to the Company and its customers. IBM was a sole source supplier for disk drives used in the Company's V960 and VSM products. As a result of IBM discontinuing the manufacture of these drives, the Company entered into a final purchase commitment with IBM based on forecasted requirements. The Company recognized inventory writedowns during 2001 related to the projected excess inventory levels of IBM disk drives obtained as part of the final purchase commitment. The Company is currently developing a standard industry drive interface for its virtual disk and tape products. This project is in the engineering and development stage. Failure to accurately forecast drive requirements or changes in the development schedule for the drive interface could result in additional inventory writedowns, or the inability to meet customer needs for these products.

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

Manufacturing

The Company manufactures a significant portion of its products in facilities located in Puerto Rico. The Company's ability to manufacture products may be affected by weather-related risks beyond the control of the Company. If the Puerto Rico manufacturing facility were affected by weather, the Company may not have an alternative source to meet the demand for its products without substantial delays and disruption to its operations. The Company carries interruption insurance to mitigate some of this risk. There is no assurance that the Company could obtain sufficient alternate manufacturing sources or repair the facilities in a timely manner to satisfy the demand for its products. Failure to fulfill manufacturing demands could adversely affect the Company's operating and financial results in the future.

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

The Company's ability to generate revenue growth during 2001 and the first quarter of 2002 was adversely affected by the slowdown in the global economy as some customers delayed purchase decisions, reevaluated their information technology spending budgets, and reduced capital expenditures by maximizing the current capacities of their data storage equipment. In light of this economic environment, the Company has implemented various cost-saving measures, including reduced discretionary spending and delayed employee merit increases. There can be no assurance that a prolonged economic downturn will not have additional adverse effects on the Company's future revenue or operating results. Furthermore, there can be no assurance that these measures will be successful or sufficient to allow the Company to continue to generate improved operating results in future periods. It is possible that changes in the Company's business or its industry may necessitate restructuring activities in the future. The necessity for restructuring activities may result in expenses that adversely affect reported results of operations in the period the restructuring plan is adopted and may require incremental cash payments.

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

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits:

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated by reference into this Quarterly Report on Form 10-Q:

3.1 Restated Certificate of Incorporation of Storage Technology Corporation dated July 28, 1987 (previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.2 Certificate of Amendment dated May 22, 1989, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as
         Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.3 Certificate of Second Amendment dated May 28, 1992, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as
         Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.4 Certificate of Third Amendment dated May 21, 1999, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as
         Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 1999, filed on August 9, 1999, and incorporated herein by reference)

3.5 Restated Bylaws of Storage Technology Corporation, as amended through November 11, 1998 (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 19, 1998, and incorporated herein by reference)

4.1 Specimen Certificate of Common Stock, $0.10 par value of Registrant (previously filed as Exhibit (c)(2) to the Company's Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference)

10.1(1) Storage Technology Corporation Amended and Restated 1987 Employee Stock Purchase Plan, as amended (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.2(1) Storage Technology Corporation Amended and Restated 1995 Equity Participation Plan (previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.3(1) Storage Technology Corporation Management by Objective Bonus Plan (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.4(1) Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)

10.5(1) Storage Technology Corporation Flexible Option Plan, dated December 2001 (previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002 and incorporated herein by reference)

10.6(1) Agreement between the Company and Gary Francis, dated August 19, 1997 (previously filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1997, filed on March 6, 1998, and incorporated herein by reference)

10.7(1) CEO Employment Agreement, dated July 11, 2000, between the Company and Patrick J. Martin (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, filed on August 11, 2000, and incorporated herein by reference)

10.8(1) Severance Agreement, dated as of July 1, 2001, between the Company and Robert S. Kocol (previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.9(1) Restricted Stock Award Agreement, dated as of September 27, 2001, by and between the Company and Robert S. Kocol (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002 and incorporated herein by reference)

10.10(1) Offer Letter, dated May 10, 2001, from the Company to Michael McLay
         (previously filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporate herein by reference)

10.11(1) Offer Letter, dated February 9, 2001, from the Company to Jill F.
         Kenney (previously filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.12(1) Offer Letter, dated February 9, 2001, from the Company to Roger
         Gaston (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.13(1) Promissory Note, dated May 11, 2001, from Michael McLay to the
         Company, in the principal amount of $390,000 (previously filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.14(1) Promissory Note, dated May 11, 2001, from Michael McLay to the
         Company, in the principal amount of $160,000 (previously filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.15(1) Form of LEAP Participation Agreement, dated April 30, 2001
         (previously filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.16(1) Offer Letter, dated July 16, 2001, from the Company to Roy Perry
         (previously filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.17(1) Offer Letter, dated June 27, 2001, from the Company to Angel Garcia
         (previously filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.18(1) Letter Agreement, dated July 1, 2001, between the Company and Bruce
         Taafe (previously filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.19(1) Separation Agreement and Release, dated January 2, 2002, by and between the Company and Jeffrey Dumas (previously filed as Exhibit
         10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002 and incorporated herein by reference)

10.20(1) Offer Letter, dated December 10, 2001, between the Company and Thomas
         Major (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002 and incorporated herein by reference)

10.21(1) Letter Agreement, dated July 31, 2001, between the Company and Pierre
         Cousin (previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002 and incorporated herein by reference)

10.22(1) Separation Agreement, dated March 31, 2001, between the Company and
         Gary Anderson (previously filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002 and incorporated herein by reference)

10.23 Credit Agreement, dated as of October 10, 2001, among the Company, the several financial institutions thereto, Bank of America, N.A., as letter of credit issuing bank and sole administrative agent for the Banks, Key Corporate Capital, Inc. as Documentation Agent, Fleet National Bank as Syndication Agent, and Banc of America Securities LLC as sole lead arranger and sole book manager (previously filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.24 Security Agreement, dated as of October 10, 2001, by and among the Company, Bank of America, N.A., as Collateral Agent for itself and other Secured Parties referred to therein (previously filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.25 Guaranty, dated as of October 10, 2001, by StorageTek Holding Corporation, in favor of the Banks party to a certain Credit Agreement and Bank of America, N.A., as Agent and Issuing Bank and Collateral Agent (previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.26 Contingent Multicurrency Note Purchase Commitment Agreement dated as of December 12, 1996, between the Company and Bank of America National Trust and Savings Association (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 27, 1996, filed on March 7, 1997, and incorporated herein by reference)

10.27 Second Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated November 20, 1998, between Bank of America National Trust and Savings Association and the Company (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 25, 1998, filed on March 5, 1999, and incorporated herein by reference)

10.28 Third Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated August 13, 1999, between Bank of America National Trust and Savings Association and the Company (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.29 Fourth Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated January 5, 2000, between the Company and Bank of America, N.A. (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.30 Fifth Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated August 15, 2000, between the Company and Bank of America, N.A. (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

10.31 Waiver to Second Amended and Restated Multicurrency Note Purchase Commitment Agreement, dated as of April 25, 2001, by and between the Company and Bank of America, N.A. (previously filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.32(1,2)  Form of Executive Severance Agreement

10.33(2) Master Service Agreement (MSA), between each of the Company, Electronic Data Systems Corporation, and EDS Information Services L.L.C., dated as of April 1, 2002

10.34(2)    Authorization Letter #1 pursuant to the MSA, dated April 1, 2002

10.35(2)    Authorization Letter #2 pursuant to the MSA, dated April 1, 2002

10.36(2) Master Secondary Storage Services Agreement, between the Company and Electronic Data Systems Corporation, dated March 29, 2002

(b)      Reports on Form 8-K.

None.

------------------------------

1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2  Indicates exhibit filed with this Quarterly Report on Form 10-Q.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            STORAGE TECHNOLOGY CORPORATION
                                                   (Registrant)




         May 13, 2002                            /s/ ROBERT S. KOCOL
---------------------------------        ---------------------------------------
            (Date)                                   Robert S. Kocol
                                                Corporate Vice President
                                               and Chief Financial Officer
                                              (Principal Financial Officer)






        May 13, 2002                            /s/ THOMAS G. ARNOLD
---------------------------------        ---------------------------------------
           (Date)                                   Thomas G. Arnold
                                         Vice President and Corporate Controller
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX
Exhibit
No.      Description
-------  -----------

3.1 Restated Certificate of Incorporation of Storage Technology Corporation dated July 28, 1987 (previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.2 Certificate of Amendment dated May 22, 1989, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as
         Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.3 Certificate of Second Amendment dated May 28, 1992, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as
         Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.4 Certificate of Third Amendment dated May 21, 1999, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as
         Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 1999, filed on August 9, 1999, and incorporated herein by reference)

3.5 Restated Bylaws of Storage Technology Corporation, as amended through November 11, 1998 (previously filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated November 19, 1998, and incorporated herein by reference)

4.1 Specimen Certificate of Common Stock, $0.10 par value of Registrant (previously filed as Exhibit (c)(2) to the Company's Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference)

10.1(1) Storage Technology Corporation Amended and Restated 1987 Employee Stock Purchase Plan, as amended (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.2(1) Storage Technology Corporation Amended and Restated 1995 Equity Participation Plan (previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.3(1) Storage Technology Corporation Management by Objective Bonus Plan (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.4(1) Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)

10.5(1) Storage Technology Corporation Flexible Option Plan, dated December 2001 (previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002 and incorporated herein by reference)

10.6(1) Agreement between the Company and Gary Francis, dated August 19, 1997 (previously filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1997, filed on March 6, 1998, and incorporated herein by reference)

10.7(1) CEO Employment Agreement, dated July 11, 2000, between the Company and Patrick J. Martin (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, filed on August 11, 2000, and incorporated herein by reference)

10.8(1) Severance Agreement, dated as of July 1, 2001, between the Company and Robert S. Kocol (previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.9(1) Restricted Stock Award Agreement, dated as of September 27, 2001, by and between the Company and Robert S. Kocol (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002 and incorporated herein by reference)


10.10(1) Offer Letter, dated May 10, 2001, from the Company to Michael McLay
         (previously filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporate herein by reference)

10.11(1) Offer Letter, dated February 9, 2001, from the Company to Jill F.
         Kenney (previously filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.12(1) Offer Letter, dated February 9, 2001, from the Company to Roger
         Gaston (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.13(1) Promissory Note, dated May 11, 2001, from Michael McLay to the
         Company, in the principal amount of $390,000 (previously filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.14(1) Promissory Note, dated May 11, 2001, from Michael McLay to the
         Company, in the principal amount of $160,000 (previously filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.15(1) Form of LEAP Participation Agreement, dated April 30, 2001
         (previously filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.16(1) Offer Letter, dated July 16, 2001, from the Company to Roy Perry
         (previously filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.17(1) Offer Letter, dated June 27, 2001, from the Company to Angel Garcia
         (previously filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.18(1) Letter Agreement, dated July 1, 2001, between the Company and Bruce
         Taafe (previously filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.19(1) Separation Agreement and Release, dated January 2, 2002, by and between the Company and Jeffrey Dumas (previously filed as Exhibit
         10.19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002 and incorporated herein by reference)

10.20(1) Offer Letter, dated December 10, 2001, between the Company and Thomas
         Major (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002 and incorporated herein by reference)

10.21(1) Letter Agreement, dated July 31, 2001, between the Company and Pierre
         Cousin (previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002 and incorporated herein by reference)

10.22(1) Separation Agreement, dated March 31, 2001, between the Company and
         Gary Anderson (previously filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002 and incorporated herein by reference)

10.23 Credit Agreement, dated as of October 10, 2001, among the Company, the several financial institutions thereto, Bank of America, N.A., as letter of credit issuing bank and sole administrative agent for the Banks, Key Corporate Capital, Inc. as Documentation Agent, Fleet National Bank as Syndication Agent, and Banc of America Securities LLC as sole lead arranger and sole book manager (previously filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.24 Security Agreement, dated as of October 10, 2001, by and among the Company, Bank of America, N.A., as Collateral Agent for itself and other Secured Parties referred to therein (previously filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.25 Guaranty, dated as of October 10, 2001, by StorageTek Holding Corporation, in favor of the Banks party to a certain Credit Agreement and Bank of America, N.A., as Agent and Issuing Bank and

         Collateral Agent (previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.26 Contingent Multicurrency Note Purchase Commitment Agreement dated as of December 12, 1996, between the Company and Bank of America National Trust and Savings Association (filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 27, 1996, filed on March 7, 1997, and incorporated herein by reference)

10.27 Second Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated November 20, 1998, between Bank of America National Trust and Savings Association and the Company (filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 25, 1998, filed on March 5, 1999, and incorporated herein by reference)

10.28 Third Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated August 13, 1999, between Bank of America National Trust and Savings Association and the Company (previously filed as Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.29 Fourth Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated January 5, 2000, between the Company and Bank of America, N.A. (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.30 Fifth Amendment to Second Amended and Restated Contingent Multicurrency Note Purchase Commitment Agreement dated August 15, 2000, between the Company and Bank of America, N.A. (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

10.31 Waiver to Second Amended and Restated Multicurrency Note Purchase Commitment Agreement, dated as of April 25, 2001, by and between the Company and Bank of America, N.A. (previously filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.32(1,2)  Form of Executive Severance Agreement

10.33(2) Master Service Agreement (MSA), between each of the Company, Electronic Data Systems Corporation, and EDS Information Services L.L.C., dated as of April 1, 2002

10.34(2)    Authorization Letter #1 pursuant to the MSA, dated April 1, 2002

10.35(2)    Authorization Letter #2 pursuant to the MSA, dated April 1, 2002

10.36(2) Master Secondary Storage Services Agreement, between the Company and Electronic Data Systems Corporation, dated March 29, 2002

------------------------------

1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2  Indicates exhibits filed with this Quarterly Report on Form 10-Q.