Form 10-Q
period 2002-06-28
STORAGE TECHNOLOGY CORP
filed 2002-08-12
CIK 94673

Form 10-Q
================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 28, 2002
                                       OR
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

Common stock ($0.10 Par Value) - 105,966,741 shares outstanding at August 5,
2002.

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                               INDEX TO FORM 10-Q
                                  June 28, 2002

                                                                            PAGE

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                    Consolidated Balance Sheet                                 3

                    Consolidated Statement of Operations                       4

                    Consolidated Statement of Cash Flows                       5

                    Consolidated Statement of Comprehensive Income             6

                    Notes to Consolidated Financial Statements                 7

         Item 2 - Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                  12

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk  23



PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                           24

         Item 4 - Submission of Matters to a Vote of Security Holders         24

         Item 6 - Exhibits and Reports on Form 8-K                            25

         Signatures                                                           29

         Exhibit Index                                                        30

                         STORAGE TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                      (In Thousands, Except Share Amounts)


                                          06/28/02          12/28/01
                                        -----------       ------------
                                        (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents            $   488,756        $   453,217
   Accounts receivable                      467,832            505,630
   Inventories                              134,156            183,980
   Deferred income tax assets                95,471             95,459
   Other current assets                       7,943             16,240
                                         ----------         ----------

     Total current assets                 1,194,158          1,254,526

Property, plant, and equipment              263,806            232,289
Spare parts for maintenance                  37,975             35,674
Deferred income tax assets                  121,508            121,826
Other assets                                126,763            114,568
                                         ----------         ----------

     Total assets                       $ 1,744,210        $ 1,758,883
                                         ==========         ==========

LIABILITIES

Current liabilities:
   Credit facilities                    $        --        $    73,401
   Current portion of long-term debt            699                812
   Accounts payable                          87,830             66,648
   Accrued liabilities                      356,772            361,113
   Income taxes payable                     206,691            212,566
   Other current liabilities                 27,828                 --
                                         ----------         ----------

     Total current liabilities              679,820            714,540

Long-term debt                               10,298              9,523
                                         ----------         ----------

     Total liabilities                      690,118            724,063
                                         ----------         ----------

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY

Common stock, $0.10 par value,
   300,000,000 shares authorized;
   106,158,575 shares issued at June
   28, 2002, and 105,032,665 shares
   issued at December 28, 2001               10,616             10,503
Capital in excess of par value              895,490            875,379
Retained earnings                           175,216            150,129
Accumulated other comprehensive
   income (loss)                            (14,429)             7,642
Treasury stock, 200,643 shares at
   June 28, 2002, and December 28,
   2001, at cost                             (3,777)            (3,777)
Unearned compensation                        (9,024)            (5,056)
                                         ----------         ----------

     Total stockholders' equity           1,054,092          1,034,820
                                         ----------         ----------

     Total liabilities and
     stockholders' equity               $ 1,744,210        $ 1,758,883
                                         ==========         ==========


         The accompanying notes are an integral part of the consolidated financial statements.

                         STORAGE TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                         Quarter Ended        Six Months Ended
                                      -------------------   --------------------
                                      06/28/02   06/29/01   06/28/02   06/29/01
                                      --------   --------   --------   --------
Revenue
   Storage products                   $299,879   $346,271   $582,044   $651,631
   Storage services                    192,050    165,863    365,797    329,322
                                       -------    -------    -------    -------

      Total revenue                    491,929    512,134    947,841    980,953
                                       -------    -------    -------    -------

Cost of revenue
   Storage products                    169,492    190,365    330,308    363,980
   Storage services                    104,890    102,000    204,295    199,934
                                       -------    -------    -------    -------

      Total cost of revenue            274,382    292,365    534,603    563,914
                                       -------    -------    -------    -------

       Gross profit                    217,547    219,769    413,238    417,039

Research and product development
 costs                                  54,526     61,013    109,031    125,207
Selling, general, administrative,
 and other income and expense, net     136,998    140,840    270,994    279,083
                                       -------    -------    -------    -------

       Operating profit                 26,023     17,916     33,213     12,749

Interest income                          2,552      2,509      4,602      4,757
Interest expense                          (545)    (1,825)    (1,028)    (3,460)
                                       -------    -------    -------    -------

       Income before income taxes       28,030     18,600     36,787     14,046

Provision for income taxes              (8,900)    (6,350)   (11,700)    (4,800)
                                       -------    -------    -------    -------

       Net income                     $ 19,130   $ 12,250   $ 25,087   $  9,246
                                       =======    =======    =======    =======


EARNINGS PER COMMON SHARE

Basic earnings per share              $   0.18   $   0.12   $   0.24   $   0.09
                                       =======    =======    =======    =======

Weighted-average shares                105,009    103,005    104,720    102,653
                                       =======    =======    =======    =======


Diluted earnings per share            $   0.18   $   0.12   $   0.23   $   0.09
                                       =======    =======    =======    =======

Weighted-average and dilutive
 potential shares                      107,510    104,429    107,479    104,181
                                       =======    =======    =======    =======


         The accompanying notes are an integral part of the consolidated financial statements.

                         STORAGE TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)
                                                         Six Months Ended
                                                     -----------------------
                                                      06/28/02     06/29/01
                                                     ----------   ----------
OPERATING ACTIVITIES
Cash received from customers                         $1,006,002   $1,050,105
Cash paid to suppliers and employees                   (828,878)    (980,763)
Interest received                                         4,183        4,757
Interest paid                                              (844)      (2,992)
Income taxes refunded (paid)                             10,289       (6,131)
                                                      ---------    ---------
     Net cash provided by operating activities          190,752       64,976
                                                      ---------    ---------

INVESTING ACTIVITIES
Purchases of property, plant, and equipment             (75,512)     (36,211)
Proceeds from sale of property, plant, and equipment        177           80
Other assets                                            (13,138)      (4,391)
                                                      ---------    ---------
     Net cash used in investing activities              (88,473)     (40,522)
                                                      ---------    ---------

FINANCING ACTIVITIES
Proceeds from employee stock plans                       14,047        8,102
Proceeds from other debt                                  1,107          711
Proceeds (repayments) of credit facilities, net         (73,401)       5,375
Repayments of other debt                                 (1,637)      (8,045)
                                                      ---------    ---------
     Net cash provided by (used in) financing
     activities                                         (59,884)       6,143
                                                      ---------    ---------

     Effect of exchange rate changes on cash             (6,856)      (3,433)
                                                      ---------    ---------

Increase in cash and cash equivalents                    35,539       27,164
Cash and cash equivalents - beginning of the period     453,217      279,731
                                                      ---------    ---------
Cash and cash equivalents - end of the period        $  488,756   $  306,895
                                                      =========    =========

RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES
Net income                                           $   25,087   $    9,246
Depreciation and amortization expense                    47,439       60,519
Inventory writedowns                                     21,338       20,883
Translation gain                                         (1,512)     (11,600)
Other non-cash adjustments to income                     (1,964)      12,643
Decrease in accounts receivable                          58,161       73,515
Increase in other current assets                         (4,109)      (5,845)
(Increase) decrease in inventories                       30,909      (41,101)
Increase in spare parts                                 (11,599)      (8,744)
(Increase) decrease in deferred income tax assets           993         (292)
Increase (decrease) in accounts payable                  20,107      (20,729)
Decrease in accrued liabilities                         (19,099)     (22,816)
Increase in other current liabilities                     4,405          336
Increase (decrease) in income taxes payable              20,596       (1,039)
                                                      ---------    ---------
     Net cash provided by operating activities       $  190,752   $   64,976
                                                      =========    =========

         The accompanying notes are an integral part of the consolidated financial statements.

                         STORAGE TECHNOLOGY CORPORATION
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In Thousands)

                                         Quarter Ended       Six Months Ended
                                      -------------------   -------------------
                                      06/28/02   06/29/01   06/28/02   06/29/01
                                      --------   --------   --------   --------
Net income                            $ 19,130   $ 12,250   $ 25,087   $  9,246
                                       -------    -------    -------    -------
Other comprehensive income (loss),
 net of tax:
    Cumulative effect of change in
     accounting principle on adoption
     of Statement of Financial
     Accounting Standards No. 133
     and 138                                --         --         --     (7,535)
    Net gain (loss) on foreign
     currency cash flow hedges         (25,614)     4,893    (25,652)    23,087
    Reclassification  adjustment for
     net (gains) losses included in
     net income                          4,950     (4,429)     3,581     (6,393)
                                       -------    -------    -------    -------
Other comprehensive income (loss),
 net of tax                            (20,664)       464    (22,071)     9,159
                                       -------    -------    -------    -------
Comprehensive income (loss)           $ (1,534)  $ 12,714   $  3,016   $ 18,405
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

NOTE 2 - INVENTORIES

Inventories, net of associated reserves, consist of the following (in thousands of dollars):

                                 06/28/02             12/28/01
                                 --------             --------
 Raw materials                   $ 19,815             $ 41,850
 Work-in-process                   45,386               57,641
 Finished goods                    68,955               84,489
                                  -------              -------
                                 $134,156             $183,980
                                  =======              =======

NOTE 3 - AGREEMENTS WITH EDS

On March 29, 2002, StorageTek and Electronic Data Systems Corporation (EDS) entered into a 10-year master secondary storage services agreement. On April 1, 2002, StorageTek and EDS entered into a 10-year agreement under which StorageTek outsourced certain internal information technology and customer call center operations to EDS. There are no cross-default provisions between the two agreements, and performance under each agreement by both StorageTek and EDS is not contingent upon performance under the other agreement. These agreements have been accounted for individually at their estimated fair values consistent with the provisions of Accounting Principles Board (APB) Opinion No. 29, "Accounting for Nonmonetary Transactions," based on management's estimates of fair value. These values are subject to change pending receipt of a third-party appraisal.

Under the terms of the secondary storage services agreement, StorageTek will provide tape storage services for certain EDS-operated data center sites within the United States. StorageTek will receive a fee for these services calculated using a monthly base service fee adjusted for certain increases and decreases in the actual amount of data stored. The agreement also provides for adjustments to the fees in the event specified service level metrics are not achieved.

The secondary storage services agreement can be renewed on an annual basis after the expiration of the initial 10-year term. The agreement can be cancelled by either party upon certain events, and can be cancelled by EDS for convenience with six months notice no sooner than two-and-one-half years from the effective date of the agreement. In the event EDS terminates the agreement for convenience, a termination fee is payable to StorageTek with the amount of the fee based upon a declining scale from the effective date.

In connection with the secondary storage services agreement, StorageTek purchased certain secondary storage equipment for a purchase price of $52,200,000. Substantially all of the purchase price paid to EDS relates to equipment previously sold by StorageTek to EDS; however, none of the equipment purchased by StorageTek was sold to EDS subsequent to the companies entering into definitive negotiations of the secondary storage services agreement. The purchase price was paid in April 2002. Because StorageTek is only responsible for delivering secondary storage pursuant to the service level agreement, StorageTek makes all decisions on secondary storage equipment additions and retirements within the data centers. Upon the expiration or termination of the agreement, EDS has the option to purchase any secondary storage equipment owned by StorageTek at the data center sites at a purchase price equal to the greater of the net book value of the equipment or the fair market value of the equipment. In limited situations, EDS also has the right to repurchase a portion of the equipment prior to expiration or termination of the agreement at an assigned value declining on a straight-line basis over five years. The estimated fair value of the equipment subject to this repurchase right was $12,271,000 as of March 29, 2002. In the event EDS exercises this repurchase right, the exercise will not affect any other terms of the agreement.

StorageTek has agreed to reimburse certain lease payments made by EDS on equipment used to deliver secondary storage services under the agreement. EDS' gross remaining lease obligation associated with this equipment, assuming no lease terminations, was approximately $8,599,000 as of March 29, 2002.

Revenue is recognized under the secondary storage services agreement as the services are rendered and billed to EDS. Costs to provide these services are generally incurred in proportion with the contracted billing schedules. The revenue and costs are included within storage services for segment reporting purposes. The purchase price of $52,200,000 payable to EDS for the secondary storage equipment has been recorded within Property, Plant, and Equipment on the Consolidated Balance Sheet. The Company is depreciating the equipment on a straight-line basis over the estimated useful lives of the assets. Useful lives were determined based on the individual characteristics of the equipment, and range from one to five years. Lease reimbursement payments made to EDS will be recognized as a reduction of service revenue.

NOTE 4 - GOODWILL

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 requires that goodwill no longer be amortized. Under SFAS No. 142, goodwill will be tested for impairment on an annual basis or as necessary. The Company adopted SFAS No. 142 on the first day of the Company's fiscal year 2002. During the quarter ended June 28, 2002, the Company completed the initial goodwill impairment test. No accounting charge resulted from the completion of this initial impairment test.

The following table presents the adjusted net income and earnings per share had SFAS No. 142 been in effect for all periods presented (in thousands, except per share amounts):

                                      Quarter Ended       Six Months Ended
                                   -------------------   -------------------
                                   06/28/02   06/29/01   06/28/02   06/29/01
                                   --------   --------   --------   --------
Reported net income                $ 19,130   $ 12,250   $ 25,087   $  9,246
Add back:  Goodwill amortization         --      1,459         --      2,917
                                    -------    -------    -------    -------
Adjusted net income                $ 19,130   $ 13,709   $ 25,087   $ 12,163
                                    =======    =======    =======    =======

Basic earnings per common share:
  Reported net income              $   0.18   $   0.12   $   0.24   $   0.09
  Goodwill amortization                  --       0.01         --       0.03
                                    -------    -------    -------    -------
  Adjusted net income              $   0.18   $   0.13   $   0.24   $   0.12
                                    =======    =======    =======    =======

Diluted earnings per common share:
  Reported net income              $   0.18   $   0.12   $   0.23   $   0.09
  Goodwill amortization                  --       0.01         --       0.03
                                    -------    -------    -------    -------
  Adjusted net income              $   0.18   $   0.13   $   0.23   $   0.12
                                    =======    =======    =======    =======

NOTE 5 - DEBT AND FINANCING ARRANGEMENTS

The Company had a financing agreement with a bank that provided for the sale of promissory notes in the principal amount of up to $75,000,000 at any one time. This agreement expired in January 2002, and all outstanding promissory notes under the agreement were repaid at that time. The Company has historically utilized foreign currency forwards embedded in borrowing commitments under this financing agreement to hedge forecasted cash flows associated with revenue denominated in foreign currencies. The Company is currently using stand-alone foreign currency options and forwards to mitigate the risk that forecasted cash flows associated with revenue denominated in foreign currencies may be adversely affected by changes in foreign currency exchange rates.

See the Company's Annual Report on Form 10-K for the year ended December 28, 2001, for additional information regarding the Company's debt and financing arrangements, and derivative instruments.

NOTE 6 - LITIGATION

In 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties involving an unsuccessful optical disk drive storage development project. The suit seeks injunctive relief and damages of $2,400,000,000. In 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed to the Colorado Court of Appeals (the Court of Appeals), which reversed the District Court's judgment and remanded the case to the District Court for further proceedings. In 1999, the District Court again dismissed all of Stuff's claims against the Company, and Stuff again appealed the dismissal to the Court of Appeals. In 2000, the Court of Appeals reversed the dismissal and remanded the case to the District Court for a trial on the factual issues. The parties stipulated to a separate trial, scheduled for September 16, 2002, on the interpretation of language in the 1990 settlement agreement. If the Company prevails in this separate trial, Stuff's claims will be significantly reduced. Any trial to resolve the underlying liability and damages issues would likely not be scheduled before 2004. The Company continues to believe that Stuff's claims are without merit and intends to vigorously defend this suit.

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

NOTE 7 - OPERATIONS OF BUSINESS SEGMENTS

The Company is organized into two reportable segments based on the definitions provided in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": storage products and storage services. The storage products segment includes sales of tape and tape automation products, disk products, and network products. The storage services segment includes maintenance and various consulting services.

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

                                Quarter Ended            Six Months Ended
                            ---------------------     ---------------------
                            06/28/02     06/29/01     06/28/02     06/29/01
                            --------     --------     --------     --------
Revenue:
 Storage products           $299,879     $346,271     $582,044     $651,631
 Storage services            192,050      165,863      365,797      329,322
                             -------      -------      -------      -------
  Total revenue             $491,929     $512,134     $947,841     $980,953
                             =======      =======      =======      =======


Gross profit:
 Storage products           $130,387     $155,906     $251,736     $287,651
 Storage services             87,160       63,863      161,502      129,388
                             -------      -------      -------      -------
  Total gross profit        $217,547     $219,769     $413,238     $417,039
                             =======      =======      =======      =======

The following table provides supplemental financial data regarding revenue from the Company's storage products segment (in thousands of dollars):

                                Quarter Ended           Six Months Ended
                            ---------------------     ---------------------
                            06/28/02     06/29/01     06/28/02     06/29/01
                            --------     --------     --------     --------
Tape and tape automation
 products                   $235,597     $285,763     $462,764     $533,200
Disk products                 35,227       25,287       55,262       51,598
Network and other products    29,055       35,221       64,018       66,833
                             -------      -------      -------      -------
  Total storage products
   revenue                  $299,879     $346,271     $582,044     $651,631
                             =======      =======      =======      =======

NOTE 8 - EARNINGS PER COMMON SHARE

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                Quarter Ended           Six Months Ended
                            ---------------------     ---------------------
                            06/28/02     06/29/01     06/28/02     06/29/01
                            --------     --------     --------     --------
  Net income                $ 19,130     $ 12,250     $ 25,087     $  9,246
                             -------      -------      -------      -------

  Weighted average common
   shares outstanding:
      Basic                  105,009      103,005      104,720      102,653
      Effect of dilutive
       common stock
       equivalents             2,501        1,424        2,759        1,528
                             -------      -------      -------      -------
      Diluted                107,510      104,429      107,479      104,181
                             =======      =======      =======      =======

  Earnings per common share:
      Basic                 $   0.18     $   0.12     $   0.24     $   0.09
      Diluted               $   0.18     $   0.12     $   0.23     $   0.09

For the quarters ended June 28, 2002, and June 29, 2001, options to purchase 4,580,480 and 5,822,283 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company's common stock, and therefore, the effect would have been antidilutive. For the six months ended June 28, 2002, and June 29, 2001, options to purchase 4,409,426 and 7,092,452 shares of common stock, respectively, were excluded from the computation of diluted earnings per share for the same reason.

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

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

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses the accounting for costs associated with an exit activity or with a disposal of long-lived assets. SFAS No. 146 is effective for the Company's financial statements for the year ending December 26, 2003. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial position or results of operations.

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  JUNE 28, 2002

FORWARD-LOOKING STATEMENTS

All assumptions, anticipations, expectations, and forecasts contained in the following discussion regarding the Company, its future products, business plans, financial results, performance, and future events are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially because of a number of risks and uncertainties. Some of these risks are detailed below in "Factors That May Affect Future Results" and elsewhere in this Form 10-Q. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms, or other comparable words. Forward-looking statements also include the assumptions underlying or relating to any such statements. The forward-looking statements contained herein represent a good-faith assessment of the Company's future performance for which management believes there is a reasonable basis. The Company disclaims any obligation to update the forward-looking statements contained herein, except as may be otherwise required by law.

CONSOLIDATED STATEMENT OF OPERATIONS DATA

The following table, stated as a percentage of total revenue, presents Consolidated Statement of Operations information and revenue by segment:

                                            Quarter Ended      Six Months Ended
                                          ------------------  ------------------
                                          06/28/02  06/29/01  06/28/02  06/29/01
                                          --------  --------  --------  --------
Storage products revenue:
    Tape and tape automation products       47.9%     55.8%     48.8%     54.4%
    Disk products                            7.2       4.9       5.8       5.2
    Network and other products               5.9       6.9       6.8       6.8
                                           -----     -----     -----     -----
       Total storage products revenue       61.0      67.6      61.4      66.4
Storage services revenue                    39.0      32.4      38.6      33.6
                                           -----     -----     -----     -----
       Total revenue                       100.0     100.0     100.0     100.0
Cost of revenue                             55.8      57.1      56.4      57.5
                                           -----     -----     -----     -----
       Gross profit                         44.2      42.9      43.6      42.5
Research and product development costs      11.1      11.9      11.5      12.8
Selling, general, administrative,
  and other income and expense, net         27.8      27.5      28.6      28.4
                                           -----     -----     -----     -----
Operating profit                             5.3       3.5       3.5       1.3
Interest income, net                         0.4       0.1       0.4       0.1
                                           -----     -----     -----     -----
       Income before income taxes            5.7       3.6       3.9       1.4
Provision for income taxes                   1.8       1.2       1.3       0.5
                                           -----     -----     -----     -----
       Net income                            3.9%      2.4%      2.6%      0.9%
                                           =====     =====     =====     =====

REVENUE

STORAGE PRODUCTS

The Company's storage products revenue consists of sales of tape and tape automation products, disk products, and network products for the enterprise and open-systems markets. The open-systems market consists of products designed to operate in the UNIX, NT, and other non-MVS operating environments. Storage products revenue decreased 13% and 11% during the second quarter and six months of 2002, respectively, compared to the same periods in 2001, primarily due to decreased revenue from tape and tape automation products.

Tape and Tape Automation Products

Tape and tape automation product revenue decreased 18% and 13% during the second quarter and six months of 2002, respectively, compared to the same periods in 2001, primarily due to a reduction in the number of tape and tape automation units sold. The Company believes this decline is primarily attributable to the current economic conditions and the associated weakness in information technology spending. The Company has also experienced a higher ratio of tape drives sold relative to tape libraries as customers appear to be buying only products essential to meeting their immediate storage needs. Also contributing to the decline in tape product revenue during the second quarter of 2002 was a shift from storage products revenue to storage services revenue as a result of the secondary storage services agreement signed with EDS. See "Storage Services" below for further discussion of the impact of the EDS secondary storage services agreement. These decreases were partially offset by increased revenue from enterprise and open-systems tape media products.

Disk Products

Disk product revenue increased 39% and 7% during the second quarter and six months of 2002, respectively, compared to the same periods in 2001, primarily due to increased sales of open-systems disk products. In January 2002 the Company announced a distribution agreement with LSI Logic Storage Systems (LSI). Under the terms of the agreement, StorageTek will sell LSI's full line of scalable, high performance, high availability open-systems disk products. The second quarter of 2002 was the first full quarter of activity under this agreement. The increased revenue from open-systems disk products was partially offset by decreased revenue from the Shared Virtual Array(TM) (SVA) family of products targeted for the enterprise marketplace. The Company is focusing its disk sales efforts on opportunities to sell disk products in combination with its tape, networking, and service offerings. Disk revenue continues to be affected by pricing pressures and intense competition in the disk market, as well as the worldwide slowdown in customer spending for disk storage.

Network and Other Products

Network and other product revenue decreased 18% and 4% during the second quarter and six months of 2002, respectively, compared to the same periods in 2001, primarily due to decreased sales of connectivity, software, and other miscellaneous products. The decrease was partially offset by increased sales of storage area networking (SAN) hardware, which includes the StorageNet(TM) 6000 series of domain managers and third-party equipment such as switches and bridges. Although sales of the Company's StorageNet(TM) 6000 increased during the second quarter and six months of 2002, compared to the same periods in 2001, sales unit growth has been limited by the size of the market that this product can address.

STORAGE SERVICES

The Company's storage services revenue primarily includes revenue associated with the maintenance of the Company's and third-party storage products, as well as service revenue associated with storage consulting activities. Storage services revenue increased 16% and 11% during the second quarter and six months of 2002, respectively, compared to the same periods in 2001. The growth in service revenue has been driven largely by an expanded effort to sell services that help customers successfully manage their storage requirements.

A portion of the revenue growth in the Company's storage services segment was also driven by the recently announced secondary storage services agreement with EDS. Under the terms of the agreement, StorageTek will provide tape storage services for certain EDS-operated data center sites within the United States. StorageTek will receive a fee for these services calculated using a monthly base service fee adjusted for certain increases and decreases in the actual amount of data stored. The Company recognized service revenue in connection with the secondary storage services agreement of approximately $9.1 million during the second quarter of 2002. Prior to entering into this agreement, StorageTek could have potentially sold tape and tape automation products to EDS in these data centers in order to meet their storage requirements, and earned maintenance revenue associated with those products. Historically, product sales into these data centers have varied significantly from one quarter to the next. Sales of the StorageTek products into the data centers covered within the scope of the agreement during the second quarter of 2001 were approximately $5.1 million. Service revenue recognized in connection with maintenance of equipment in these data centers during the second quarter of 2001 was approximately $2.6 million. See Note 3 of Notes to Consolidated Financial Statements for a discussion of the accounting policies associated with the secondary storage services agreement with EDS.

GROSS PROFIT

Gross profit margins increased to 44% for the second quarter and six months of 2002, compared to 43% for the same periods in 2001, primarily as a result of improvements in storage services profit margins. Gross profit margins for the storage products segment decreased to 43% for the second quarter and six months of 2002, compared to 45% and 44%, respectively, for the same periods in 2001. The decrease reflects shifts in both the distribution channels and products sold during 2002. Sales through the Company's indirect channels, which typically generate lower margins, represented 45% of the total product sales in the second quarter of 2002, as compared to 40% in the second quarter of 2001. A decrease in sales of StorageTek manufactured tape products coupled with an increase in sales of third-party manufactured open-systems disk products also contributed to the decline in product margins. Gross margins for the storage services segment increased to 45% and 44% for the second quarter and six months of 2002, respectively, compared to 39% for the same periods in 2001. The increase reflects improvements in spare parts utilization and the service delivery process. The Company is continuing to assess its service delivery processes in an effort to improve efficiencies and eliminate unnecessary costs. These improvements may require additional investments and costs that could adversely impact service margins in the second half of 2002.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses decreased 11% and 13% during the second quarter and six months of 2002, respectively, compared to the same periods in 2001, primarily due to engineering initiatives designed to improve research and development productivity, increase strategic alignment, and eliminate non-essential spending. The Company continues to evaluate and prioritize research and product development programs and is focusing on the core businesses of tape automation, virtual storage, SAN products, and related services.

SELLING, GENERAL, ADMINISTRATIVE, AND OTHER INCOME AND EXPENSE

Selling, general, administrative, and other income and expense (SG&A) decreased 3% during the second quarter and six months of 2002, compared to the same periods in 2001. As a percentage of revenue, SG&A was largely unchanged from the second quarter and six months of 2001. In light of the economic downturn, the Company is intensifying its efforts to control discretionary spending and identify new opportunities to drive increased profitability.

LITIGATION

In 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties involving an unsuccessful optical disk drive storage development project. The suit seeks injunctive relief and damages of $2.4 billion. In 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed to the Colorado Court of Appeals (the Court of Appeals), which reversed the District Court's judgment and remanded the case to the District Court for further proceedings. In 1999, the District Court again dismissed all of Stuff's claims against the Company, and Stuff again appealed the dismissal to the Court of Appeals. In 2000, the Court of Appeals reversed the dismissal and remanded the case to the District Court for a trial on the factual issues. The parties stipulated to a separate trial, scheduled for September 16, 2002, on the interpretation of language in the 1990 settlement agreement. If the Company prevails in this separate trial, Stuff's claims will be significantly reduced. Any trial to resolve the underlying liability and damages issues would likely not be scheduled before 2004. The Company continues to believe that Stuff's claims are without merit and intends to vigorously defend this suit.

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

INTEREST INCOME AND EXPENSE

Interest income was largely unchanged during the second quarter and six months of 2002, compared to the same periods in 2001. Interest expense decreased $1.3 million and $2.4 million during the second quarter and six months of 2002, respectively, compared to the same periods in 2001, primarily due to a decrease in outstanding debt.

INCOME TAXES

The Company's effective tax rate was 32% for the second quarter and six months of 2002, compared to 34% for the same periods in 2001. The decrease in the effective tax rate is primarily due to the Company's global tax strategies associated with the Company's manufacturing operations in Puerto Rico.

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, management has determined that the Company will more likely than not realize $217.0 million of deferred income tax assets as of June 28, 2002. The Company's valuation allowance of approximately $21.4 million as of June 28, 2002, relates principally to net deductible temporary differences, tax credit carryforwards, and net operating loss carryforwards.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 requires that goodwill no longer be amortized. Under SFAS No. 142, goodwill will be tested for impairment on an annual basis or as necessary. The Company adopted SFAS No. 142 on the first day of the Company's fiscal year 2002. During the quarter ended June 28, 2002, the Company completed the initial goodwill impairment test. No accounting charge resulted from the completion of this initial impairment test. See Note 4 of Notes to Consolidated Financial Statements for a discussion of the financial impact on the Company's results of operations had SFAS No. 142 been in effect for all periods presented.

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

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement addresses the accounting for costs associated with an exit activity or with a disposal of long-lived assets. SFAS No. 146 is effective for the Company's financial statements for the year ending December 26, 2003. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company's operating activities provided cash of $190.8 million during the six months of 2002, compared to cash of $65.0 million generated from operations during the same period in 2001. The increase in cash generated from operations during the six months of 2002, compared to the same period in 2001, was primarily a result of significantly lower purchases of inventory, as well as other efforts to more effectively manage working capital. Cash used in investing activities increased to $88.5 million during the six months of 2002 from $40.5 million during the six months of 2001, primarily due to the payment of $52.2 million to EDS in connection with the secondary storage services agreement. Cash used in financing activities was $59.9 million during the six months of 2002, compared to cash provided by financing activities of $6.1 million during the same period in 2001. This change in net cash from financing activities was primarily as a result of the repayment of borrowings under the Company's credit facilities during the six months of 2002, partially offset by increased proceeds from employee stock plans. The Company has continued to reduce its outstanding debt balance, and its debt-to-capitalization ratio was 1% as of June 28, 2002.

Sources of Liquidity and Capitalization

The Company has a $150.0 million revolving credit facility (the Revolver) that expires in October 2004. The interest rates for borrowing under the Revolver are dependent on the Company's Total Debt to rolling four quarter Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA) ratio and the term of the outstanding borrowing. The rate ranges from the applicable LIBOR plus 1.75% to 2.50% or the agent bank's base rate plus 0.00% to 0.50%. The Company had no outstanding borrowings under the Revolver as of June 28, 2002, but had outstanding letters of credit of approximately $268,000. The remaining available credit under the Revolver as of June 28, 2002, was approximately $149.7 million. The Revolver is secured by the Company's domestic accounts receivable and domestic inventory, and contains certain financial and other covenants, including restrictions on the payment of cash dividends on the Company's common stock.

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

The Company's debt-to-capitalization ratio decreased from 7% as of December 28, 2001, to 1% as of June 28, 2002, primarily because of the repayment of borrowings under the Company's credit facilities. See "Working Capital" above for a discussion of cash sources and uses.

INTERNATIONAL OPERATIONS

International operations accounted for approximately 51% and 49% of the Company's revenue during the second quarter and six months of 2002, respectively, compared to 51% during the same periods of 2001. The Company also sells products through domestic indirect distribution channels that have end-user customers located outside the United States. The Company expects that it will continue to generate a significant portion of its revenue from international operations. The majority of the Company's international operations involve transactions denominated in the local currencies of countries within western Europe, principally Germany, France, and the United Kingdom; Australia; Canada; Japan; and Korea. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates. In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a foreign currency hedging program. See "Market Risk Management" below.

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

A hypothetical 10% adverse movement in foreign exchange rates applied to the Company's foreign currency exchange rate sensitive instruments held as of June 28, 2002, and as of December 28, 2001, would result in a hypothetical loss of approximately $53.7 million and $55.6 million, respectively. These hypothetical losses do not take into consideration the Company's underlying international operations. The Company anticipates that any hypothetical loss associated with the Company's foreign currency exchange rate sensitive instruments would be offset by gains associated with its underlying international operations.

Interest Rate Risk

Changes in interest rates affect interest income earned on the Company's cash investments, as well as interest expense on short-term borrowings. A hypothetical 10% adverse movement in interest rates applied to cash investments and short-term borrowings held as of June 28, 2002, and as of December 28, 2001, would not have a material adverse effect on the Company's financial position, earnings, or cash flows.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

New Products and Services

Short product life cycles are inherent in the high-technology market. The Company's results of operations and competitive strength depend on its ability to successfully develop, manufacture, and market innovative new products and services, as well as adapt its current products and services to new technologies. One example is that the Company is currently in the engineering and development stage with respect to providing native Fibre Connection (FICON) for certain of its enterprise tape and disk products. The Company devotes significant resources to research and product development projects and must effectively manage the risks inherent in product transitions. Developing new technologies, products, and services is complex and involves various uncertainties. In addition, the Company is still developing the necessary product modifications and professional services knowledge to successfully implement its SAN solutions in various customer operating environments.

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

The current and potential market for SAN solutions and technologies is continually evolving, and is characterized by rapidly changing technology and standards. Major server and storage providers are continually introducing new SAN solutions. Customers may be reluctant to adopt new data storage standards, and competing standards may emerge that will be preferred by customers. Because this market is new and standards are still being defined, it is difficult to predict the potential size of the SAN market or the future rate of adoption of the Company's SAN solutions.

Competition

In the second quarter and six months of 2002, approximately 80% of the Company's storage products revenue was derived from sales of tape and tape automation products. Additionally, a significant portion of the Company's service revenue is derived from the service of tape and tape automation products. One of the key competitive advantages that the Company's tape and tape automation products have over the competition's disk storage products is that the Company's tape and tape automation products store digitized data at a fraction of the cost of disk storage. The cost of disk storage continues to decrease at a rapid rate due to competition and new disk drive technologies. The Company must continue to develop and introduce new tape and tape automation products that reduce the cost of storage at a rate that is similar to the decline in disk storage costs in order to maintain this competitive advantage.

Strong competition has resulted in price erosion in the past, and the Company expects this trend to continue. The disk market has been subject to particularly intense price competition. While the Company has unique competitive advantages with respect to its established customer base and a broad range of storage solution offerings, the Company's ability to compete in the disk market may be limited by the resources available for the further development of its disk products, as well as the ability to continue dropping the prices for its disk offerings to meet the competition.

Price competition for the Company's products and services may have a significant impact on the Company's gross profit margins. The Company's ability to sustain or improve total gross margins is significantly dependent on designing, developing, and manufacturing competitive products, as well as reducing costs associated with the sourcing of production materials. This pressure on product margins is expected to increase as the Company's disk revenue shifts from its enterprise-class SVA products to open-systems products developed and manufactured by a third party. Storage product gross margins also may be affected in future periods by inventory reserves and writedowns resulting from rapid technological changes or delays in gaining market acceptance for products.

The Company continues to purchase and use third-party products in delivering storage solutions to customers. Some of these third-party products are manufactured by the Company's competitors, including LTO tape drives and certain SAN products. The Company may be at a cost disadvantage in acquiring these products, and gross margins may be adversely affected by the use of these products in storage solutions.

Indirect Channels

The Company continues to develop its indirect distribution channels, including original equipment manufacturers (OEMs), value-added distributors (VADs), value-added resellers (VARs), and other distributors. Increasing the Company's sales through these indirect channels is critical to the Company's successful expansion into the open-systems market. There can be no assurance that the Company will be successful in expanding its indirect channel sales. Furthermore, there can be no assurance that profit margins on indirect channel sales will not deteriorate due to competitive pressures. Maintenance revenue also may be adversely affected in future periods to the extent that customers of these indirect channel partners elect to purchase maintenance services from vendors other than the Company.

The Company's ability to forecast future demand for its products may be adversely affected by unforeseen changes in demand from its indirect channel partners. The Company's worldwide indirect channel sales were adversely impacted during 2001 by the downturn in the economy. Although there was slight improvement in U.S. indirect channel sales during the six months of 2002, the Company has limited visibility to future indirect channel sales and the future financial condition of its channel partners. The Company's financial results may be negatively affected if the financial condition of one or more of these channel partners weakens or if the current slowdown in customer spending continues.

Significant Personnel Changes

The Company has experienced significant changes in its executive management team during the last two years. There can be no assurance that additional changes in the executive management team will not occur, and it may take a period of time before the new executive management team becomes fully effective.

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

Sole Source Suppliers

The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and components. Many nonstandard parts are obtained from a single source or a limited group of suppliers. However, there are other vendors who could produce these parts in satisfactory quantities after a period of prequalification and product ramping. Certain key components and products are purchased from sole source suppliers that the Company believes are currently the only manufacturers of the particular components that meet the Company's qualification requirements and other specifications or for which alternative sources of supply are not readily available. Imation Corporation is a sole source supplier for the 9840 and 9940 tape media, and the Company is dependent on Imation to economically produce large volumes of high-quality tape media at a cost acceptable to the Company and its customers. IBM was a sole source supplier for disk drives used in the Company's V960 and VSM products. As a result of IBM discontinuing the manufacture of these drives, the Company entered into a final purchase commitment with IBM based on forecasted requirements. The Company recognized inventory writedowns during 2001 related to the projected excess inventory levels of IBM disk drives obtained as part of the final purchase commitment. Future generation V960 and VSM products will utilize industry standard drives, for which there are a number of available suppliers.

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

The Company is dependent on a sole subcontractor, Herald Datanetics Ltd. (HDL), to manufacture a key component used in certain tape products. HDL is located in the People's Republic of China (PRC). The Company's dependence on HDL is subject to additional risks beyond those associated with other sole source suppliers, including the lack of a well-established court system or acceptance of the rule of law in the PRC, the degree to which the PRC permits economic reform policies to continue, the political relationship between the PRC and the United States, and broader political and economic factors. To date, the Company has not experienced any material problems with HDL; however, there can be no assurance that the Company will not experience any material problems with HDL in the future.

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

From time to time, the Company has experienced delivery delays, increased lead times in ordering parts and components for its products, and rapid changes in customer demand for certain products. These longer lead times, coupled with rapid changes in product demand, could result in a shortage of parts and components, reduced control over delivery schedules, and an inability to fulfill customer orders in a timely manner. The complexities of these issues increase when the Company transitions to newer technologies and products. These factors could have a material adverse effect on revenue and operating results.

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

A number of other factors also may cause revenue to fall below expectations, such as product and technology transitions announced by the Company or its competitors, delays in the availability of new products, changes in the purchasing patterns of the Company's customers and distribution partners, or adverse global economic conditions. The Company has recently experienced changes in the purchasing patterns of its customers, both in the form of smaller purchases and delayed purchase decisions. The mix of sales among the Company's business segments and sales concentration in particular geographic regions may carry different gross profit margins and may cause the Company's operating margins to fluctuate. These factors make the forecasting of revenue inherently difficult. Because the Company plans its operating expenses on expected revenue, a shortfall in revenue may cause earnings to be below expectations in that period.

The Company's ability to generate revenue growth during 2001 and the six months of 2002 was adversely affected by the slowdown in the global economy as some customers delayed purchase decisions, reevaluated their information technology spending budgets, required higher purchase approval levels, and reduced capital expenditures by maximizing the current capacities of their data storage equipment. In light of this economic environment, the Company has implemented various cost-saving measures, including reduced discretionary spending and delayed employee merit increases. There can be no assurance that a prolonged economic downturn will not have additional adverse effects on the Company's future revenue or operating results. Furthermore, there can be no assurance that these measures will be successful or sufficient to allow the Company to continue to generate improved operating results in future periods. The Company has recognized significant restructuring charges in the past. It is possible that changes in the Company's business or its industry may necessitate restructuring activities in the future. The necessity for restructuring activities may result in expenses that adversely affect reported results of operations in the period the restructuring plan is adopted and may require incremental cash payments.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this Item 3 is included in the section above entitled "Market Risk Management."

                 STORAGE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

In 1994, Stuff Technology Partners II, a Colorado Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court (the District Court) against the Company. The suit alleged that the Company breached a 1990 settlement agreement that had resolved earlier litigation between the parties involving an unsuccessful optical disk drive storage development project. The suit seeks injunctive relief and damages of $2.4 billion. In 1995, the District Court granted the Company's motion for summary judgment and dismissed the complaint. Stuff appealed to the Colorado Court of Appeals (the Court of Appeals), which reversed the District Court's judgment and remanded the case to the District Court for further proceedings. In 1999, the District Court again dismissed all of Stuff's claims against the Company, and Stuff again appealed the dismissal to the Court of Appeals. In 2000, the Court of Appeals reversed the dismissal and remanded the case to the District Court for a trial on the factual issues. The parties stipulated to a separate trial, scheduled for September 16, 2002, on the interpretation of language in the 1990 settlement agreement. If the Company prevails in this separate trial, Stuff's claims will be significantly reduced. Any trial to resolve the underlying liability and damages issues would likely not be scheduled before 2004. The Company continues to believe that Stuff's claims are without merit and intends to vigorously defend this suit.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders (the Annual Meeting) was held on May 23, 2002. A total of 98,179,580 shares of common stock, par value $0.10 per share (the Common Stock), were present at the Annual Meeting, either in person or by proxy, constituting a quorum. The matters voted upon at the Annual Meeting by the stockholders consisted of the four proposals set forth in the Company's definitive Proxy Statement, dated April 16, 2002.

The first proposal related to the election of eight persons to serve on the Company's Board of Directors. The Board's nominees were each elected and received, respectively, the following votes:

      Director               For     Withheld
-----------------------  ----------  ---------
James R. Adams           96,444,408  1,735,172
William L. Armstrong     96,445,615  1,733,965
Charles E. Foster        96,444,386  1,735,194
William T. Kerr          96,443,239  1,736,341
Robert E. La Blanc       96,442,367  1,737,213
Robert E. Lee            96,442,611  1,736,969
Patrick J. Martin        96,442,186  1,737,394
Richard C. Steadman      96,442,028  1,737,552

Each of the stockholder proposals was rejected as detailed below.

      Proposal               For       Against   Abstentions  Broker Non-Votes
-----------------------  ----------  ----------  -----------  ----------------
Proposal 2, Stockholder
proposal regarding
cumulative voting        26,585,952  52,027,397   6,673,318      12,892,913

Proposal 3, Stockholder
proposal regarding prior
notice of stockholder
nominees                  2,817,915  81,510,931     957,821      12,892,913

Proposal 4, Stockholder
proposal regarding two
nominees for each
directorship position to
be filled                 4,050,770  80,345,836     890,060      12,892,914

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

10.8(1) Severance Agreement, dated as of July 1, 2001, between the Company and Robert S. Kocol (previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.9(1) Restricted Stock Award Agreement, dated as of September 27, 2001, by and between the Company and Robert S. Kocol (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002 and incorporated herein by reference)

10.10(1) Offer Letter, dated May 10, 2001, from the Company to Michael McLay (previously filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporate herein by reference)

10.11(1) Offer Letter, dated February 9, 2001, from the Company to Jill F. Kenney (previously filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.12(1) Offer Letter, dated February 9, 2001, from the Company to Roger Gaston (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.13(1) Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $390,000 (previously filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.14(1) Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $160,000 (previously filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.15(1) Form of LEAP Participation Agreement, dated April 30, 2001 (previously filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.16(1) Offer Letter, dated July 16, 2001, from the Company to Roy Perry (previously filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.17(1) Offer Letter, dated June 27, 2001, from the Company to Angel Garcia (previously filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.18(1) Offer Letter, dated December 10, 2001, between the Company and Thomas Major (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002 and incorporated herein by reference)

------------------------------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2 Indicates exhibits filed with this Quarterly Report on Form 10-Q.

10.19(1) Letter Agreement, dated July 31, 2001, between the Company and Pierre Cousin (previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002 and incorporated herein by reference)

10.20 Credit Agreement, dated as of October 10, 2001, among the Company, the several financial institutions thereto, Bank of America, N.A., as letter of credit issuing bank and sole administrative agent for the Banks, Key Corporate Capital, Inc. as Documentation Agent, Fleet National Bank as Syndication Agent, and Banc of America Securities LLC as sole lead arranger and sole book manager (previously filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.21 Security Agreement, dated as of October 10, 2001, by and among the Company, Bank of America, N.A., as Collateral Agent for itself and other Secured Parties referred to therein (previously filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.22 Guaranty, dated as of October 10, 2001, by StorageTek Holding Corporation, in favor of the Banks party to a certain Credit Agreement and Bank of America, N.A., as Agent and Issuing Bank and Collateral Agent (previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.23(1)   Form of Executive Severance Agreement

10.24 Master Services Agreement (MSA), between each of the Company, Electronic Data Systems Corporation, and EDS Information Services L.L.C., dated as of April 1, 2002

10.25      Authorization Letter #1 pursuant to the MSA, dated April 1, 2002

10.26      Authorization Letter #2 pursuant to the MSA, dated April 1, 2002

10.27 Master Secondary Storage Services Agreement, between the Company and Electronic Data Systems Corporation, dated March 29, 2002

10.28(1,2) Offer Letter, dated June 25, 2002, between the Company and Mark
           Roellig

99.1(2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2(2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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




         August 12, 2002                         /s/ ROBERT S. KOCOL
---------------------------------        ---------------------------------------
            (Date)                                   Robert S. Kocol
                                                Corporate Vice President
                                               and Chief Financial Officer
                                              (Principal Financial Officer)






        August 12, 2002                         /s/ THOMAS G. ARNOLD
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

10.16(1) Offer Letter, dated July 16, 2001, from the Company to Roy Perry (previously filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.17(1) Offer Letter, dated June 27, 2001, from the Company to Angel Garcia (previously filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.18(1) Offer Letter, dated December 10, 2001, between the Company and Thomas Major (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002 and incorporated herein by reference)

10.19(1) Letter Agreement, dated July 31, 2001, between the Company and Pierre Cousin (previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002 and incorporated herein by reference)

10.20 Credit Agreement, dated as of October 10, 2001, among the Company, the several financial institutions thereto, Bank of America, N.A., as letter of credit issuing bank and sole administrative agent for the Banks, Key Corporate Capital, Inc. as Documentation Agent, Fleet National Bank as Syndication Agent, and Banc of America Securities LLC as sole lead arranger and sole book manager (previously filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.21 Security Agreement, dated as of October 10, 2001, by and among the Company, Bank of America, N.A., as Collateral Agent for itself and other Secured Parties referred to therein (previously filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.22 Guaranty, dated as of October 10, 2001, by StorageTek Holding Corporation, in favor of the Banks party to a certain Credit Agreement and Bank of America, N.A., as Agent and Issuing Bank and Collateral Agent (previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.23      Form of Executive Severance Agreement

10.24 Master Services Agreement (MSA), between each of the Company, Electronic Data Systems Corporation, and EDS Information Services L.L.C., dated as of April 1, 2002

10.25      Authorization Letter #1 pursuant to the MSA, dated April 1, 2002

10.26      Authorization Letter #2 pursuant to the MSA, dated April 1, 2002

10.27 Master Secondary Storage Services Agreement, between the Company and Electronic Data Systems Corporation, dated March 29, 2002

------------------------------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2 Indicates exhibits filed with this Quarterly Report on Form 10-Q.

10.28(1,2) Offer Letter, dated June 25, 2002, between the Company and Mark
           Roellig

99.1(2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2(2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------------------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2 Indicates exhibits filed with this Quarterly Report on Form 10-Q.