Form 10-Q
period 2002-09-27
STORAGE TECHNOLOGY CORP
filed 2002-11-12
CIK 94673

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 2002

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    --------



                         Commission File Number: 1-7534



                         STORAGE TECHNOLOGY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                      84-0593263
-------------------------------------------               ----------------------
     (State or other jurisdiction of                         (I.R.S. Employer
      incorporation or organization)                      Identification Number)

One StorageTek Drive, Louisville, Colorado                      80028-4309
-------------------------------------------               ----------------------
 (Address of principal executive offices)                       (Zip Code)


                                  303-673-5151
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                           [X] Yes      [ ] No



The registrant had 106,505,944 shares of common stock outstanding as of November 4, 2002.

                         STORAGE TECHNOLOGY CORPORATION
                               INDEX TO FORM 10-Q
                               September 27, 2002

                                                                            PAGE

PART I - FINANCIAL INFORMATION

         Item 1 - Financial Statements

                    Consolidated Balance Sheets                                3

                    Consolidated Statements of Operations                      4

                    Consolidated Statements of Cash Flows                      5

                    Consolidated Statements of Comprehensive Income            6

                    Notes to Consolidated Financial Statements                 7

         Item 2 - Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                  12

         Item 3 - Quantitative and Qualitative Disclosures about Market Risk  24

         Item 4 - Controls and Procedures                                     24


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                           25

         Item 6 - Exhibits and Reports on Form 8-K                            26

         Signatures                                                           30

         Certifications                                                       30

         Exhibit Index                                                        33

                         STORAGE TECHNOLOGY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (In Thousands, Except Share Amounts)


                                          09/27/02          12/28/01
                                        -----------       ------------
                                        (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents            $   549,957       $   453,217
   Accounts receivable                      506,886           505,630
   Inventories                              115,250           183,980
   Deferred income tax assets                95,352            95,459
   Other current assets                       2,307            16,240
                                         ----------        ----------

     Total current assets                 1,269,752         1,254,526

Property, plant, and equipment              252,457           232,289
Spare parts for maintenance                  37,856            35,674
Deferred income tax assets                  121,359           121,826
Other assets                                122,237           114,568
                                         ----------        ----------

     Total assets                       $ 1,803,661       $ 1,758,883
                                         ==========        ==========

LIABILITIES

Current liabilities:
   Credit facilities                    $        --       $    73,401
   Current portion of long-term debt            754               812
   Accounts payable                          94,354            66,648
   Accrued liabilities                      382,457           361,113
   Income taxes payable                     214,503           212,566
   Other current liabilities                 16,425                --
                                         ----------        ----------

     Total current liabilities              708,493           714,540

Long-term debt                                9,923             9,523
                                         ----------        ----------

     Total liabilities                      718,416           724,063
                                         ----------        ----------

Commitments and contingencies (Note 6)

STOCKHOLDERS' EQUITY

Common stock, $0.10 par value,
   300,000,000 shares authorized;
   106,169,965 shares issued at
   September 27, 2002, and
   105,032,665 shares issued at
   December 28, 2001                         10,617            10,503
Capital in excess of par value              895,777           875,379
Retained earnings                           199,086           150,129
Accumulated other comprehensive income
   (loss)                                    (8,456)            7,642
Treasury stock, 200,643 shares at
   September 27, 2002, and December 28,
   2001, at cost                             (3,777)           (3,777)
Unearned compensation                        (8,002)           (5,056)
                                         ----------        ----------

     Total stockholders' equity           1,085,245         1,034,820
                                         ----------        ----------

     Total liabilities and
        stockholders' equity            $ 1,803,661       $ 1,758,883
                                         ==========        ==========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         STORAGE TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                       Quarter Ended       Nine Months Ended
                                     ------------------   --------------------
                                     09/27/02  09/28/01   09/27/02    09/28/01
                                     --------  --------   --------    --------
Revenue
   Storage products                  $307,335  $322,960  $  889,379  $  974,591
   Storage services                   194,370   175,039     560,167     504,361
                                      -------   -------   ---------   ---------

      Total revenue                   501,705   497,999   1,449,546   1,478,952
                                      -------   -------   ---------   ---------

Cost of revenue
   Storage products                   166,719   174,204     497,027     538,184
   Storage services                   106,801   101,768     311,096     301,702
                                      -------   -------   ---------   ---------

      Total cost of revenue           273,520   275,972     808,123     839,886
                                      -------   -------   ---------   ---------

   Gross profit                       228,185   222,027     641,423     639,066

Research and product development
  costs                                53,354    60,563     162,385     185,770
Selling, general, administrative,
  and other income and expense, net   141,958   135,055     412,952     414,138
                                      -------   -------   ---------   ---------

   Operating profit                    32,873    26,409      66,086      39,158

Interest income                         2,837     2,465       7,439       7,222
Interest expense                         (540)   (1,759)     (1,568)     (5,219)
                                      -------   -------   ---------   ---------

   Income before income taxes          35,170    27,115      71,957      41,161

Provision for income taxes            (11,300)   (9,200)    (23,000)    (14,000)
                                      -------   -------   ---------   ---------

   Net income                        $ 23,870  $ 17,915  $   48,957  $   27,161
                                      =======   =======   =========   =========


EARNINGS PER COMMON SHARE

Basic earnings per share             $   0.23  $   0.17  $     0.47  $     0.26
                                      =======   =======   =========   =========

Weighted-average shares               105,268   103,352     104,903     102,886
                                      =======   =======   =========   =========


Diluted earnings per share           $   0.22  $   0.17  $     0.46  $     0.26
                                      =======   =======   =========   =========

Weighted-average and dilutive
  potential shares                    107,121   105,140     107,360     104,500
                                      =======   =======   =========   =========


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         STORAGE TECHNOLOGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In Thousands)
                                                          Nine Months Ended
                                                      -------------------------
                                                        09/27/02     09/28/01
                                                      -----------   -----------
OPERATING ACTIVITIES
Cash received from customers                          $ 1,465,480   $ 1,548,705
Cash paid to suppliers and employees                   (1,202,442)   (1,414,958)
Interest received                                           7,078         7,222
Interest paid                                              (1,288)       (4,197)
Income taxes paid                                         (11,229)      (11,252)
                                                       ----------    ----------
     Net cash provided by operating activities            257,599       125,520
                                                       ----------    ----------

INVESTING ACTIVITIES
Purchases of property, plant, and equipment               (83,003)      (50,029)
Proceeds from sale of property, plant, and equipment          354            82
Other assets                                              (14,321)       (6,173)
                                                       ----------    ----------
     Net cash used in investing activities                (96,970)      (56,120)
                                                       ----------    ----------

FINANCING ACTIVITIES
Repayments of credit facilities, net                      (73,401)       (3,163)
Proceeds from employee stock plans                         14,280         8,437
Proceeds from other debt                                    1,166         1,913
Repayments of other debt                                   (1,868)       (8,607)
                                                       ----------    ----------
     Net cash used in financing activities                (59,823)       (1,420)
                                                       ----------    ----------

     Effect of exchange rate changes on cash               (4,066)        4,712
                                                       ----------    ----------

Increase in cash and cash equivalents                      96,740        72,692
Cash and cash equivalents - beginning of the period       453,217       279,731
                                                       ----------    ----------
Cash and cash equivalents - end of the period         $   549,957   $   352,423
                                                       ==========    ==========

RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES
Net income                                            $     48,957  $    27,161
Depreciation and amortization expense                       70,501       87,418
Inventory writedowns                                        28,996       40,417
Translation gain                                              (461)     (19,433)
Other non-cash adjustments to income                        17,433       25,116
Decrease in accounts receivable                             15,934       70,120
(Increase) decrease in other current assets                    531       (1,831)
(Increase) decrease in inventories                          42,695      (62,364)
Increase in spare parts                                    (17,724)      (7,391)
(Increase) decrease in deferred income tax assets              993         (500)
Increase (decrease) in accounts payable                     26,934      (24,231)
Increase (decrease) in accrued liabilities                   8,938      (12,210)
Increase in other current liabilities                        3,694           --
Increase in income taxes payable                            10,178        3,248
                                                       -----------   ----------
     Net cash provided by operating activities        $    257,599  $   125,520
                                                       ===========   ==========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         STORAGE TECHNOLOGY CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In Thousands)

                                         Quarter Ended       Nine Months Ended
                                      -------------------   -------------------
                                      09/27/02   09/28/01   09/27/02   09/28/01
                                      --------   --------   --------   --------
Net income                            $ 23,870   $ 17,915   $ 48,957   $ 27,161
                                       -------    -------    -------    -------
Other comprehensive income (loss),
 net of tax (benefit):
    Cumulative effect of change in
     accounting principle on adoption
     of Statement of Financial
     Accounting Standards No. 133 and
     138, net of tax (benefit) of $0,
     $0, $0, and $(3,881)                   --         --         --     (7,535)
    Net gain (loss) on foreign
     currency cash flow hedges, net
     of tax (benefit) of $322,
     $(3,482), $(11,431), and $8,411       516     (6,759)   (18,338)    16,328
    Reclassification adjustment for
     net (gains) losses included in
     net income, net of (tax) benefit
     of $3,402, $(432), $1,396, and
     $(3,725)                            5,457       (838)     2,240     (7,231)
                                       -------    -------    -------    -------
Other comprehensive income (loss)        5,973     (7,597)   (16,098)     1,562
                                       -------    -------    -------    -------
Comprehensive income                  $ 29,843   $ 10,318   $ 32,859   $ 28,723
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

NOTE 2 - INVENTORIES

Inventories, net of associated reserves, consist of the following (in thousands of dollars):

                                 09/27/02             12/28/01
                                 --------             --------
 Raw materials                   $  8,836             $ 41,850
 Work-in-process                   42,365               57,641
 Finished goods                    64,049               84,489
                                  -------              -------
                                 $115,250             $183,980
                                  =======              =======

NOTE 3 - AGREEMENTS WITH EDS

On March 29, 2002, StorageTek and Electronic Data Systems Corporation (EDS) entered into a 10-year master secondary storage services agreement. On April 1, 2002, StorageTek and EDS entered into a 10-year agreement under which StorageTek outsourced certain internal information technology and customer call center operations to EDS. There are no cross-default provisions between the two agreements, and performance under each agreement by both StorageTek and EDS is not contingent upon performance under the other agreement. These agreements have been accounted for individually at their estimated fair values consistent with the provisions of Accounting Principles Board (APB) Opinion No. 29, "Accounting for Nonmonetary Transactions," based on management's estimates of fair value and a third-party appraisal.

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

Revenue is recognized under the secondary storage services agreement on a straight-line basis over the ten-year term of the agreement, based on the average per gigabyte price over the term of the contract. The Company had approximately $4,535,000 of billings to EDS for which the revenue has been deferred as of September 27, 2002. Lease reimbursement payments made to EDS are recognized as a reduction of service revenue. Costs and expenses to provide these services are recognized as incurred. The purchase price of $52,200,000 paid to EDS for the secondary storage equipment has been recorded within Property, Plant, and Equipment on the Consolidated Balance Sheet. The Company is depreciating the equipment on a straight-line basis over the estimated useful lives of the assets. Useful lives were determined based on the individual characteristics of the equipment, and range from one to seven years. The revenue and costs are included within storage services for segment reporting purposes.

NOTE 4 - GOODWILL

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 requires that goodwill no longer be amortized. Under SFAS No. 142, goodwill will be tested for impairment on an annual basis or as necessary. The Company adopted SFAS No. 142 on the first day of the Company's fiscal year 2002. In the second quarter of 2002, the Company completed the initial goodwill impairment test. No accounting charge resulted from the completion of this initial impairment test.

The following table presents the adjusted net income and earnings per share had SFAS No. 142 been in effect for all periods presented (in thousands, except per share amounts):

                                      Quarter Ended       Nine Months Ended
                                   -------------------   -------------------
                                   09/27/02   09/28/01   09/27/02   09/28/01
                                   --------   --------   --------   --------
Reported net income                $ 23,870   $ 17,915   $ 48,957   $ 27,161
Add back:  Goodwill amortization         --      1,445         --      4,362
                                    -------    -------    -------    -------
Adjusted net income                $ 23,870   $ 19,360   $ 48,957   $ 31,523
                                    =======    =======    =======    =======

Basic earnings per common share:
  Reported net income              $   0.23   $   0.17   $   0.47   $   0.26
  Goodwill amortization                  --       0.01         --       0.04
                                    -------    -------    -------    -------
  Adjusted net income              $   0.23   $   0.18   $   0.47   $   0.30
                                    =======    =======    =======    =======

Diluted earnings per common share:
  Reported net income              $   0.22   $   0.17   $   0.46   $   0.26
  Goodwill amortization                  --       0.01         --       0.04
                                    -------    -------    -------    -------
  Adjusted net income              $   0.22   $   0.18   $   0.46   $   0.30
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

NOTE 6 - LITIGATION

In 1994, Stuff Technology Partners II, a Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court alleging that the Company breached a 1990 settlement that had resolved earlier litigation between the parties involving an unsuccessful optical disk drive storage development project. The suit seeks injunctive relief and damages. In September 2002, a jury confirmed the Company's interpretation of the settlement agreement that the limitations on the Company's use of the development project technology is restricted to its use in optical disk drives. Remaining claims to be tried include Stuff's allegation that the Company did not transfer all of the technology to it as required under the 1990 settlement agreement and its allegation that the Company is using the technology in optical disk drives. The Company will vigorously defend these claims and, at this time, the Company believes that the likelihood of a material adverse result on the remaining claims is remote.

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

NOTE 7 - OPERATIONS OF BUSINESS SEGMENTS

The Company is organized into two reportable segments based on the definitions provided in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": storage products and storage services. The storage products segment includes sales of tape and tape automation products, disk products, and network products. The storage services segment includes maintenance and various storage consulting activities.

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

                                Quarter Ended           Nine Months Ended
                            ---------------------     -----------------------
                            09/27/02     09/28/01      09/27/02     09/28/01
                            --------     --------     ----------   ----------
Revenue:
  Storage products          $307,335     $322,960     $  889,379   $  974,591
  Storage services           194,370      175,039        560,167      504,361
                             -------      -------      ---------    ---------
       Total revenue        $501,705     $497,999     $1,449,546   $1,478,952
                             =======      =======      =========    =========

Gross profit:
  Storage products          $140,616     $148,756     $  392,352   $  436,407
  Storage services            87,569       73,271        249,071      202,659
                             -------      -------      ---------    ---------
       Total gross profit   $228,185     $222,027     $  641,423   $  639,066
                             =======      =======      =========    =========

The following table provides supplemental financial data regarding revenue from the Company's storage products segment (in thousands of dollars):

                                Quarter Ended            Nine Months Ended
                            ---------------------     -----------------------
                            09/27/02     09/28/01      09/27/02     09/28/01
                            --------     --------     ----------   ----------
Tape and tape automation
 products                   $239,736     $258,125     $  702,500   $  791,325
Disk products                 33,309       23,500         88,570       75,098
Network and other products    34,290       41,335         98,309      108,168
                             -------      -------      ---------    ---------
  Total storage products
   revenue                  $307,335     $322,960     $  889,379   $  974,591
                             =======      =======      =========    =========

NOTE 8 - EARNINGS PER COMMON SHARE

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

                                Quarter Ended            Nine Months Ended
                            ---------------------     -----------------------
                            09/27/02     09/28/01      09/27/02     09/28/01
                            --------     --------     ----------   ----------

  Net income                $ 23,870     $ 17,915     $   48,957   $   27,161
                             -------      -------      ---------    ---------

  Weighted average common
   shares outstanding:
      Basic                  105,268      103,352        104,903      102,886
      Effect of dilutive
       common stock
       equivalents             1,853        1,788          2,457        1,614
                             -------      -------      ---------    ---------
      Diluted                107,121      105,140        107,360      104,500
                             =======      =======      =========    =========

  Earnings per common share:
      Basic                 $   0.23     $   0.17     $     0.47    $    0.26
      Diluted               $   0.22     $   0.17     $     0.46    $    0.26

For the quarters ended September 27, 2002, and September 28, 2001, options to purchase 7,239,457 and 6,081,221 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company's common stock, and therefore, the effect would have been antidilutive. For the nine months ended September 27, 2002, and September 28, 2001, options to purchase 5,352,769 and 6,755,375 shares of common stock, respectively, were excluded from the computation of diluted earnings per share for the same reason.

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

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses the accounting for costs associated with an exit activity or with a disposal of long-lived assets. SFAS No. 146 is effective for the Company's financial statements for the year ending December 26, 2003. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial position or results of operations.

                         STORAGE TECHNOLOGY CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               SEPTEMBER 27, 2002

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

CONSOLIDATED STATEMENTS OF OPERATIONS DATA

The following table, stated as a percentage of total revenue, presents Consolidated Statements of Operations information and revenue by segment:

                                            Quarter Ended     Nine Months Ended
                                          ------------------  ------------------
                                          09/27/02  09/28/01  09/27/02  09/28/01
                                          --------  --------  --------  --------
Storage products revenue:
    Tape and tape automation products       47.8%     51.9%     48.5%     53.5%
    Disk products                            6.7       4.7       6.1       5.1
    Network and other products               6.8       8.3       6.8       7.3
                                           -----     -----     -----     -----
       Total storage products revenue       61.3      64.9      61.4      65.9
Storage services revenue                    38.7      35.1      38.6      34.1
                                           -----     -----     -----     -----
       Total revenue                       100.0     100.0     100.0     100.0
Cost of revenue                             54.5      55.4      55.7      56.8
                                           -----     -----     -----     -----
       Gross profit                         45.5      44.6      44.3      43.2
Research and product development costs      10.6      12.2      11.2      12.5
Selling, general, administrative,
  and other income and expense, net         28.3      27.1      28.5      28.0
                                           -----     -----     -----     -----
Operating profit                             6.6       5.3       4.6       2.7
Interest income, net                         0.4       0.1       0.4       0.1
                                           -----     -----     -----     -----
       Income before income taxes            7.0       5.4       5.0       2.8
Provision for income taxes                  (2.2)     (1.8)     (1.6)     (1.0)
                                           -----     -----     -----     -----
       Net income                            4.8%      3.6%      3.4%      1.8%
                                           =====     =====     =====     =====

REVENUE

STORAGE PRODUCTS

The Company's storage products revenue consists of sales of tape and tape automation products, disk products, and network products for the enterprise and open-systems markets. The open-systems market consists of products designed to operate in the UNIX, NT, and other non-MVS operating environments. Storage products revenue decreased 5% and 9% during the third quarter and nine months of 2002, respectively, compared to the same periods in 2001, primarily due to decreased revenue from tape and tape automation products.

Tape and Tape Automation Products

Tape and tape automation product revenue decreased 7% and 11% during the third quarter and nine months of 2002, respectively, compared to the same periods in 2001, primarily due to a reduction in the number of tape and tape automation units sold. The Company believes this decline is primarily attributable to the current economic conditions and the associated weakness in information technology spending. The Company has experienced a higher ratio of tape drives sold relative to tape libraries as customers appear to be buying only products essential to meeting their immediate storage needs. Also contributing to the decline in tape and tape automation product revenue during the third quarter of 2002 was the shift from storage products revenue to storage services revenue as a result of the secondary storage services agreement signed with EDS. These decreases were partially offset by increased revenue from LTO tape drives and enterprise and open-systems tape media products.

During the third quarter of 2002, the Company introduced two new tape drive offerings: the T9940B, which is a high-speed, high-capacity tape drive for the high-end tape market, and Quantum's SDLT 320, which is a high-speed, high-capacity tape drive for the mid-range tape market. See "New Products" under "Factors That May Affect Future Results" for a discussion of the risks associated with these and other new products.

Disk Products

Disk product revenue increased 42% and 18% during the third quarter and nine months of 2002, respectively, compared to the same periods in 2001, primarily due to increased sales of open-systems disk products. In January 2002, the Company announced a distribution agreement with LSI Logic Storage Systems (LSI). Under the terms of the agreement, StorageTek will sell LSI's full line of open-systems disk products. The increased revenue from open-systems disk products was partially offset by decreased revenue from the V-Series product family. The Company is focusing its disk sales efforts on opportunities to sell disk products in combination with its tape, network, and service offerings. Disk revenue continues to be affected by pricing pressures and intense competition in the disk market, as well as the current economic conditions and associated weakness in information technology spending.

During the third quarter of 2002, the Company introduced its V2X Shared Virtual Array (SVA(TM)) disk storage system, which is the latest V-Series offering for both mainframe and open-systems environments. The V2X is designed to eliminate the under-allocation and over-purchasing of disk storage capacity that is required with conventional enterprise disk storage systems. See "New Products" under "Factors That May Affect Future Results" for a discussion of the risks associated with this and other new products.

Network and Other Products

Network and other product revenue decreased 17% and 9% during the third quarter and nine months of 2002, respectively, compared to the same periods in 2001, primarily due to decreased sales of connectivity, software, and other miscellaneous products. The decrease was partially offset by increased sales of storage area networking (SAN) hardware, which includes the StorageNet(TM) 6000 series of domain managers and third-party equipment such as switches and bridges. Although sales of the Company's StorageNet(TM) 6000 increased during the third quarter and nine months of 2002, compared to the same periods in 2001, sales unit growth has been limited by the size of the market that this product can address. In October 2002, the Company announced its decision to outsource the development and manufacture of its StorageNet(TM) 6000 series of domain managers. This initiative will help the Company meet customer service objectives and improve time-to-market, cost, and manufacturing efficiency.

STORAGE SERVICES

The Company's storage services revenue primarily includes revenue associated with the maintenance of the Company's and third-party storage products, as well as service revenue associated with various storage consulting activities. Storage services revenue increased 11% during the third quarter and nine months of 2002, compared to the same periods in 2001. The growth in service revenue has been driven largely by an expanded effort to sell services that help customers successfully manage their storage requirements, as well as increased service revenue from the EDS agreement. See Note 3 of Notes to Consolidated Financial Statements for further discussion of the EDS secondary storage services agreement.

GROSS PROFIT

Gross profit margins remained flat at 45% for the third quarter of 2002, compared to the same period in 2001. Gross profit margins increased to 44% for the nine months of 2002, compared to 43% for the same period in 2001. The increase in gross profit margins for the nine months of 2002 is primarily a result of improvements in storage services profit margins. Gross profit margins for the storage products segment remained flat at 46% for the third quarter of 2002, compared to the same period in 2001. Gross profit margins decreased to 44% for the nine months of 2002, compared to 45% for the same period in 2001. Gross margins for the storage services segment increased to 45% and 44% for the third quarter and nine months of 2002, respectively, compared to 42% and 40% for the same periods in 2001. The increase in gross margins for the storage services segment reflects improvements in spare parts utilization and the service delivery process. The Company is continuing to assess its service delivery processes in an effort to improve efficiencies and eliminate unnecessary costs. These improvements may require additional investments and costs that could adversely impact service margins in future periods. Service margins may also decrease in future periods to the extent professional services, which generally carry lower margins, become a more significant source of service revenue.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses decreased 12% and 13% during the third quarter and nine months of 2002, respectively, compared to the same periods in 2001, primarily due to engineering initiatives designed to improve research and development productivity, increase strategic alignment, and eliminate non-essential spending. The Company continues to evaluate and prioritize research and product development programs and is focusing on the core businesses of tape automation, disk, virtual storage, and SAN products.

SELLING, GENERAL, ADMINISTRATIVE, AND OTHER INCOME AND EXPENSE

Selling, general, administrative, and other income and expense (SG&A) increased 5% during the third quarter of 2002, compared to the same period in 2001, primarily due to a pre-tax impairment charge of $4.5 million in connection with an equity investment. SG&A was unchanged during the nine months of 2002, as compared to the same period in 2001. As a percentage of revenue, SG&A was largely unchanged from the third quarter and nine months of 2001. In light of the prolonged economic downturn, the Company is continuing its efforts to control discretionary spending and identify new opportunities to drive increased profitability.

LITIGATION

In 1994, Stuff Technology Partners II, a Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court alleging that the Company breached a 1990 settlement that had resolved earlier litigation between the parties involving an unsuccessful optical disk drive storage development project. The suit seeks injunctive relief and damages. In September 2002, a jury confirmed the Company's interpretation of the settlement agreement that the limitations on the Company's use of the development project technology is restricted to its use in optical disk drives. Remaining claims to be tried include Stuff's allegation that the Company did not transfer all of the technology to it as required under the 1990 settlement agreement and its allegation that the Company is using the technology in optical disk drives. The Company will vigorously defend these claims and, at this time, the Company believes that the likelihood of a material adverse result on the remaining claims is remote.

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

INTEREST INCOME AND EXPENSE

Interest income was largely unchanged during the third quarter and nine months of 2002, compared to the same periods in 2001. Interest expense decreased $1.2 million and $3.7 million during the third quarter and nine months of 2002, respectively, compared to the same periods in 2001, primarily due to a decrease in outstanding debt.

INCOME TAXES

The Company's effective tax rate was 32% for the third quarter and nine months of 2002, compared to 34% for the same periods in 2001. The decrease in the effective tax rate is primarily due to the Company's global tax strategies associated with the Company's manufacturing operations in Puerto Rico.

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, management has determined that the Company will more likely than not realize $216.7 million of deferred income tax assets as of September 27, 2002. The Company's valuation allowance of approximately $20.9 million as of September 27, 2002, relates principally to net deductible temporary differences, tax credit carryforwards, and net operating loss carryforwards.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This statement addresses the accounting for goodwill and intangible assets subsequent to their acquisition. SFAS No. 142 requires that goodwill no longer be amortized. Under SFAS No. 142, goodwill will be tested for impairment on an annual basis or as necessary. The Company adopted SFAS No. 142 on the first day of the Company's fiscal year 2002. During the second quarter of 2002, the Company completed the initial goodwill impairment test. No accounting charge resulted from the completion of this initial impairment test. See Note 4 of Notes to Consolidated Financial Statements for a discussion of the financial impact on the Company's results of operations had SFAS No. 142 been in effect for all periods presented.

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

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses the accounting for costs associated with an exit activity or with a disposal of long-lived assets. SFAS No. 146 is effective for the Company's financial statements for the year ending December 26, 2003. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

Working Capital

The Company's cash balance increased $96.7 million during the nine months of 2002 as a result of progress in the Company's efforts to more effectively manage working capital. The Company's operating activities provided cash of $257.6 million during the nine months of 2002, compared to cash of $125.5 million generated from operations during the same period in 2001. The increase in cash generated from operations during the nine months of 2002, compared to the same period in 2001, was primarily a result of significantly lower purchases of inventory, as well as other efforts to more effectively manage working capital. Cash used in investing activities increased to $97.0 million during the nine months of 2002 from $56.1 million during the nine months of 2001, primarily due to the repurchase of $52.2 million of secondary storage equipment from EDS in connection with the secondary storage services agreement. Cash used in financing activities increased to $59.8 million during the nine months of 2002, as compared to $1.4 million during the nine months of 2001. The increase in cash used in financing activities was primarily due to the repayment of borrowings under the Company's credit facilities during the nine months of 2002, partially offset by increased proceeds from employee stock plans.

Sources of Liquidity and Capitalization

The Company has a $150.0 million revolving credit facility (the Revolver) that expires in October 2004. The interest rates for borrowing under the Revolver are dependent on the Company's Total Debt to rolling four quarter Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA) ratio and the term of the outstanding borrowing. The rate ranges from the applicable LIBOR plus 1.75% to 2.50% or the agent bank's base rate plus 0.00% to 0.50%. The

Company had no outstanding borrowings under the Revolver as of September 27, 2002. The Revolver is secured by the Company's domestic accounts receivable and domestic inventory, and contains certain financial and other covenants, including restrictions on the payment of cash dividends on the Company's common stock.

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

The Company's debt-to-capitalization ratio decreased from 7% as of December 28, 2001, to 1% as of September 27, 2002, primarily because of the repayment of borrowings under the Company's credit facilities. See "Working Capital" above for a discussion of cash sources and uses.

INTERNATIONAL OPERATIONS

International operations accounted for approximately 48% and 49% of the Company's revenue during the third quarter and nine months of 2002, respectively, compared to 49% and 50% during the same periods of 2001. The Company also sells products through domestic indirect distribution channels that have end-user customers located outside the United States. The Company expects that it will continue to generate a significant portion of its revenue from international operations. See "International Business" under "Factors That May Affect Future Results" for a discussion of the risks associated with conducting business outside the United States.

The majority of the Company's international operations involve transactions denominated in the local currencies of countries within western Europe, principally Germany, France, and the United Kingdom; Australia; Canada; and Japan. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by the Company's international operations. As a result, the Company's operating and financial results can be materially affected by fluctuations in foreign currency exchange rates. In an attempt to mitigate the impact of foreign currency fluctuations, the Company employs a foreign currency hedging program. See "Market Risk Management" below.

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

A hypothetical 10% adverse movement in foreign exchange rates applied to the Company's foreign currency exchange rate sensitive instruments held as of September 27, 2002, and as of December 28, 2001, would result in a hypothetical loss of approximately $65.6 million and $55.6 million, respectively. These hypothetical losses do not take into consideration the Company's underlying international operations. The Company anticipates that any hypothetical loss associated with the Company's foreign currency exchange rate sensitive instruments would be substantially offset by gains associated with its underlying international operations.

Interest Rate Risk

Changes in interest rates affect interest income earned on the Company's cash investments, as well as interest expense on short-term borrowings. A hypothetical 10% adverse movement in interest rates applied to cash investments and short-term borrowings held as of September 27, 2002, and as of December 28, 2001, would not have a material adverse effect on the Company's financial position, earnings, or cash flows.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

New Products

Short product life cycles are inherent in high-technology industries. The Company's results of operations and competitive strength depend on its ability to successfully develop, manufacture, and market innovative new products, as well as adapt its current products and services to new technologies.

The Company devotes significant resources to research and product development projects and must effectively manage the risks associated with new products. Developing new products is complex and involves various uncertainties, including possible delays in product development, manufacturing, or in customer evaluation and purchasing decisions. The manufacture of new products involves integrating complex designs and processes, collaborating with sole source suppliers for key components, and increasing manufacturing capacities to accommodate demand. A design flaw, inaccurate forecasting of customer demand, failure to obtain sufficient quantities of key components, or manufacturing constraints could adversely affect the Company's operating and financial results. The Company has experienced product development and manufacturing delays in the past that adversely affected its financial results and competitive position. There can be no assurance that the Company will be able to successfully manage the development and introduction of new products in the future.

New Services

As the Company and its competitors introduce new products, the Company must ensure that services related to those new products are in place, including the appropriate resources, training, and management. Proper training is key in delivering the Company's maintenance and professional services, and a lack of proper training could have a material adverse effect on the Company's financial condition and results of operations. In addition, the Company must accurately forecast the demand for maintenance and professional services, and must manage its employee base accordingly. Any failure by the Company to properly manage its new and existing services business could have a material adverse effect on the Company's financial condition and results of operations.

Emerging Markets

Future revenue growth is partially dependent on successfully developing and introducing products and services for two primary emerging markets: the open-systems market and the SAN market.

The open-systems market includes products designed to operate in the UNIX, NT, and other non-MVS operating environments. Competition in the open-systems market is aggressive and is based primarily on functionality, technology, performance, reliability, quality, system scalability, price, product availability, customer service, and brand recognition. The open-systems market encompasses a broad range of customers, including customers outside of the Company's traditional customer base. Many of the Company's potential customers in the open-systems market purchase their storage requirements as part of a bundled product, which may provide a competitive advantage to the Company's competitors. The Company expects to address these competitive factors by delivering storage solutions that utilize its expertise in tape, disk, and SANs in order to provide customers with superior functionality, performance, and quality. The Company's customer base continues to shift to the open-systems market, and there can be no assurance that the Company's strategy will be effective in expanding its open-systems market revenue.

The current and potential market for SAN solutions and technologies is continually evolving, and is characterized by rapidly changing technology and standards. The Company is still developing the necessary product modifications and professional services knowledge to successfully implement its SAN solutions in various operating environments. Customers may be reluctant to adopt new data storage standards, and competing standards may emerge that will be preferred by customers. Because this market is new and standards are still being defined, it is difficult to predict the potential size of the SAN market or the future rate of adoption of the Company's SAN solutions.

Competition

In the third quarter and nine months of 2002, approximately 80% of the Company's storage products revenue was derived from sales of tape and tape automation products. Additionally, a significant portion of the Company's service revenue is derived from the service of tape and tape automation products. One of the key competitive advantages that the Company's tape and tape automation products have over the competition's disk storage products is that the Company's tape and tape automation products store digitized data at a fraction of the cost of disk storage. The Company must continue to develop and introduce new tape and tape automation products that reduce the cost of storage at a rate that is similar to the decline in disk storage costs in order to maintain this competitive advantage.

Competition has resulted in price erosion in the past, and the Company expects this trend to continue. The cost of disk storage continues to decrease at a rapid rate due to competition and new disk drive technologies such as Advanced Technology Attachment (ATA). The Company recently announced that its ATA solution, the BladeStore disk subsystem, is scheduled for general availability in the fourth quarter of 2002. The Company believes that its ATA solution will complement enterprise-class disk by driving down costs and will complement tape with faster access. While the Company has unique competitive advantages with respect to its established customer base and a broad range of storage solution offerings, the Company's ability to compete in the disk market may be limited by the resources available for further development of its disk products, the effectiveness of disk product distribution, the competition, and market dynamics, including significant annual price erosion.

Price competition for the Company's products and services may have a significant impact on the Company's gross profit margins. The Company's ability to sustain or improve total gross margins is significantly dependent on designing, developing, and manufacturing competitive products, as well as reducing costs associated with the sourcing of production materials. This pressure on product margins is expected to increase as the Company's disk revenue shifts from its enterprise-class products to open-systems products developed and manufactured by a third party. Storage product gross margins also may be affected in future periods by inventory reserves and writedowns resulting from rapid technological changes or delays in gaining market acceptance for products.

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

The Company's ability to forecast future demand for its products may be adversely affected by unforeseen changes in demand from its indirect channel partners. The Company's worldwide indirect channel sales were adversely impacted during 2001 by the global economic downturn. Although there was slight improvement in U.S. indirect channel sales during the nine months of 2002, the Company has limited visibility to future indirect channel sales and the future financial condition of its channel partners. The Company's financial results may be negatively affected if the financial condition of one or more of these channel partners weakens or if the current economic downturn continues.

Key Personnel

The future success of the Company depends in large part on its ability to attract, retain, and motivate its management team and other key employees. The Company faces significant competition for individuals who possess the skills required to design, develop, manufacture, and market the Company's products and services. An inability to successfully attract, retain, and motivate these employees could have an adverse effect on future operating results.

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

Suppliers

The Company has reduced its inventory levels by over 35% during the nine months of 2002 in its efforts to more effectively manage working capital. The Company generally uses standard parts and components for its products and believes that, in most cases, there are a number of alternative, competent vendors for most of those parts and components. Many nonstandard parts are obtained from a limited group of suppliers. However, the Company believes there are other vendors who could produce these parts in satisfactory quantities after a period of prequalification and product ramping. Certain suppliers have experienced occasional technical, financial, or other problems that have delayed deliveries in the past. An unanticipated failure of suppliers to meet the Company's requirements for an extended period, or the inability to secure comparable components in a timely manner, could result in a shortage of key components or products, longer lead times, reduced control over production and delivery schedules, and an inability to fulfill customer orders in a timely manner. In addition, the Company will become increasingly dependent on a limited supplier base as it moves toward a lean manufacturing environment. An inability of a supplier to deliver required components or products could have a material adverse effect on revenue and operating results.

Sole Source Suppliers

Certain key components and products are purchased from sole source suppliers that the Company believes are currently the only manufacturers of the particular components that meet the Company's qualification requirements and other specifications or for which alternative sources of supply are not readily available. In the event a sole source supplier did not continue to supply components, the Company would need to identify and qualify other acceptable suppliers. This process could take an extended period, and there can be no assurance that any additional source would become available or would be able to satisfy production requirements on a timely basis or at a price acceptable to the Company.

Significant sole source suppliers include Imation Corporation (Imation), Sanmina-SCI Corporation (Sanmina), and Herald Datanetics Ltd. (HDL). There can be no assurance that significant sole source suppliers will be able to meet the Company's ongoing quality or delivery requirements necessary to satisfy customer needs. Failure to meet these requirements may have a material adverse impact on the Company's financial condition and results of operations.

Imation is a sole source supplier for the 9840 and 9940 tape media, and the Company is dependent on Imation to economically produce large volumes of high-quality tape media at a cost acceptable to the Company and its customers. In the second quarter of 2002, the Company announced it had outsourced its card manufacturing to Sanmina. The Company is dependent on Sanmina for the manufacture of printed circuit boards and for certain other manufacturing and repair services.

HDL is a sole subcontractor that manufactures a key component used in certain tape products. HDL is located in the People's Republic of China (PRC). The Company's dependence on HDL is subject to additional risks beyond those associated with other sole source suppliers, including the lack of a well-established court system or acceptance of the rule of law in the PRC, the degree to which the PRC permits economic reform policies to continue, the political relationship between the PRC and the United States, and broader political and economic factors. To date, the Company has not experienced any material problems with HDL; however, there can be no assurance that the Company will not experience any material problems with HDL in the future.

Manufacturing

The Company manufactures and assembles a significant portion of its products in Puerto Rico, and the Company's ability to perform these activities may be significantly affected by weather-related risks beyond the control of the Company. If the Puerto Rico facility were significantly affected by adverse weather, the Company believes it could relocate operations within a reasonable period of time without substantial delays or disruption. However, there can be no assurance that the Company would be able to relocate its Puerto Rico operations in a timely manner to avoid a material adverse impact on its financial condition or results of operations.

International Business

The Company's international business may be affected by changes in demand resulting from global and localized economic, business, and political conditions. The Company is subject to the risks of conducting business outside the United States, including adverse political and economic conditions; impositions of, or changes in, tariffs, quotas, and legislative or regulatory requirements; difficulty in obtaining export licenses; potentially adverse taxes; the burdens of complying with a variety of foreign laws; and other factors outside the Company's control. The Company expects these risks to increase in the future as it expands its operations in eastern Europe, Asia, and Latin America. There can be no assurance that these factors will not have a material adverse effect on the Company's business or financial results in the future.

Restructuring Activities

The Company's ability to generate revenue growth during 2001 and the nine months of 2002 was adversely affected by the slowdown in the global economy as some customers delayed purchase decisions, reevaluated their information technology spending budgets, required higher purchase approval levels, and reduced capital expenditures by maximizing the current capacities of their data storage equipment. The Company does not currently foresee any significant improvement in information technology spending during the fourth quarter of 2002 or during 2003. In light of this economic environment, the Company has implemented various cost-saving measures, including reduced discretionary spending, delayed employee merit increases, and the outsourcing of certain manufacturing and development activities. There can be no assurance that a prolonged economic downturn will not have additional adverse effects on the Company's future revenue or operating results. Furthermore, there can be no assurance that these cost-saving measures will be successful or sufficient to allow the Company to continue to generate improved operating results in future periods. The Company has recognized significant restructuring charges in the past and it is possible that changes in the Company's business or its industry may necessitate restructuring activities in the future. The necessity for restructuring activities may result in expenses that adversely affect results of operations and may require incremental cash payments.

Earnings Fluctuations

The Company's financial and operating results may fluctuate from quarter to quarter for a number of reasons. Many of the Company's customers undertake detailed procedures relating to the evaluation, testing, implementation, and acceptance of the Company's products, which results in a variable sales cycle and makes it difficult to predict if or when revenue will be earned. Furthermore, gross margins may be adversely impacted in an effort to complete the sales cycle.

In the past, the Company's results have followed a seasonal pattern, which reflects the tendency of customers to make their purchase decisions at the end of a calendar year. During any fiscal quarter, a disproportionately large percentage of the total product sales are earned in the last weeks or days of the quarter. It is difficult to predict the extent to which these historical trends will continue in the future, especially in light of the recent slowdown in the global economy.

A number of other factors also may cause revenue to fall below expectations, such as product and technology transitions announced by the Company or its competitors, delays in the availability of new products, inability to manufacture to meet customer demand, changes in the purchasing patterns of the Company's customers and distribution partners, or adverse global economic conditions. The Company has recently experienced changes in the purchasing patterns of its customers in the form of smaller purchases, delayed purchase decisions, and higher level approvals. The mix of sales among the Company's business segments and sales concentration in particular geographic regions may carry different gross profit margins and may cause the Company's operating margins to fluctuate. These factors make the forecasting of revenue inherently difficult. Because the Company plans its operating expenses on expected revenue, a shortfall in revenue may cause earnings to be below expectations in that period.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this Item 3 is included in the section above entitled "Market Risk Management."

ITEM 4 - CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14 promulgated under the Securities Exchange Act of 1934, within 90 days of the filing date of this report. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

                         STORAGE TECHNOLOGY CORPORATION
                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

In 1994, Stuff Technology Partners II, a Limited Partnership (Stuff), filed suit in Boulder County, Colorado, District Court alleging that the Company breached a 1990 settlement that had resolved earlier litigation between the parties involving an unsuccessful optical disk drive storage development project. The suit seeks injunctive relief and damages. In September 2002, a jury confirmed the Company's interpretation of the settlement agreement that the limitations on the Company's use of the development project technology is restricted to its use in optical disk drives. Remaining claims to be tried include Stuff's allegation that the Company did not transfer all of the technology to it as required under the 1990 settlement agreement and its allegation that the Company is using the technology in optical disk drives. The Company will vigorously defend these claims and, at this time, the Company believes that the likelihood of a material adverse result on the remaining claims is remote.

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

10.4(1) Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)

10.5(1) Storage Technology Corporation Flexible Option Plan, dated December 2001 (previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10.6(1) Agreement between the Company and Gary Francis, dated August 19, 1997 (previously filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1997, filed on March 6, 1998, and incorporated herein by reference)

10.7(1) CEO Employment Agreement, dated July 11, 2000, between the Company and Patrick J. Martin (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, filed on August 11, 2000, and incorporated herein by reference)

10.8(1) Severance Agreement, dated as of July 1, 2001, between the Company and Robert S. Kocol (previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.9(1) Restricted Stock Award Agreement, dated as of September 27, 2001, by and between the Company and Robert S. Kocol (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10.10(1) Offer Letter, dated May 10, 2001, from the Company to Michael McLay (previously filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.11(1) Offer Letter, dated February 9, 2001, from the Company to Jill F. Kenney (previously filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.12(1) Offer Letter, dated February 9, 2001, from the Company to Roger Gaston (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.13(1) Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $390,000 (previously filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.14(1) Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $160,000 (previously filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

------------------------------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2 Indicates exhibits filed with this Quarterly Report on Form 10-Q.

10.15(1) Form of LEAP Participation Agreement, dated April 30, 2001 (previously filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.16(1) Offer Letter, dated July 16, 2001, from the Company to Roy Perry (previously filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.17(1) Offer Letter, dated June 27, 2001, from the Company to Angel Garcia (previously filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.18(1) Offer Letter, dated December 10, 2001, between the Company and Thomas Major (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10.19(1) Letter Agreement, dated July 31, 2001, between the Company and Pierre Cousin (previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10.20 Credit Agreement, dated as of October 10, 2001, among the Company, the several financial institutions thereto, Bank of America, N.A., as letter of credit issuing bank and sole administrative agent for the Banks, Key Corporate Capital, Inc. as Documentation Agent, Fleet National Bank as Syndication Agent, and Banc of America Securities LLC as sole lead arranger and sole book manager (previously filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.21 Security Agreement, dated as of October 10, 2001, by and among the Company, Bank of America, N.A., as Collateral Agent for itself and other Secured Parties referred to therein (previously filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.22 Guaranty, dated as of October 10, 2001, by StorageTek Holding Corporation, in favor of the Banks party to a certain Credit Agreement and Bank of America, N.A., as Agent and Issuing Bank and Collateral Agent (previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.23(1)   Form of Executive Severance Agreement (previously filed as Exhibit
           10.32 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.24 Master Services Agreement (MSA), between each of the Company, Electronic Data Systems Corporation, and EDS Information Services L.L.C., dated as of April 1, 2002 (previously filed as Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

------------------------------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2 Indicates exhibits filed with this Quarterly Report on Form 10-Q.

10.25 Authorization Letter #1 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.26 Authorization Letter #2 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.27 Master Secondary Storage Services Agreement, between the Company and Electronic Data Systems Corporation, dated March 29, 2002 (previously filed as Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.28(1) Offer Letter, dated June 25, 2002, between the Company and Mark Roellig (previously filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2002, filed on August 12, 2002, and incorporated herein by reference)

10.29(1,2) Extension Agreement, dated August 28, 2002, between the Company and
           Pierre Cousin

10.30(1,2) Extension Agreement, dated September 30, 2002, between the Company and Pierre Cousin

99.1(2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2(2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

Current Report on Form 8-K, filed on July 24, 2002, relating to an Item 5, Other Events and Regulation FD Disclosure, regarding an announcement by the Company of its results of operations for the fiscal quarter ended June 28, 2002, including a copy of the script of the prepared remarks of the Company's Chief Executive Officer and Chief Financial Officer from a conference call regarding such results of operation.

Current Report on Form 8-K, filed on August 13, 2002, relating to an Item 5, Other Events and Regulation FD Disclosure, regarding an announcement by the Company that the Chief Executive Officer and the Chief Financial Officer had filed sworn statements with the Securities and Exchange Commission in compliance with SEC Order No. 4-460.



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




       November 11, 2002                         /s/ ROBERT S. KOCOL
---------------------------------        ---------------------------------------
            (Date)                                   Robert S. Kocol
                                                Corporate Vice President
                                               and Chief Financial Officer
                                              (Principal Financial Officer)






       November 11, 2002                        /s/ THOMAS G. ARNOLD
---------------------------------        ---------------------------------------
           (Date)                                   Thomas G. Arnold
                                         Vice President and Corporate Controller
                                              (Principal Accounting Officer)




                                 CERTIFICATIONS

I, Patrick J. Martin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Storage Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002

/s/ PATRICK J. MARTIN
---------------------
Patrick J. Martin
Chairman, President and CEO

I, Robert S. Kocol, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Storage Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 11, 2002

/s/ ROBERT S. KOCOL
-------------------
Robert S. Kocol
Corporate Vice President, Chief Financial Officer

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

10.5(1) Storage Technology Corporation Flexible Option Plan, dated December 2001 (previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10.6(1) Agreement between the Company and Gary Francis, dated August 19, 1997 (previously filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1997, filed on March 6, 1998, and incorporated herein by reference)

10.7(1) CEO Employment Agreement, dated July 11, 2000, between the Company and Patrick J. Martin (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, filed on August 11, 2000, and incorporated herein by reference)

10.8(1) Severance Agreement, dated as of July 1, 2001, between the Company and Robert S. Kocol (previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.9(1) Restricted Stock Award Agreement, dated as of September 27, 2001, by and between the Company and Robert S. Kocol (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10.10(1) Offer Letter, dated May 10, 2001, from the Company to Michael McLay (previously filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.11(1) Offer Letter, dated February 9, 2001, from the Company to Jill F. Kenney (previously filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.12(1) Offer Letter, dated February 9, 2001, from the Company to Roger Gaston (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.13(1) Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $390,000 (previously filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.14(1) Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $160,000 (previously filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.15(1) Form of LEAP Participation Agreement, dated April 30, 2001 (previously filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

------------------------------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2 Indicates exhibits filed with this Quarterly Report on Form 10-Q.

10.16(1) Offer Letter, dated July 16, 2001, from the Company to Roy Perry (previously filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.17(1) Offer Letter, dated June 27, 2001, from the Company to Angel Garcia (previously filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.18(1) Offer Letter, dated December 10, 2001, between the Company and Thomas Major (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10.19(1) Letter Agreement, dated July 31, 2001, between the Company and Pierre Cousin (previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10.20 Credit Agreement, dated as of October 10, 2001, among the Company, the several financial institutions thereto, Bank of America, N.A., as letter of credit issuing bank and sole administrative agent for the Banks, Key Corporate Capital, Inc. as Documentation Agent, Fleet National Bank as Syndication Agent, and Banc of America Securities LLC as sole lead arranger and sole book manager (previously filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.21 Security Agreement, dated as of October 10, 2001, by and among the Company, Bank of America, N.A., as Collateral Agent for itself and other Secured Parties referred to therein (previously filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.22 Guaranty, dated as of October 10, 2001, by StorageTek Holding Corporation, in favor of the Banks party to a certain Credit Agreement and Bank of America, N.A., as Agent and Issuing Bank and Collateral Agent (previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.23(1)   Form of Executive Severance Agreement (previously filed as Exhibit
           10.32 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.24 Master Services Agreement (MSA), between each of the Company, Electronic Data Systems Corporation, and EDS Information Services L.L.C., dated as of April 1, 2002 (previously filed as Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.25 Authorization Letter #1 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

------------------------------
1 Contract or compensatory plan or arrangement in which directors and/or officers participate.
2 Indicates exhibits filed with this Quarterly Report on Form 10-Q.

10.26 Authorization Letter #2 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.27 Master Secondary Storage Services Agreement, between the Company and Electronic Data Systems Corporation, dated March 29, 2002 (previously filed as Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.28(1) Offer Letter, dated June 25, 2002, between the Company and Mark Roellig (previously filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2002, filed on August 12, 2002, and incorporated herein by reference)

10.29(1,2) Extension Agreement, dated August 28, 2002, between the Company and
           Pierre Cousin

10.30(1,2) Extension Agreement, dated September 30, 2002, between the Company and Pierre Cousin

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