Form 10-K
period 2002-12-27
STORAGE TECHNOLOGY CORP
filed 2003-03-07
CIK 94673

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT of 1934
For the transition period from to

Commission file number 1-7534

STORAGE TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-0593263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One StorageTek Drive, Louisville, Colorado	80028-4309
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code 303-673-5151

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.10 par value	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
 None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ Yes     ☐ No

The aggregate market value of voting stock held by non-affiliates of the registrant was $1,497,200,755 based on the last reported sale price of the common stock of the registrant on the New York Stock Exchange's consolidated transactions reporting system on June 28, 2002, the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding common stock and common stock held by Section 16 officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

As of February 28, 2003, there were 107,591,024 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of its fiscal year ended December 27, 2002. Portions of the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 21, 2003, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

All assumptions, anticipations, expectations, and forecasts contained in the following discussion regarding our business, future products, business plans, financial results, performance, and future events are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially because of a number of risks and uncertainties. Some of these risks are detailed in Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FACTORS THAT MAY AFFECT FUTURE RESULTS," and elsewhere in this Form 10-K. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms, or other comparable words. Forward-looking statements also include the assumptions underlying or relating to any such statements. The forward-looking statements contained in this Form 10-K represent a good-faith assessment of our future performance for which management believes there is a reasonable basis. We disclaim any obligation to update the forward-looking statements contained herein, except as may be otherwise required by law.

GENERAL

Storage Technology Corporation (StorageTek or the Company) was incorporated in Delaware in 1969. Our principal executive offices are located at One StorageTek Drive, Louisville, Colorado 80028, telephone (303) 673-5151.

Storage has been our only business for more than 30 years. We design, develop, manufacture, and market a broad range of storage solutions for digitized data, including business continuity and disaster recovery solutions. These solutions are designed to be easy to manage and allow universal access to data across servers, media types, and storage networks in both the mainframe and open-systems environments. We are an innovator and global leader in virtual storage solutions for tape automation, disk subsystems, and storage networking.

We provide products and services to a broad range of customers, including large multinational companies, midsize and small businesses, universities, medical institutions, and governmental agencies. Our customers encompass a broad range of industry sectors around the world, including financial services, retail sales, healthcare, broadcasting, telecommunications, transportation, and a variety of manufacturing industries.

We market our products and services to end-user customers through our direct sales organization and through our indirect channel partners, including original equipment manufacturers (OEMs), value-added distributors (VADs), value-added resellers (VARs), and other distributors.

We maintain a presence in many major cities of the world. We operate sales and service offices throughout the United States and Canada, as well as throughout various international regions, including Europe, Asia-Pacific, and Latin America. U.S. operations accounted for approximately 51% of our total revenue in 2002, and international operations accounted for approximately 49%.

OUR STRATEGY

Our vision is to be the storage experts who deliver easy to use, industry-leading, innovative storage solutions to manage and protect business critical information. We intend to realize our vision of becoming the storage experts through Information Lifecycle Management (ILM), our view of an adaptive storage environment that dynamically balances information's changing value with the cost of managing it over time.

Today, most businesses don't quantify the value of their information. Because storage device costs are steadily declining, there has been no perceived need to re-evaluate storage costs to align with information's value. However, we believe escalating information growth and changing business conditions are requiring businesses to reconsider how they manage and store their information.

We work to help our customers manage information according to its value, reduce complexity, and optimize storage device utilization. ILM may assist in this effort by giving our customers the tools to balance their storage costs with information's changing value. It is designed to help customers make the right information available when and where it is needed, all at the right cost. By applying the ILM building blocks described below, customers may be able to achieve a proper balance in managing their storage infrastructures.

The ILM framework consists of the following four building blocks:

  •
  Store—Providing flexible storage to meet every performance level

  •
  Manage—Making decisions about data and devices

  •
  Replicate—Placing data in multiple locations

  •
  Integrate—Applying services and networking

We provide a comprehensive range of storage solutions that protect our customers' information assets across industries, applications, and information life cycles. Customized storage strategies include a variety of storage devices and retrieval times to achieve the right level of data availability at the right cost. Proven tape, disk, storage integration, and software solutions are designed to be open and to integrate easily into the most data-intensive situations, helping to improve productivity in heterogeneous environments. Advanced virtual storage solutions allow our customers to expand their storage options while containing costs and floor space use. Superior scalability protects our customers' storage investments and assures a growth path with minimal disruption.

BUSINESS SEGMENTS

We are organized into two reportable business segments: storage products and storage services. Information concerning revenue and gross profit for each of our business segments is found in Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and in Item 8, "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," of this Form 10-K, which information is incorporated by reference into this Item 1. All of our assets are retained and analyzed at the corporate level and are not allocated to the individual segments.

STORAGE PRODUCTS

Within storage products, our principal products are divided into three classifications: tape products, disk products, and network products, in each case including related software.

Tape Products

Our tape products historically have generated a significant portion of our product revenue. These products are engineered to provide reliable, cost-effective storage of digital information and consist principally of the following:

  •
  Automated tape libraries.  Our L-Series automated tape libraries range from the L20, with up to 2 tape drives and 20 tape cartridge slots, to the L5500, with up to 80 tape drives and 5,500 tape cartridge slots. L-Series libraries are used primarily in open-systems environments and support a wide variety of tape drives. These libraries provide significant flexibility to the customer because they can be easily installed, scaled, and upgraded.

    The PowderHorn® 9310 automated tape library is our largest-capacity library, with two robotic hands and up to 80 tape drives and 6,000 tape cartridge slots. It is a high-capacity, high-performance system for use in mainframe and open-systems environments.

  •
  Tape drives.  The T9840 series tape drives are designed to optimize access speed and are ideal for transaction-intensive applications. The T9940 series tape drives are designed to optimize capacity and are ideal for archiving, record retention, and disaster recovery applications. The T9840 series and T9940 series tape drives are used in both the mainframe and open-systems environments and can be attached by SCSI, ESCON, and native Fibre Channel. We also sell mainframe and open-systems tape media, Quantum tape drives, and Linear Tape Open (LTO) tape drives.

  •
  Virtual tape solutions.  The Virtual Storage Manager™ (VSM) system is a virtual tape product that provides customers with an intelligent software-driven data storage management solution. It is designed to maximize tape utilization, free up floor space, and optimize batch processing. VSM uses a disk buffer and virtual tape technology to optimize access time, throughput, and physical media and transport use, which result in significant savings for the customer. It is currently available for the mainframe environment.

Disk Products

Our disk products are designed to maximize disk capacity utilization and provide fast access to business critical information, scale to customer storage requirements, and support storage area network (SAN) implementations. Our principal disk products include the following:

  •
  V-Series.  The V2X Shared Virtual Array™ (SVA™) subsystem is a virtual disk storage subsystem designed for both the mainframe and open-systems environments. The V2X utilizes a virtual architecture that permits customers to use 100% of their disk storage capacity, saving both time and money. The V2X facilitates rapid data restoration and maximizes application and system availability.

    Our Virtual Power Suite™ software, which is offered in conjunction with our SVA products, is designed to provide virtual duplication and significantly reduce central processing unit and channel utilization costs associated with data movement.

  •
  D-Series.  Our D-Series disk products are designed for open-systems environments and are offered through a strategic alliance with LSI Logic Storage Systems (LSI). The D280 disk subsystem is the newest D-Series disk product. It allows customers to efficiently and effectively consolidate their open-systems storage and is designed for high performance in bandwidth-intensive applications like video streaming, medical imaging, and seismic processing. Our D-Series disk products also include the D178 disk subsystem, a midrange-class storage solution, and the D173 disk subsystem, a low-range-class storage solution.

  •
  B-Series.  We introduced our BladeStore disk subsystem in October 2002. BladeStore is a cost-effective disk storage solution designed for open-systems environments. It utilizes Advanced Technology Attachment (ATA) disk drive technology to offer customers enterprise-class reliability and availability, extreme storage density, and scalable capacity at an affordable price. We believe that BladeStore will complement enterprise-class disk by driving down prices and will complement tape with faster access.

Network Products

Our storage network products provide a total integrated SAN solution to our customers by enabling cross-media, cross-platform, and cross-vendor accessibility. Our principal storage network products include the following:

  •
  StorageNet® 6000 (SN6000) storage domain manager.  The SN6000 provides network-based virtualization that enables open-systems hosts and applications to share multiple tape storage devices that appear to be directly attached to each host. The SN6000 enables seamless, scalable, and highly efficient management of tape storage resources, allowing customers to more effectively manage their data.

  •
  Networking hardware.  Our wide range of Fibre Channel connectivity devices allows our customers to leverage all of their digital assets. We provide or resell leading world-class products including Fibre Channel switches and multi-protocol storage routers for SAN solutions.

STORAGE SERVICES

We provide a broad portfolio of storage services to help our customers maintain, support, and manage their storage infrastructures while reducing their total cost of ownership. Our storage services offerings include the following:

  •
  Enterprise maintenance and support services.  We provide global maintenance and support services for storage products and integrated-system solutions through a combination of service engineers, remote diagnostic tools, online and telephone assistance, and local third-party service providers. We have strategically located our distribution centers throughout our markets to provide spare parts on an expedited basis. We provide different levels of service to meet customer requirements, including on-site service, same-day or next-day service, and parts exchange.

  •
  Professional services.  We provide global professional services that are designed to help customers solve their storage management and integration issues in a cost-effective manner. Our principal professional services offerings include the following:

  –
  SAN design and implementation services

  –
  Data center design, build, and relocation support

  –
  Storage architecture consulting services

  –
  Storage solutions integration

  –
  Virtual tape optimization services

  –
  Business continuity plans

  –
  Enterprise backup and recovery services

BACKLOG

We generally manufacture our products based on our forecasts of near-term demand. In certain cases, customers may reschedule or cancel unfilled orders. For these reasons, we believe that backlog levels are not a meaningful indicator of future sales, and we cannot provide any assurance that we will ultimately recognize revenue for all of our backlog orders.

MARKETING AND DISTRIBUTION

We market our products and services on a global basis to end-user customers through our direct sales organization and through our indirect channel partners. Our worldwide direct sales organization includes sales representatives, service engineers, system engineers, system integrators, and administrative support staff. Sales made by our direct sales force accounted for approximately 55% of our product revenue in 2002, 59% in 2001, and 56% in 2000.

Our indirect channel partners expand our reach into new markets and provide access to new customers. Indirect channel sales accounted for approximately 45% of our product revenue in 2002, 41% in 2001, and 44% in 2000. We generally receive lower gross profit margins on indirect channel sales, as compared to sales generated by our direct sales organization.

We participate in OEM agreements that provide for the sale of our products by other manufacturers. Some of our OEM customers include Bull Alliance Compagnie, Fujitsu, NCR Corporation, NEC Corporation, Sun Microsystems, Inc., and Unisys Corporation. We also participate in VAD and VAR agreements with a number of companies. Our revenue recognition accounting policies for indirect channel sales differ from those used for direct sales. See Note 2 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" in Item 8 of this Form 10-K for a discussion of our revenue recognition policies. We are subject to various risks associated with our indirect channel partners, as detailed in Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FACTORS THAT MAY AFFECT FUTURE RESULTS—We may be materially affected by our ability to grow our indirect channels successfully," which information is incorporated by reference into this Item 1.

International revenue accounted for approximately 49% of total revenue in 2002, 51% in 2001, and 51% in 2000. In each of these three fiscal years, over two-thirds of our international revenue was derived from Europe, with the majority of the remaining balance coming from Australia, Canada, Japan, and South Korea. We are subject to various risks associated with conducting business outside the U.S. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FACTORS THAT MAY AFFECT FUTURE RESULTS—We may be materially affected by the risks of conducting business outside the United States," which information is incorporated by reference into this Item 1, for a discussion of risks associated with international operations.

MANUFACTURING AND MATERIALS

Our primary manufacturing and assembly facility is located in Puerto Rico. We also perform limited manufacturing and assembly in Colorado and France. All of our manufacturing and assembly facilities are currently in compliance with ISO 9001, 9002, or 9003.

We purchase subassemblies, parts, and components for our products from both U.S. and international vendors. These purchases make up a substantial portion of our production costs. In-house manufacturing, assembly, and testing make up the remaining balance of our production costs.

We use proprietary design and manufacturing technologies to perform certain critical manufacturing steps for the read/write heads used in our T9840 and T9940 series tape drives. The sophisticated nature of the exacting manufacturing process requires a clean room environment. Even within a clean room environment, problems such as chemical contamination, power surges, optical misalignments, and temperature variations—in any one of the many processes used in manufacturing—could halt production for an indeterminate period of time.

Certain parts and components included in our products are obtained from a sole source supplier or a limited group of suppliers. For a discussion of risks associated with sole source suppliers, see Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FACTORS THAT MAY AFFECT FUTURE RESULTS—We may be materially affected by the risks associated with sole source suppliers," which information is incorporated by reference into this Item 1.

We have long-term supply contracts with certain suppliers, and we obtain other parts and components through purchase orders. Our suppliers are not obligated to supply products for an extended period or at specific quantities or prices. Our dependence on suppliers involves a number of risks, including the possibility of a shortage of key parts or components, longer lead times, and reduced control over production and delivery schedules. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FACTORS THAT MAY AFFECT FUTURE RESULTS—We may be materially affected by a failure to obtain quality parts and components in a timely manner or by a failure to effectively manage inventory levels," which information is incorporated by reference into this Item 1.

COMPETITION

The data storage industry is intensely competitive and is characterized by rapid and continuous technological change, short product life cycles, changing customer requirements, and aggressive pricing. Our competitors vary in size and offer a broad range of products and services. We compete primarily on the basis of technology, product availability, performance, quality, reliability, price, and customer service. Strong competition has resulted in price erosion in the past, and we expect this trend to continue.

Competition for data storage products and services is characterized based on the class of products or services, as described below:

  •
  Tape products.  We are a leading provider of automated tape libraries, tape drives, and virtual tape solutions. Our main competitors in these markets include Advanced Digital Information Corporation, Hewlett-Packard, IBM, and Quantum.

  •
  Disk products.  Our disk product offerings compete in the mainframe and open-systems disk markets. EMC, Hitachi, and IBM hold dominant positions in the mainframe disk market. These competitors also have much larger research and development programs, as well as substantially greater financial, technical, and marketing resources, than we do. Competition is much more diverse in the open-systems disk market, which is characterized by low barriers to entry.

  •
  Network products.  Our SN6000 has a limited install base as it is targeted for tape networking applications. We also offer third-party network products in conjunction with storage integration offerings for our customers. The market for network products is highly competitive and characterized by low barriers to entry and rapidly changing standards for protocols and interconnects.

  •
  Storage services.  We compete with a wide range of service providers who vary in terms of size and service offerings, no one of which is dominant in the storage services industry.

See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FACTORS THAT MAY AFFECT FUTURE RESULTS—We may be materially affected by aggressive competition," which information is incorporated by reference into this Item 1, for a discussion of risk factors related to competition.

RESEARCH AND PRODUCT DEVELOPMENT

We incurred research and product development costs of approximately $215 million in 2002, $245 million in 2001, and $258 million in 2000. We are focusing research and product development activities on the core businesses of tape products, virtual storage, and SAN products and related services. We conduct research and product development activities primarily internally, but we also enter into strategic partnerships and outsourcing arrangements for certain research and product development activities.

We anticipate that we will continue to incur significant research and product development costs in order to maintain or improve our competitive position. We cannot provide any assurance that we will successfully develop future products in a timely or cost-efficient manner. For further discussion of risk factors concerning product development, see Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FACTORS THAT MAY AFFECT FUTURE RESULTS—We may be materially affected by risks associated with new product development," which information is incorporated by reference into this Item 1.

INTELLECTUAL PROPERTY AND LICENSES

We protect our proprietary rights through a combination of patents, copyrights, trademarks, and trade secret laws. We enter into confidentiality agreements relating to our intellectual property with our employees and consultants, and we include confidentiality provisions in license and non-exclusive sales agreements with our customers. Our policy is to apply for patents or other appropriate proprietary or statutory protection in both the United States and selected foreign countries. We believe that the duration and effect of our patents is adequate relative to the expected lives of our products.

We presently hold approximately 500 U.S. patents, approximately 60 of which were issued in 2002. We also have numerous patent applications pending in the United States, including several that have been allowed and that we expect to be formally issued. Each patent generally has a 20-year term from the first effective filing date. We also hold foreign counterparts to many of our U.S. patents, and we have numerous applications pending in foreign countries. In addition, we have licenses to use patents held by others. No individual patent, license, or other item of proprietary information is material to our business.

We have obtained certain trademarks and trade names for our products as part of our ongoing branding.

For discussion of risk factors concerning intellectual property, see Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FACTORS THAT MAY AFFECT FUTURE RESULTS—We may be materially affected by the risks associated with developing and protecting intellectual property," which information is incorporated by reference into this Item 1.

ENVIRONMENTAL COMPLIANCE

Compliance with the provisions of federal, state, local, and international laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on our capital expenditures, earnings, or competitive position.

EMPLOYEES

As of December 27, 2002, we had approximately 7,100 full-time employees.

AVAILABLE INFORMATION

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available free of charge on our website at www.storagetek.com as soon as reasonably practicable after electronic filing of such material with the Securities and Exchange Commission.

OTHER MATTERS

Our business, particularly the storage products segment, has experienced seasonality in the past. The fourth quarter has historically generated the most revenue, while the first quarter has generated the least revenue. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FACTORS THAT MAY AFFECT FUTURE RESULTS—We may be materially affected by uneven sales patterns and by our ability to forecast customer demand accurately," which information is incorporated by reference into this Item 1, for a discussion of risk factors related to seasonality.

No single customer accounted for 10% or more of our total revenue in 2002. No material portion of our business is subject to contract termination at the election of the U.S. government.

Reference is made to the following "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS" set forth in Item 8 of this Form 10-K for certain additional information, which information is incorporated by reference into this Item 1:

Note 5	Description of our derivative instruments.
Note 6	Description of our credit facilities, debt, and lease obligations.
Note 11	Information on the operations of business segments and geographic areas.

Reference is also made to Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," of this Form 10-K for information regarding liquidity, capital resources, and risk factors that may affect future results.

ITEM 2. PROPERTIES

Our headquarters are located in Louisville, Colorado. As of December 27, 2002, we owned or leased a total of approximately 3,539,700 square feet of space worldwide. At the present time, we believe that our existing properties are suitable and adequate to meet our business needs.

The following is a summary of the locations, functions, approximate square footage, and estimated utilization of those properties:

		Square Footage
Location	Function
		Owned	Leased	Utilization
United States
Boulder County, CO	Executive and administrative offices, as well as manufacturing, research and product development, spare parts, and finished goods facilities	1,652,800	158,800	76%
Minneapolis, MN	Research and product development facilities and administrative offices	193,000	—	60%
Norcross, GA	Shared service center	—	35,600	100%
Other U.S. locations	Sales, customer service, and logistics facilities	—	487,500	100%
Puerto Rico	Manufacturing and assembly facilities	83,100	85,900	100%
International
Toulouse, France	Engineering, consulting integration, and marketing facilities	—	200,000	50%
Europe	Sales and customer service facilities	—	430,200	92%
Canada	Sales and customer service facilities	—	88,700	100%
Asia/Pacific region	Sales and customer service facilities	—	107,800	99%
Latin America	Sales and customer service facilities	—	16,300	100%

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 8 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," included in Item 8 of this Form 10-K, which information is incorporated by reference into this Item 3.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 27, 2002.

Executive Officers and Certain Significant Employees of the Registrant

The following persons were serving as our executive officers or significant employees as of February 28, 2003.

Name	Position	Age
Thomas G. Arnold	Vice President and Corporate Controller	41
Pierre J. Cousin	Vice President and General Manager, Storage Networking Business Unit	42
Gary D. Francis	Corporate Vice President and General Manager, Automated Tape Solutions	55
Angel P. Garcia	Corporate Vice President, Growth Markets and Global Services	50
Roger C. Gaston	Corporate Vice President, Human Resources	46
Jill F. Kenney	Corporate Vice President, Worldwide Marketing and Strategy	47
Robert S. Kocol	Corporate Vice President and Chief Financial Officer	45
Thomas M. Major	Vice President and General Manager, Disk Business Unit	44
Patrick J. Martin	Chairman of the Board, President, and Chief Executive Officer	61
Michael R. McLay	Vice President, U.S./Canada Sales and Service, Global Channels, and Strategic Alliances	43
Roy G. Perry	Corporate Vice President, Global Supply Chain, Manufacturing, Logistics, and Quality Processes	46
Mark D. Roellig	Vice President, General Counsel, and Secretary	47

Mr. Arnold was appointed Vice President and Corporate Controller in April 1997. From November 1995 to April 1997, he served as Director of Worldwide Consolidation and Reporting. Mr. Arnold served as Manager of External Reporting from April 1991 to November 1995. He has been employed in various other capacities since 1989. Mr. Arnold is not an executive officer of StorageTek.

Mr. Cousin was appointed Vice President and General Manager, Storage Networking Business Unit, in January 2002. From November 2000 until this appointment, he served as Vice President, Assistant to the Chairman. From November 1997 until February 2000, he served as General Manager, Southern Region, EAME and President of StorageTek France. From 1996 to 1997, Mr. Cousin was Vice President, Mid-End Servers for Bull Corporation, an information technology solutions group based in Europe.

Mr. Francis was appointed Corporate Vice President and General Manager, Automated Tape Solutions, in May 2001. Prior to this appointment, Mr. Francis was Vice President and General Manager, Automated Tape Solutions, from November 2000 to May 2001. From February 2000 to November 2000, Mr. Francis was Vice President, Corporate Strategy. From February 1997 to February 2000, Mr. Francis was Vice President and General Manager, Enterprise Nearline® Business Group. From September 1993 to February 1997, Mr. Francis served as Vice President of the Nearline Business.

Mr. Garcia was appointed Corporate Vice President, Growth Markets and Global Services, in September 2002. Prior to this appointment, Mr. Garcia was Vice President, Growth Markets and Global Services, from August 2001 to September 2002. From January 2000 until July 2001, Mr. Garcia was Managing Director for IBM Chile, an information technology services company. From January 1999 until December 1999, Mr. Garcia was Vice President, Global Tele-Web operations at Xerox Corporation, a document products and services company. From 1997 to 1998, Mr. Garcia was Vice President, Marketing and Operations, U.S. Southern Operations at Xerox Corporation.

Mr. Gaston was appointed Corporate Vice President, Human Resources, in July 2001. Prior to this appointment, Mr. Gaston was Vice President, Human Resources, from March 2001 to July 2001. From 1996 to 2000, Mr. Gaston was Senior Vice President, Human Resources, for Toys "R" Us, an international retail toy store.

Ms. Kenney was appointed Corporate Vice President, Worldwide Marketing and Strategy, in July 2001. From February 2001 until this appointment, Ms. Kenney was Vice President, Worldwide Marketing and Corporate Strategy. Prior to joining StorageTek, Ms. Kenney held various senior positions with Xerox Corporation, a document products and services company, for more than 22 years. From 2000 to 2001, she was Senior Vice President, North American Solutions Group, Xerox Corporation. From 1998 to 2000, she served as Region Vice President and General Manager for Xerox Business Services. From 1995 to 1998, Ms. Kenney served as Vice President and General Manager, Xerox Houston Customer Business Unit.

Mr. Kocol was appointed Corporate Vice President and Chief Financial Officer in December 1998. Prior to this appointment, from 1996 to 1998, he served as Vice President of Financial Planning and Operations. In 1991, Mr. Kocol joined StorageTek's financial group as Director of Financial Operations and was subsequently promoted to Director of Worldwide Field Operations Finance and Administration.

Mr. Major was appointed Vice President and General Manager, Disk Business Unit, in January 2002. Prior to this appointment, from March 2001 through December 2002, Mr. Major was Vice President, Marketing, for ManagedStorage International, a managed storage services company. From January 2000 through March 2001, Mr. Major served as General Manager, Worldwide Marketing, Storage Solutions, at Hewlett-Packard Company, a manufacturer of computer hardware and peripherals. From February 1998 through January 2000, Mr. Major served as General Manager, OpenView Business Unit, at Hewlett-Packard Company.

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

Mr. Perry was appointed Corporate Vice President, Global Supply Chain, Manufacturing, Logistics, and Quality Processes, in September 2002. Prior to this appointment, Mr. Perry was Vice President, Global Supply Chain, Manufacturing, Logistics, and Quality Processes, from August 2001 to September 2002. He joined StorageTek from Dell Corporation, a computer systems company, where he served as Vice President, Worldwide Manufacturing and Customer Experience, from January 2001 until August 2001; Vice President for Home and Small Business Segment of the Americas from 1999 until 2001; and Vice President of Dimension, Latitude, and Inspiron Manufacturing Operations from 1997 until 1999.

Mr. Roellig was appointed Vice President, General Counsel and Secretary in July 2002. Prior to this appointment, Mr. Roellig was a director and the secretary of, and a consultant to, Bulletin News Network Inc., a news aggregation company, from June 2000 to July 2002. From June 1997 to June 2000, Mr. Roellig was Executive Vice President, Public Policy, Human Resources & Law, Secretary and General Counsel for U S WEST, Inc., a telecommunications company.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange under the symbol STK. The table below reflects the high and low closing sales prices of our common stock on the New York Stock Exchange composite tape as reported by The Wall Street Journal during each fiscal quarter of 2002 and 2001. On February 28, 2003, there were 10,277 record holders of our common stock.

2002	High	Low
First Quarter	$24.84	$18.10
Second Quarter	24.12	14.51
Third Quarter	15.69	10.60
Fourth Quarter	22.90	10.13
2001	High	Low
First Quarter	$13.81	$9.13
Second Quarter	16.55	10.23
Third Quarter	14.66	11.75
Fourth Quarter	22.75	12.12

We have never paid cash dividends on our common stock. We currently plan to continue to retain future earnings for use in our business. Our credit facilities contain provisions restricting the payment of cash dividends.

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" in our definitive proxy statement relating to our annual meeting of stockholders to be held May 21, 2003.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR COMPARISON OF SELECTED FINANCIAL DATA

The fiscal year 2002, 2001, and 2000 statements of operations data has been derived from the consolidated financial statements and notes appearing elsewhere in this Form 10-K. The fiscal year 1999 and 1998 statements of operations data has been derived from our historical financial statements for such periods. The fiscal year 2002 and 2001 balance sheet data has been derived from the consolidated financial statements and notes appearing elsewhere in this Form 10-K. The fiscal year 2000, 1999, and 1998 balance sheet data has been derived from our historical financial statements for such periods. The following table (in thousands, except per share amounts) should be read in conjunction with the consolidated financial statements and notes thereto.

	Fiscal Year Ended December
	2002	2001	2000	1999	1998
STATEMENT OF OPERATIONS DATA
Revenue	$2,039,615	$2,045,322	$2,060,204	$2,368,231	$2,258,222
Operating profit (loss)	138,156	98,452	4,017	(97,236)	312,805
Net income (loss)	110,031	67,207	(1,782)	(74,550)	198,248
Earnings (loss) per common share:
Basic	$1.05	$0.65	$(0.02)	$(0.75)	$1.91
Diluted	1.02	0.64	(0.02)	(0.75)	1.86
BALANCE SHEET DATA
Working capital	$656,223	$539,986	$470,602	$440,763	$538,331
Total assets	1,976,140	1,758,883	1,653,558	1,735,475	1,842,944
Total debt	11,134	83,736	96,574	329,048	295,655
Total stockholders' equity	1,157,763	1,034,820	938,635	919,199	999,576

In 2000, we had restructuring and other related charges of approximately $27.3 million, net of tax. In 1999, we had litigation charges and restructuring and other related charges of approximately $102.0 million, net of tax.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

All assumptions, anticipations, expectations, and forecasts contained in the following discussion regarding our business, future products, business plans, financial results, performance, and future events are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially because of a number of risks and uncertainties. Some of these risks are detailed below in "FACTORS THAT MAY AFFECT FUTURE RESULTS" and elsewhere in this Form 10-K. Forward-looking statements can be identified by the use of words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms, or other comparable words. Forward-looking statements also include the assumptions underlying or relating to any such statements. The forward-looking statements contained in this Form 10-K represent a good-faith assessment of our future performance for which management believes there is a reasonable basis. We disclaim any obligation to update the forward-looking statements contained herein, except as may be otherwise required by law.

BUSINESS SEGMENTS SUMMARY (in thousands, except percentages)

	Fiscal Year Ended December
	2002	As a % of Revenue	2001	As a % of Revenue	2000	As a % of Revenue
Revenue
Storage products	$1,275,941	62.6%	$1,359,356	66.5%	$1,411,932	68.5%
Storage services	763,674	37.4	685,966	33.5	648,272	31.5

Total revenue	$2,039,615	100.0%	$2,045,322	100.0%	$2,060,204	100.0%

Cost of revenue
Storage products	$700,806		$741,142		$816,849
Storage services	424,314		403,719		411,837

Total cost of revenue	$1,125,120		$1,144,861		$1,228,686

Gross profit
Storage products	$575,135		$618,214		$595,083
Storage services	339,360		282,247		236,435

Total gross profit	$914,495		$900,461		$831,518

Gross profit margin
Storage products	45.1%		45.5%		42.2%
Storage services	44.4%		41.1%		36.5%
Total gross profit margin	44.8%		44.0%		40.4%
Supplemental financial data—storage products revenue
Tape products	$989,819	77.6%	$1,099,666	80.9%	$1,109,303	78.6%
Disk products	145,792	11.4	114,985	8.4	145,215	10.3
Network products	88,533	6.9	67,713	5.0	49,714	3.5
Other	51,797	4.1	76,992	5.7	107,700	7.6

Total storage products revenue	$1,275,941	100.0%	$1,359,356	100.0%	$1,411,932	100.0%

2002 FINANCIAL OVERVIEW

We grew our earnings in 2002, despite the global economic downturn and depressed information technology spending. While many of our competitors experienced revenue declines, we were able to maintain our revenue levels. Our revenue performance was driven by success in selling integrated storage solutions, as well as a growing revenue contribution from new service offerings. We were able to maintain our storage products gross profit margin and improve our storage services gross profit margin by focusing on reducing costs and expenses. Our focus on costs and expenses also drove improvements in net income.

To reduce costs and expenses, we focused on improving the productivity of our global supply chain, applying more efficient inventory management processes, and prioritizing our research and development activities. We reviewed all areas of the business to determine the best use of our resources in meeting customer service objectives and improving time-to-market, cost, and manufacturing efficiency. These reviews resulted in changes such as outsourcing our printed circuit board manufacturing operations and reducing inventory.

We continued to strengthen our balance sheet and cash flows during 2002. Our cash and cash equivalents increased to $657.6 million as of December 2002, a $204.4 million improvement compared to the December 2001 level. Inventory levels decreased by $50.7 million from 2001 to 2002, and debt-to-total capitalization decreased from 7% in 2001 to 1% in 2002. Our cash flow from operations increased to $360.3 million in 2002, a $94.2 million increase compared to 2001. Through our strong balance sheet and cash flows, we are positioning ourselves to seize future opportunities that will strengthen our business and improve our competitive advantage.

REVENUE AND GROSS PROFIT MARGIN

Total revenue for 2002 was $2.0 billion, largely unchanged compared to 2001. Storage products revenue decreased, but was largely offset by increased storage services revenue. Total gross profit margin of 44.8% increased 0.8 points from 2001. The increase in 2002 gross profit margin was due to improvements in storage services margin, slightly offset by decreases in storage products gross profit margin.

Total revenue for 2001 was $2.0 billion, largely unchanged compared to 2000. Storage products revenue decreased, but was largely offset by increased storage services revenue. Total gross profit margin of 44.0% increased 3.6 points from 2000. The increase in 2001 gross profit margin was due to improvements in both storage products gross profit margin and storage services gross profit margin.

Storage Products

Our storage products revenue consists of sales of tape products, disk products, and network products, including related software, for the mainframe and open-systems markets. The open-systems market consists of products designed to operate in the Unix, NT, and other non-MVS operating environments.

Storage products revenue decreased 6% in 2002, compared to 2001, primarily due to a 10% decrease in tape product sales. We believe the decline in tape product sales is primarily attributable to the current global economic conditions and the associated weakness in information technology spending, which translated into lower unit sales in 2002. The decline in tape products was partially offset by increased sales of disk and network products. We believe this revenue growth was driven by early successes in our efforts to provide integrated solutions of tape, disk, and network products, together with associated services. Storage products gross profit margin decreased slightly in 2002. This decline reflects an increasing revenue contribution from our indirect channels, which typically carry lower gross profit margins. The margin pressure was largely offset by our efforts to reduce product costs. We anticipate both of these trends will continue to largely offset each other in 2003; however, we expect margins to be lower early in the year due to lower anticipated production volumes and the related impact on fixed cost absorption.

Storage products revenue decreased 4% in 2001, compared to 2000, primarily due to significant price erosion and competition in the disk market. Storage products gross profit margin increased 3.3 points in 2001 versus 2000, primarily due to more favorable channel and product mixes. A higher percentage of our product revenue was generated by the direct sales channel in 2001, which typically results in higher margins, and product mix shifted toward our higher margin products. The gross profit margin increases were partially offset by decreases in the selling prices for disk products.

Storage Services

Our storage services revenue consists primarily of revenue associated with the maintenance and support of our storage products and third-party storage products, as well as professional services revenue associated with diverse storage consulting activities.

Storage services revenue increased 11% in 2002, compared to 2001. The growth in service revenue was driven largely by an expanded effort to sell services that help customers successfully manage their storage requirements, with balanced growth across our storage services portfolio. New service offerings include various storage consulting services, implementation services, and storage management services. Storage services gross profit margin increased 3.3 points in 2002 versus 2001, reflecting improvements in spare parts utilization and the service delivery process. We expect that further improvements in service margin will be tempered by the increased revenue contribution from the new service offerings, which typically carry lower margins than our maintenance and support services.

Storage services revenue increased 6% in 2001, compared to 2000. Storage services gross profit margin increased 4.6 points in 2001 versus 2000. We attribute these increases primarily to improvements in the service delivery process and certain incremental billings.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development expenses decreased 12% in 2002, compared to 2001, and decreased 5% in 2001, compared to 2000. We evaluate and prioritize research and product development programs to maximize our return on investment. Our research and product development activities focus on the core businesses of tape products, virtual storage, and SAN products and related services. Research and product development costs as a percentage of total revenue were 11% in 2002, compared to 12% in 2001 and 13% in 2000. We conduct research and product development activities primarily internally, but we also enter into strategic partnerships and outsourcing arrangements for certain research and product development activities. No single research or product development project is expected to be individually material to our financial condition or results of operations, either in terms of the estimated future cost to complete or in terms of expected future revenue or cash flows resulting from the completion of the project.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general, and administrative expense (SG&A) remained largely unchanged in 2002, compared to 2001. SG&A decreased 2% in 2001, compared to 2000, primarily as a result of restructuring activities in 2000. SG&A as a percentage of total revenue was approximately 28% in 2002, 27% in 2001, and 28% in 2000.

SG&A includes some items in each year that we believe are not indicative of future trends because of the circumstances that gave rise to the recognition of these items. The following table and accompanying description explains the nature of each of these items (in thousands):

	Fiscal Year Ended December
	2002	2001	2000
Litigation settlement recovery	$—	$(22,250)	$—
Investment writedowns	4,515	12,047	—
Restructuring activities	—	—	27,176
Other	—	6,944	—

Total impact on SG&A	$4,515	$(3,259)	$27,176

In September 2002, we recognized a charge of $4.5 million in connection with the writedown of a cost-method investment. This impairment charge resulted from the announcement of a purchase of the investee for less than our cost basis. As a result of this development, we concluded that the decrease in the value of our investment was other than temporary in nature.

In December 2001, we recognized a gain of $22.3 million in connection with the settlement of a claim against a third party that arose from a 1999 lawsuit settlement.

In December 2001, we recognized a charge of $12.0 million in connection with the writedown of a cost-method investment. This impairment charge resulted from adverse developments in the financial condition of the investee during the fourth quarter of 2001 that resulted in a recapitalization of the company. As a result of these adverse developments, we concluded that the decrease in the value of our investment was other than temporary in nature. We have no remaining net book value for this investment as a result of the impairment charge.

In December 2001, we recognized a charge of $6.9 million related to the abandonment of a building, investment losses associated with a retirement plan for employees of an international subsidiary, and non-recurring severance charges incurred in connection with a headcount reduction. Substantially all of the severance charges were incurred and paid during the fourth quarter of 2001.

During 2000, we incurred approximately $27.2 million of restructuring expense in connection with a broad restructuring program announced in October 1999. Approximately $21.5 million of this charge related to employee severance expense, $5.3 million related to the impairment writedown of assets at our manufacturing facility in Toulouse, France, as well as asset writedowns associated with the spin-off of our managed storage services business, and $462,000 related to excess lease space in Canada and legal and accounting expenses associated with the spin-off of our managed storage services business. The restructuring program was completed in the third quarter of 2000.

INTEREST INCOME AND EXPENSE

Interest income was largely unchanged in 2002 compared to 2001. Interest expense decreased $4.8 million in 2002, compared to 2001, primarily due to a decrease in outstanding debt.

Interest income increased $224,000 in 2001, compared to 2000, as a result of an increase in cash available for investment. Interest expense decreased $9.9 million in 2001, compared to 2000, due to decreased borrowings under our debt and financing arrangements.

See "LIQUIDITY AND CAPITAL RESOURCES—External Sources of Liquidity" for further discussion of our debt and financing arrangements.

INCOME TAXES

Our effective tax rate was 25% in 2002, 34% in 2001, and 35% in 2000. The reduction in effective tax rate for 2002 was due to two factors. A $10.5 million tax benefit from the favorable resolution of prior year tax audits in the fourth quarter of 2002 accounted for approximately 7 percentage points of the total decrease. The realization of benefits associated primarily with our manufacturing operations in Puerto Rico accounted for the other 2 percentage points of the total decrease. We expect that our effective tax rate in 2003 will be higher than the 25% effective tax rate for 2002.

Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," requires that deferred income tax assets be recognized to the extent that realization of such assets is more likely than not. Based on the currently available information, we have determined that we will more likely than not realize approximately $213.2 million of deferred income tax assets as of December 27, 2002. Our valuation allowance of approximately $22.7 million as of December 27, 2002, relates principally to foreign net operating loss carryforwards.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain or loss contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ materially from these estimates.

Certain accounting estimates require us to make assumptions about matters that are highly uncertain at the time the estimates are made, and under different assumptions or conditions, those estimates could be materially different. Management has discussed the development, selection, and disclosure of these critical accounting estimates with the Audit Committee of our Board of Directors. We believe that the application of the following critical accounting policies affects our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

The majority of our products and services are delivered subject to agreements with standard terms and conditions. In certain situations, however, our agreements may include non-standard terms and conditions, or the transactions may contain multiple elements. In these situations, we must make judgments to determine the appropriate accounting. These judgments generally involve assessments regarding matters such as:

  •
  whether there are sufficient legally binding terms and conditions,

  •
  whether customer acceptance has been received,

  •
  how the price should be allocated among the delivered and undelivered elements, and

  •
  whether any undelivered elements are essential to the functionality of the delivered elements.

We evaluate the sufficiency of the terms and conditions of our agreements, as well as whether customer acceptance has been received, based on advice from legal counsel. We recognize revenue for delivered elements in a multiple element arrangement once all of the following criteria are satisfied: (a) uncertainties regarding customer acceptance are resolved, (b) no significant obligations for performance remain, (c) the undelivered elements are not essential to the functionality of the delivered elements, and (d) the fair value of each undelivered element is clearly determinable. Any elements for which we do not recognize revenue are deferred and recorded as an accrued liability.

We record estimated reductions to revenue for customer and distributor programs, including price protection, rebates, and other volume-based incentives. For those sales recognized under the sell-in method of accounting, we record estimated reductions in revenue for anticipated future returns. These reserves are determined based on our historical claims and returns experience. Our actual claims experience in future periods may differ from our historical experience.

Our standard product warranties provide for the repair or replacement of products that fail to meet their published specifications. In situations where a product fails its essential purpose to the customer, we may also be responsible for refunding the purchase price of the product to our customer if we cannot remedy the product failure. We establish a warranty liability for the estimated cost of warranty-related claims at the time revenue is recognized. The amount of the warranty liability reflects our estimate of the expected future costs of fulfilling our obligations under the warranties. In developing our estimate, we consider our historical experience, the length of the warranty period, and the expectations for new products.

While we engage in extensive product quality programs and processes, the development of new products involves the integration of complex designs and processes both by us and by our suppliers. If we discover a product design flaw or other unanticipated problem, our actual warranty costs may differ significantly from our original estimates. If we determine that an increased warranty amount is necessary, we would increase the warranty liability and cost of revenue in the period the determination was made. The following table summarizes information related to our warranty reserves (in thousands):

	Fiscal Year Ended December
	2002	2001	2000
Balance at beginning of year	$34,242	$30,907	$23,926
Accruals for warranties issued during the year	46,888	42,894	40,097
Adjustments to warranties	34	(1,433)	3,625
Amortization during the year	(40,009)	(38,126)	(36,741)

Balance at end of year	$41,155	$34,242	$30,907

We evaluate the collectibility of our accounts receivable based on both a specific analysis of known situations where we anticipate that customers will be unable to meet their financial obligations and a general analysis of the length of time the receivables are past due. We perform a quarterly analysis of our historical bad debt write-off experience to assess the reserve requirements for our aged receivables. If circumstances related to a specific customer change, or if our historical bad debt write-off experience changes as a result of changes in global economic conditions or other changes in our business, we may need to subsequently adjust our allowance for doubtful accounts. The following table summarizes information related to our allowance for doubtful accounts (in thousands):

	Fiscal Year Ended December
	2002	2001	2000
Balance at beginning of year	$20,086	$16,893	$19,492
Bad debt expense	9,887	6,921	3,536
Write-offs, net of recoveries	(9,572)	(3,728)	(6,135)

Balance at end of year	$20,401	$20,086	$16,893

Inventory Reserves

We had inventory reserves of $81.0 million as of December 27, 2002, for obsolete, slow-moving, and non-saleable inventory. We establish and evaluate our inventory reserve estimates based on a quarterly review of inventory cost versus estimated market value. Market value estimates involve significant judgments about a number of factors, including the impacts of future product or technology introductions by us or by our competitors, delays in the availability of new products, changes in the purchasing patterns of our customers, and changes in global economic conditions. To the extent that inventory cost exceeds estimated market value, we would increase our inventory reserve, which would result in a corresponding charge to cost of revenue. The following table summarizes information related to our inventory reserves (in thousands):

	Fiscal Year Ended December
	2002	2001	2000
Balance at beginning of year	$85,193	$63,766	$52,701
Additions charged to cost of revenue	32,571	56,360	78,689
Inventory write-offs	(36,788)	(34,933)	(67,624)

Balance at end of year	$80,976	$85,193	$63,766

Accounting for Income Taxes

We operate in multiple tax jurisdictions, both within and outside the United States. In order to determine our tax provision, we allocate income to each of these jurisdictions based on applicable tax laws. Because tax laws vary by jurisdiction and are subject to interpretation, we must make various judgments and estimates in determining the allocations. Tax audits associated with the allocation of this income, and other complex tax issues, may require an extended period of time to resolve and may result in income tax adjustments if changes to our allocation are required between jurisdictions with different tax rates. While we believe that we have appropriately provided for income taxes for all years, the resolution of tax audits may result in significant adjustments to our tax provision and the associated financial results.

Our current effective tax rate is contingent upon existing tax laws in both the United States and in the respective countries in which our international subsidiaries are located. Future changes in U.S. or international tax laws could affect the continued realization of the tax benefit we are currently receiving. In addition, a change in the mix of our income among tax jurisdictions could change our overall effective tax rate.

Deferred tax assets and liabilities are determined based on the expected tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. We record a valuation allowance to reduce the deferred tax assets to the amount that we believe will more likely than not be realized. We assess the need for a valuation allowance by reviewing our earnings history, the number of years that our operating losses and tax credits can be carried forward, and future taxable income expectations by tax jurisdiction. In the event that actual results differ from these estimates, we may need to adjust the valuation allowance. If, in our assessment, we determine that we will be able to realize net deferred tax assets in excess of the recorded amount, we would decrease the valuation allowance, which would cause tax expense to decrease. Likewise, if we determine that we will not be able to realize all or part of our net deferred tax assets, we would increase the valuation allowance, which would cause tax expense to increase.

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," included in Item 8 of this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Internal Sources of Liquidity

We had $657.6 million of cash at the end of 2002, compared to $453.2 million at the end of 2001. The $204.4 million increase during 2002 was a result of cash flows generated by our operations. Our operating activities provided cash of $360.3 million during 2002, compared to $266.1 million during 2001. The increase in cash provided by operations during 2002 was primarily due to our efforts to effectively manage working capital. Cash used in investing activities increased to $97.8 million during 2002, compared to $51.3 million during 2001, primarily due to the repurchase of $52.2 million of tape storage equipment from EDS in connection with a storage services agreement. Cash used in financing activities increased to $50.4 million during 2002, as compared to $31.6 million during 2001. The increase in cash used in financing activities was primarily due to the repayment of borrowings under our credit facilities in 2002.

Our cash balance increased $173.5 million in 2001 as a result of cash flows generated by our operations. Our operating activities provided cash of $266.1 million in 2001, compared to $336.8 million in 2000. The decrease in cash provided by operating activities in 2001 was primarily related to receipt of tax refunds of $54.9 million in 2000. Cash used in investing activities decreased to $51.3 million during 2001, as compared to $78.7 million in 2000, primarily due to decreased expenditures on property, plant, and equipment. Cash used in financing activities decreased $156.8 million in 2001, primarily due to repayments of borrowings under our credit facilities in 2000.

We expect that cash flows from operations will continue to serve as our principal source of liquidity. Cash flows from operations could be negatively impacted by a decrease in demand for our products and services as a result of rapid technological changes and other risks described under "FACTORS THAT MAY AFFECT FUTURE RESULTS."

External Sources of Liquidity

We have a $150.0 million revolving credit facility (the Revolver) that expires in October 2004. The interest rates for borrowing under the Revolver are dependent on our Total Debt to rolling four quarter Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA) ratio and the term of the outstanding borrowing. The rate ranges from the applicable LIBOR plus 1.75% to 2.50% or the agent bank's base rate plus 0.00% to 0.50%. We pay a 0.50% per annum commitment fee on any unused borrowings. We had no outstanding borrowings under the Revolver as of December 27, 2002. The Revolver is secured by our U.S. accounts receivable and U.S. inventory, and contains certain financial and other covenants, including restrictions on the payment of cash dividends on our common stock.

We had a financing agreement with a bank that provided for the sale of promissory notes in the principal amount of up to $75.0 million at any one time. This agreement expired in January 2002, and all of the outstanding promissory notes under the agreement were repaid at that time.

Our debt-to-capitalization ratio decreased from 7% as of December 28, 2001, to 1% as of December 27, 2002, primarily due to the repayment of borrowings under our credit facilities.

Contractual Obligations

Following is a summary of all of our contractual obligations as of December 27, 2002 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Capital lease obligations	$16,066	$1,616	$3,214	$3,210	$8,026
Operating lease obligations	111,550	32,350	42,395	25,869	10,936
Purchase obligations	69,300	24,400	20,200	8,200	16,500

Total	$196,916	$58,366	$65,809	$37,279	$35,462

Purchase obligations include a significant outsourcing arrangement with EDS, which is more fully discussed in Note 3 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS." We expect to fund all of our obligations through cash flows from operations. We believe that we have adequate working capital and financing capabilities to meet our anticipated operating and capital requirements for the next 12 months. Over the longer term, we may choose to fund these activities through the issuance of additional equity or debt financing. The issuance of equity or convertible debt securities could result in dilution to our stockholders, and we cannot provide any assurance that such additional long-term financing, if required, could be completed on favorable terms.

INTERNATIONAL OPERATIONS

International operations accounted for approximately 49% of our revenue in 2002, compared to 51% in 2001 and 2000. We also sell products through U.S. indirect channel partners that have some of their end-user customers located outside the United States. We expect that we will continue to generate a significant portion of our revenue from international operations. See "We may be materially affected by the risks of conducting business outside the United States" under "FACTORS THAT MAY AFFECT FUTURE RESULTS" for a discussion of the risks associated with conducting business outside the United States.

The majority of our international operations involve transactions denominated in the local currencies of countries within western Europe, principally France, Germany, and the United Kingdom; Australia; Canada; Japan; and South Korea. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by our international operations. As a result, our operating and financial results can be materially affected by fluctuations in foreign currency exchange rates. In an attempt to mitigate the impact of foreign currency fluctuations, we employ a foreign currency hedging program. See "MARKET RISK MANAGEMENT" below.

MARKET RISK MANAGEMENT

Foreign Currency Exchange Rate Risk

Our primary market risk relates to changes in foreign currency exchange rates. The functional currency for our foreign subsidiaries is the U.S. dollar. A significant portion of our revenue is generated by our international operations. As a result, our financial condition, results of operations, and cash flows can be materially affected by changes in foreign currency exchange rates. We attempt to mitigate this exposure as part of our foreign currency hedging program. The primary goal of our foreign currency hedging program is to reduce the risk of adverse foreign currency movements on the reported financial results of our non-U.S. dollar transactions. Factors that could have an impact on the effectiveness of our hedging program include the accuracy of forecasts and the volatility of foreign currency markets. All foreign currency derivatives are authorized and executed pursuant to our policies. We do not hold or issue derivatives or any other financial instruments for trading or speculative purposes.

To implement our foreign currency hedging program, we use foreign currency options and forwards. These derivatives are used to hedge the risk that forecasted revenue denominated in foreign currencies might be adversely affected by changes in foreign currency exchange rates. Foreign currency forwards are also used to reduce our exposure to foreign currency exchange rate fluctuations in connection with monetary assets and liabilities denominated in foreign currencies.

A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate sensitive instruments held as of December 27, 2002, and as of December 28, 2001, would result in a hypothetical loss in fair value of approximately $64.5 million and $55.6 million, respectively. The determination of the fair value of these instruments is described in Note 5 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," included in Item 8 of this Form 10-K. The increase in the hypothetical loss for 2002 is primarily due to an increase in outstanding derivatives used to hedge forecasted cash flows associated with forecasted revenue. These hypothetical losses do not take our underlying international operations into consideration. We anticipate that any hypothetical loss associated with our foreign currency exchange rate sensitive instruments would be offset by gains associated with our underlying international operations.

Interest Rate Risk

Changes in interest rates affect interest income earned on our cash investments, as well as interest expense on short-term borrowings. A hypothetical 10% adverse movement in interest rates applied to cash investments and short-term borrowings would not have a material adverse effect on our financial condition, results of operations, or cash flows.

Credit Risk

We are exposed to credit risk associated with cash investments, foreign currency derivatives, and trade receivables. We do not believe that our cash investments and foreign currency derivatives present significant credit risks, because the counterparties to the instruments consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We may be materially affected by global economic and political conditions

Our ability to generate revenue growth during 2001 and 2002 was adversely affected by the slowdown in the global economy as customers delayed their purchase decisions, reduced their information technology spending budgets, increased their purchase authorization approval requirements, and reduced their capital expenditures by maximizing the current capacities of their data storage equipment. We do not currently anticipate any significant improvement in information technology spending during 2003. During 2002, we implemented various cost-saving measures to help mitigate the adverse effects of the slowdown in the global economy. We cannot provide any assurance that a prolonged economic downturn will not have additional adverse effects on our financial condition, results of operations, or our ability to generate revenue growth. Furthermore, we cannot provide any assurance that our cost-saving measures will be successful or sufficient to allow us to continue to generate improved operating results in future periods.

Our financial condition and results of operations could also be materially affected by unstable global political conditions. Terrorist attacks or acts of war could significantly disrupt our operations and the operations of our customers, suppliers, distributors, or resellers. We cannot predict the potential impact on our financial condition or results of operations should such events occur.

We may be materially affected by a decrease in demand for our tape products or by an inability to maintain key competitive advantages in tape

In 2002, approximately 78% of our storage products revenue was generated by sales of our tape products. Tape products also generate a significant portion of our storage services revenue. If overall demand for tape storage products declines, or if we lose market share in tape, our financial condition and results of operations could be materially affected.

One of the key competitive advantages that our tape products have over competing disk products is that tape products store data at a fraction of the cost of disk storage. The cost of disk storage continues to decrease rapidly due to competition and new disk drive technologies such as Advanced Technology Attachment (ATA). We must continue to develop and introduce new tape products that reduce the cost of tape storage at a rate that is similar to or greater than the decline in disk storage costs in order to maintain this competitive advantage. We cannot provide any assurance that we will be able to reduce the cost of our tape products at a rate similar to the decline in disk storage costs.

We may be materially affected by aggressive competition

The data storage industry is highly competitive, and customers make their decisions based on a number of competitive factors, including the following:

  •
  Functionality

  •
  Technology

  •
  Performance

  •
  Reliability

  •
  System scalability

  •
  Price

  •
  Quality

  •
  Product availability

  •
  Customer service

  •
  Brand recognition

We must address each of these factors effectively in order to successfully compete. If we are unable to adapt our products and services to changes in these competitive factors, we may lose market share to our competitors.

We achieved some initial success during 2002 in our efforts to address customer storage needs by focusing on the delivery of storage solutions that include a combination of tape, disk, and network products, together with the associated services. This success resulted in increased revenue contributions from disk products, network products, and services during 2002. In order to grow revenue in the future, it is critical that we execute on our Information Lifecycle Management strategy by continuing to capitalize on our ability to deliver complete storage solutions to solve customer storage requirements.

We may be materially affected by our ability to grow our indirect channels successfully

We are continually developing our indirect distribution channels, including original equipment manufacturers (OEMs), value-added distributors (VADs), value-added resellers (VARs), and other distributors. Indirect channels sales contributed approximately 45% of our total product revenue in 2002, compared to 41% in 2001 and 44% in 2000. Increasing our sales through these indirect channels is critical to expanding our reach into the growing open-systems market. Successfully managing the interaction of our direct and indirect channel efforts to effectively reach all the potential customer segments for our products and services is a complex process. We cannot provide any assurance that we will be successful in expanding our indirect channel sales. Our ability to forecast future demand for our products may be adversely affected by unforeseen changes in demand from our indirect channel partners. Maintenance revenue also may be adversely affected in future periods to the extent that customers of our indirect channel partners elect to purchase maintenance services from our competitors. Our financial results may also be negatively affected if the financial condition of one or more of our channel partners weakens or if the current economic downturn continues.

We may be materially affected by the risks associated with expanding our service offerings

Services contributed approximately 37% of our total revenue in 2002, compared to 34% in 2001 and 31% in 2000. This growth was driven by new service offerings such as storage consulting services, implementation services, and storage management services. The development and delivery of these new services are critical to the success of our plan to deliver complete storage solutions to our customers. We must ensure that service professionals have the necessary skill sets, experience, tools, and training to support these new service offerings. Any failure to properly develop or deliver our new and existing service offerings could have a material adverse effect on our financial condition and results of operations.

We may be materially affected by the risks associated with sole source suppliers

We purchase certain key parts, components, and services from sole source suppliers who we believe are currently the only providers that meet our specifications or for which alternative sources of supply are not readily available. The following table shows our significant sole source suppliers and the products or services they provide:

Name of sole source supplier	Product or service provided
Imation Corporation	T9840 and T9940 series tape media
Sanmina-SCI Corporation	Printed circuit boards and certain other manufacturing and repair services
LSI Logic Storage Systems	D-Series disk products
Fujitsu Electronics America	Application-specific integrated circuits (ASICs) for various tape and disk products
Philips Semiconductors	ASICs for various tape and disk products
Celestica	SN6000 network product
Herald Datanetics Ltd. (HDL)	Key component used in certain tape products

We also obtain certain key parts and components from less significant sole source suppliers. If a sole source supplier did not continue to provide its products or services, we would need to identify and qualify other acceptable suppliers. This process could take an extended period, and we cannot provide any assurance that we could identify and qualify an alternative source on a timely basis or at an acceptable quality or price. We cannot provide any assurance that significant sole source suppliers will be able to meet our ongoing quality or delivery requirements. Failure to meet these requirements may have a material adverse impact on our financial condition and results of operations.

HDL is located in the People's Republic of China (PRC). Our dependence on HDL is subject to additional risks beyond those associated with other sole source suppliers, including the lack of a well-established court system or acceptance of the rule of law in the PRC, the degree to which the PRC permits economic reform policies to continue, the political relationship between the PRC and the United States, and broader political and economic factors. To date, we have not experienced any material problems securing key components from HDL; however, we cannot provide any assurance that we will not experience material problems in the future.

We may be materially affected by a failure to obtain quality parts and components in a timely manner or by a failure to effectively manage inventory levels

We generally use standard parts and components for our products and believe that there are a number of alternative, competent vendors for most of those parts and components. Certain suppliers have experienced occasional technical, financial, or other problems that have delayed deliveries in the past. An unanticipated failure of suppliers to meet our requirements for an extended period, or the inability to secure comparable components in a timely manner, could result in a shortage of key components or products, longer lead times, reduced control over production and delivery schedules, and an inability to fulfill customer orders in a timely manner.

We have reduced our inventory levels by over 27% in 2002, primarily as a result of lean manufacturing initiatives. As we continue to move toward a lean manufacturing environment, we will become increasingly dependent on a limited supplier base to deliver quality parts and components in a timely manner. A supplier's inability to deliver parts and components on a timely basis, or our failure to effectively manage inventory levels, could have a material adverse effect on our financial condition and results of operations.

We may be materially affected by uneven sales patterns and by our ability to forecast customer demand accurately

In the past, our results have followed a seasonal pattern, which reflects the tendency of customers to make their purchase decisions at the end of a calendar year. During any fiscal quarter, a disproportionately large percentage of total product sales is earned in the last weeks or days of the quarter. It is difficult to predict the extent to which these historical trends will continue in the future. These uneven sales patterns have become more pronounced with the slowdown in the global economy. We cannot provide any assurance that we will be able to manage our uneven sales patterns.

We prepare and update our forecasts on a regular basis to predict customer demand for our products and services. If predicted demand is higher than actual demand, we may have excess inventory or an underutilized employee base. If actual demand exceeds predicted demand, we may not be able to meet customer requirements in a timely manner due to manufacturing or service constraints. We cannot provide any assurance that we will be able to forecast customer demand accurately or respond quickly to changes in customer demand.

Our gross profit margin may be materially affected by product mix, channel mix, and resale of third-party products

We provide a variety of solutions to meet customer needs, including tape, disk, and network products along with associated services. Our products and services contribute varying gross profit margins, and the gross margin on a customer's total solution is dependent on the amounts and types of products or services involved. We cannot provide any assurance that our future gross profit margin will be similar to our historical gross profit margin.

We market our solutions through a combination of a direct sales organization and indirect channel partners. Direct sales to the end-user customer usually result in higher gross profit margins than indirect channel sales. We cannot provide any assurance that changes in our channel mix will not have a material impact on gross profit margin in the future.

Pressure on our disk product gross profit margins is expected to increase as our disk revenue shifts from our enterprise-class products to open-systems products developed and manufactured by LSI. We continue to increase the amount of third-party products sold, and our gross profit margin may be adversely affected by the use of these products in our total storage solutions. We may also be at a cost disadvantage in acquiring third-party products that are manufactured by competitors.

We may be materially affected by rapid technological change and evolving industry standards

Short product life cycles are inherent in high-technology industries due to rapid technological change and evolving industry standards. Our financial condition and results of operations depend on our ability to respond effectively to these changes. We cannot provide any assurance that we will be able to successfully develop, manufacture, and market innovative new products or adapt our current products to new technologies or new industry standards. In addition, customers may be reluctant to adopt new technologies and standards, or they may prefer competing technologies and standards.

SAN solutions are an example of the rapid technological change in our industry, since SAN technologies and standards are continually evolving. We continue to develop the necessary product modifications and professional services knowledge to implement our SAN solutions successfully in various customer operating environments. Because the SAN market changes so quickly, it is difficult to predict the future rate of adoption of our SAN solutions.

We may be materially affected by risks associated with new product development

New product research and development is complex and requires the investigation and evaluation of multiple alternatives, as well as planning the design and manufacture of those alternatives selected for further development. Research and development efforts could be adversely affected by any of the following:

  •
  Hardware and software design flaws

  •
  Product development delays

  •
  Changes in data storage technology

  •
  Changes in operating systems

  •
  Changes in industry standards

In addition, we have outsourced software development for certain tape and network products to Wipro Technologies. We cannot provide any assurance that research and development activities will be successful in bringing new products to market.

Manufacturing new products involves integrating complex designs and processes, coordinating with suppliers for parts and components, and managing manufacturing capacities to accommodate forecasted demand. Failure to obtain sufficient quantities of parts and components, as well as other manufacturing delays or constraints, could adversely affect the timing of new product introductions. We have experienced product development and manufacturing delays in the past that adversely affected our results of operations and competitive position.

When we introduce new products, we must effectively manage the transition from our existing products to the new products. If we do not manage the transition effectively, we may be subject to the following adverse effects:

  •
  Excess or obsolete inventory

  •
  Insufficient inventory or manufacturing capacity to meet customer demand

  •
  Delayed customer purchases

  •
  Lost sales if customers purchase from our competitors

In addition, sales of our new products may replace some of the sales of our existing products. We cannot provide any assurance that we will be able to successfully manage the development, introduction, or transition of new products in the future.

We may be materially affected by the risks associated with developing and protecting intellectual property

We depend on our ability to develop new intellectual property that does not infringe on the rights of others. We cannot provide any assurance that we will be able to continue to develop such new intellectual property.

We rely on a combination of U.S. patent, copyright, trademark, and trade secret laws to protect our intellectual property rights. We enter into confidentiality agreements relating to our intellectual property with our employees and consultants, and we include confidentiality provisions in license and non-exclusive sales agreements with our customers.

We also file patent and trademark registration applications with foreign governments; however, many foreign countries do not have intellectual property laws that are as well developed as those of the United States.

Despite all of our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain or use our intellectual property. Monitoring the unauthorized use of our intellectual property is difficult, particularly in foreign countries. We cannot provide any assurance that we will be able to adequately protect our intellectual property.

We may be materially affected if we are unable to attract, retain, and motivate key employees

Our future success depends in large part on our ability to attract, retain, and motivate our key employees. We face significant competition for individuals who possess the skills required to sell our products and services, as well as design, develop, manufacture, and market those products and services. An inability to successfully attract, retain, and motivate these employees could have an adverse effect on our future financial condition and results of operations.

We may be materially affected by the risks of conducting business outside the United States

Our international business may be affected by changes in demand resulting from global and localized economic, business, and political conditions. We are subject to the risks of conducting business outside the United States, including the following risks:

  •
  Adverse political and economic conditions

  •
  Impositions of tariffs or quotas

  •
  Changes in laws or regulations

  •
  Difficulty in obtaining export licenses

  •
  Potentially adverse tax or labor laws

  •
  The burdens of complying with a variety of foreign laws

  •
  Longer payment cycles typically associated with international sales

  •
  Other factors outside our control

We expect these risks to increase in the future as we expand our operations in Eastern Europe, Latin America, and Asia. We cannot provide any assurance that these factors will not have a material adverse effect on our financial condition or results of operations in the future.

Our manufacturing operations may be materially affected by weather-related risks

We manufacture and assemble a significant portion of our products in Puerto Rico. Our ability to perform these activities may be significantly affected by weather-related risks beyond our control. We believe that if the Puerto Rico facility were significantly affected by adverse weather, we could relocate to an alternative facility within a reasonable period of time; however, we cannot provide any assurance that we would be able to relocate that facility without a material adverse impact on our financial condition or results of operations.

We may be materially affected by restructuring activities

We have recognized significant restructuring charges in the past and it is possible that changes in our business, industry, or in the global economy may necessitate restructuring activities in the future. The necessity for restructuring activities may result in expenses that adversely affect our financial condition and results of operations and may require incremental cash payments.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this Item 7A is included in the section above titled "MARKET RISK MANAGEMENT."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and
Board of Directors of
Storage Technology Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, changes in stockholders' equity, and comprehensive income (loss) present fairly, in all material respects, the financial position of Storage Technology Corporation and its subsidiaries at December 27, 2002 and December 28, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill on the first day of the Company's fiscal year 2002 as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

PRICEWATERHOUSECOOPERS LLP

Denver, Colorado
January 22, 2003

STORAGE TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 27, 2002	December 28, 2001
ASSETS
Current assets:
Cash and cash equivalents	$657,599	$453,217
Accounts receivable	566,863	505,630
Inventories	133,275	183,980
Deferred income tax assets	99,246	95,459
Other current assets	7,256	16,240

Total current assets	1,464,239	1,254,526
Property, plant, and equipment	240,021	232,289
Spare parts for maintenance	39,346	35,674
Deferred income tax assets	114,002	121,826
Other assets	118,532	114,568

Total assets	$1,976,140	$1,758,883

LIABILITIES
Current liabilities:
Credit facilities	$—	$73,401
Current portion of long-term debt	773	812
Accounts payable	135,348	66,648
Accrued liabilities	421,511	361,113
Income taxes payable	215,240	212,566
Other current liabilities	35,144	—

Total current liabilities	808,016	714,540
Long-term debt	10,361	9,523

Total liabilities	818,377	724,063

Commitments and contingencies (Notes 6 and 8)
STOCKHOLDERS' EQUITY
Common stock, $0.10 par value, 300,000,000 shares authorized; 106,849,329 shares issued at 2002 and 105,032,665 shares issued at 2001	10,685	10,503
Capital in excess of par value	908,100	875,379
Retained earnings	260,160	150,129
Accumulated other comprehensive income (loss)	(9,584)	7,642
Treasury stock of 238,276 shares at 2002 and 200,643 shares at 2001, at cost	(4,444)	(3,777)
Unearned compensation	(7,154)	(5,056)

Total stockholders' equity	1,157,763	1,034,820

Total liabilities and stockholders' equity	$1,976,140	$1,758,883

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Year Ended
	December 27, 2002	December 28, 2001	December 29, 2000
Revenue:
Storage products	$1,275,941	$1,359,356	$1,411,932
Storage services	763,674	685,966	648,272

Total revenue	2,039,615	2,045,322	2,060,204

Cost of revenue:
Storage products	700,806	741,142	816,849
Storage services	424,314	403,719	411,837

Total cost of revenue	1,125,120	1,144,861	1,228,686

Gross profit	914,495	900,461	831,518
Research and product development costs	215,007	244,542	257,798
Selling, general, and administrative expense	561,332	557,467	569,703

Operating profit	138,156	98,452	4,017
Interest income	10,250	10,189	9,965
Interest expense	(2,075)	(6,834)	(16,723)

Income (loss) before income taxes	146,331	101,807	(2,741)
Benefit (provision) for income taxes	(36,300)	(34,600)	959

Net income (loss)	$110,031	$67,207	$(1,782)

EARNINGS (LOSS) PER COMMON SHARE
Basic earnings (loss) per common share	$1.05	$0.65	$(0.02)

Weighted-average shares	105,108	103,143	100,859

Diluted earnings (loss) per common share	$1.02	$0.64	$(0.02)

Weighted-average and dilutive potential shares	107,437	104,929	100,859

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended
	December 27, 2002	December 28, 2001	December 29, 2000
OPERATING ACTIVITIES
Cash received from customers	$2,003,517	$2,083,280	$2,085,470
Cash paid to suppliers and employees	(1,636,056)	(1,842,709)	(1,773,014)
Cash received from (paid for) litigation and other special items	—	19,730	(25,373)
Interest received	9,956	10,189	9,965
Interest paid	(1,698)	(5,917)	(15,126)
Income tax (paid) refunded	(15,430)	1,522	54,858

Net cash provided by operating activities	360,289	266,095	336,780

INVESTING ACTIVITIES
Proceeds from investments	2,004	—	—
Purchase of property, plant, and equipment	(88,459)	(57,834)	(71,815)
Proceeds from sale of property, plant, and equipment	1,274	114	2,053
Other assets	(12,650)	6,417	(8,921)

Net cash used in investing activities	(97,831)	(51,303)	(78,683)

FINANCING ACTIVITIES
Repayments of credit facilities, net	(73,401)	(12,227)	(188,472)
Proceeds from employee stock plans	23,979	18,043	15,825
Proceeds from other debt	1,625	2,305	11,974
Repayments of other debt	(2,577)	(9,289)	(27,729)
Repayment of company-owned life insurance policy loans	—	(30,414)	—

Net cash used in financing activities	(50,374)	(31,582)	(188,402)

Effect of exchange rate changes on cash	(7,702)	(9,724)	(5,385)

Increase in cash and cash equivalents	204,382	173,486	64,310
Cash and cash equivalents at beginning of year	453,217	279,731	215,421

Cash and cash equivalents at end of year	$657,599	$453,217	$279,731

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income (loss)	$110,031	$67,207	$(1,782)
Depreciation and amortization expense	90,533	107,026	139,664
Inventory writedowns	32,571	56,360	78,689
Non-cash litigation and other special items	—	16,471	5,720
Translation (gain) loss	8,990	(23,791)	13,381
Other non-cash adjustments to income	17,694	34,245	(4,107)
(Increase) decrease in accounts receivable	(36,098)	30,713	52,379
(Increase) decrease in inventories	21,403	(15,813)	(28,597)
Increase in other current assets	(3,550)	(4,661)	—
Increase in spare parts	(22,998)	(11,147)	(27,414)
(Increase) decrease in net deferred income tax assets	4,622	(22,256)	(30,936)
Increase (decrease) in accounts payable	67,337	(31,646)	(9,816)
Increase in accrued liabilities	39,865	6,882	65,259
Increase in other current liabilities	16,869	—	—
Increase in income taxes payable	13,020	56,505	84,340

Net cash provided by operating activities	$360,289	$266,095	$336,780

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In Thousands, Except Share Amounts)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned Compensation	Total
Balances, December 31, 1999	$10,083	$830,780	$84,704	$—	$(2,334)	$(4,034)	$919,199

Common stock issued under stock purchase plan, and for exercises of options (1,650,638 shares)	165	17,188	—	—	—	—	17,353
Net loss	—	—	(1,782)	—	—	—	(1,782)
Option exchange offering (555,943 shares)	56	5,576	—	—	—	(5,632)	—
Other	16	1,200	—	—	—	2,649	3,865

Balances, December 29, 2000	10,320	854,744	82,922	—	(2,334)	(7,017)	938,635

Components of comprehensive income:
Net income	—	—	67,207	—	—	—	67,207
Other comprehensive income	—	—	—	7,642	—	—	7,642

Total comprehensive income	—	—	67,207	7,642	—	—	74,849

Common stock issued under stock purchase plan, and for exercises of options (1,830,618 shares)	183	17,860	—	—	—	—	18,043
Other	—	2,775	—	—	(1,443)	1,961	3,293

Balances, December 28, 2001	10,503	875,379	150,129	7,642	(3,777)	(5,056)	1,034,820

Components of comprehensive income:
Net income	—	—	110,031	—	—	—	110,031
Other comprehensive loss	—	—	—	(17,226)			(17,226)

Total comprehensive income	—	—	110,031	(17,226)	—	—	92,805

Common stock issued under stock purchase plan, and for exercises of options (1,607,131 shares)	161	23,794	—	—	—	—	23,955
Other	21	8,927	—	—	(667)	(2,098)	6,183

Balances, December 27, 2002	$10,685	$908,100	$260,160	$(9,584)	$(4,444)	$(7,154)	$1,157,763

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

	Year Ended
	December 27, 2002	December 28, 2001	December 29, 2000
Net income (loss)	$110,031	$67,207	$(1,782)

Other comprehensive income (loss):
Unrealized gain on marketable securities:
Holding gain, net of tax expense of $977, $0, and $0	2,280	—	—
Foreign currency hedging contracts:
Cumulative effect of change in accounting principle on adoption of Statement of Financial Accounting Standards No. 133 and 138, net of tax benefit of $0, $(3,881), and $0	—	(7,535)	—
Gain (loss) on foreign currency cash flow hedges, net of tax expense (benefit) of $(18,106), $10,364, and $0	(29,045)	26,692	—
Reclassification adjustment for net (gains) losses included in net income, net of tax benefit (expense) of $5,947, $(4,284), and $0	9,539	(11,515)	—

Other comprehensive income (loss)	(17,226)	7,642	—

Comprehensive income (loss)	$92,805	$74,849	$(1,782)

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

FISCAL YEAR

The Company's fiscal year is a 52- or 53-week period ending on the last Friday in December. Accordingly, fiscal year 2002 ended on December 27, 2002, fiscal year 2001 ended on December 28, 2001, and fiscal year 2000 ended on December 29, 2000. Fiscal years 2002, 2001, and 2000 were all 52-week fiscal years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain or loss contingencies. Management has made estimates in several areas including, but not limited to, estimates of revenue reserves, inventory reserves, and income taxes. Actual results could differ materially from these estimates.

REVENUE RECOGNITION

StorageTek primarily derives revenue from the sale of storage products, including related software, and storage services. The Company bases its revenue recognition policies on the nature of the products or services, the terms and conditions under which the products or services are delivered, and the Company's historical experience with returns and adjustments. The majority of the Company's software is designed to be installed and operate with the Company's storage products, and does not require significant modification or customization. The Company's revenue recognition policies are based on the guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," and Statement of Position 97-2, "Software Revenue Recognition." Total revenue contribution by policy is:

	2002	2001	2000
End-user products	34%	40%	39%
Indirect channel products—sell-in method	15%	15%	16%
Indirect channel products—sell-through method	14%	11%	14%
Storage services	37%	34%	31%

Total	100%	100%	100%

End-user products.    Revenue for product sales to end-user customers is recognized when all of the following criteria have been met: (a) evidence of an agreement exists, (b) delivery to and acceptance by the customer has occurred, (c) the price to the customer is fixed or determinable, and (d) collection is reasonably assured. Product is deemed accepted by the customer either at the time of installation at the customer-designated site or on receipt of written customer acceptance, depending on the terms of the contract and applicable commercial law.

Indirect channel products—sell-in method.    Revenue for product sales to all original equipment manufacturers (OEMs) and certain value-added distributors (VADs), value-added resellers (VARs), and other distributors is recognized when all of the following criteria are met: (a) evidence of an agreement exists, (b) delivery has occurred, (c) the price to the customer is fixed or determinable, and (d) collection is reasonably assured. Sales to indirect channel customers under the sell-in method are generally subject to agreements that provide limited rights of return with respect to unsold products or subsequent sales price adjustments. Revenue to indirect channel customers on the sell-in method is recognized at the time of shipment, with revenue reductions recognized for estimated returns or price adjustments based on returns experience and historical claims.

Indirect channel products—sell-through method.    Revenue for product sales to certain VADs and VARs is recognized when all of the following criteria are met: (a) evidence of an agreement exists, (b) delivery has occurred, (c) the price to the customer is fixed or determinable, (d) collection is reasonably assured, and (e) sell-through by the VADs and VARs to their customers has occurred. Sales to VADs and VARs under the sell-through method are generally subject to agreements that allow for rights of return with respect to unsold products, subsequent sales price adjustments, and return rights under the product warranties, and are recorded as revenue reductions based on returns experience and historical claims.

Product warranty.    The Company provides warranties associated with the sale of its products. The Company's standard product warranties provide for the repair or replacement of products that fail to meet their published specifications. In situations where a product fails its essential purpose to the customer, the Company may also be responsible for refunding the purchase price of the product if the Company cannot remedy the product failure. The Company establishes a warranty liability for the estimated cost of warranty-related claims at the time revenue is recognized. The following table summarizes information related to the Company's warranty reserves (in thousands):

	2002	2001	2000
Balance at beginning of year	$34,242	$30,907	$23,926
Accruals for warranties issued during the year	46,888	42,894	40,097
Adjustments to warranties	34	(1,433)	3,625
Amortization during the year	(40,009)	(38,126)	(36,741)

Balance at end of year	$41,155	$34,242	$30,907

Storage services.    Revenue for maintenance service contracts and storage services arrangements is recognized ratably as earned over the contractual period. Revenue for time and material contracts is recognized as the services are rendered. Service costs and expenses are recognized as incurred. Maintenance services are sometimes bundled with the sale of product. In these situations, the Company utilizes a residual value method of accounting to unbundle the products and services. Under the residual value method of accounting, revenue is deferred for the estimated fair value of the undelivered services. The Company estimates the fair value of the undelivered services based on separate service renewals with other customers or on renewal rates quoted in contracts. Deferred service revenue is recognized on a straight-line basis over the contractual service period.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, foreign currency options and forwards, and long-term debt. The carrying amount for cash and cash equivalents approximates fair value due to the short maturities and variable rates of interest associated with those instruments. The foreign currency options and forwards are carried at fair value on the Consolidated Balance Sheet. See Note 5 for a further description of the methods used by the Company to determine the fair value of its derivatives. The carrying amount of long-term debt approximates fair value based on current rates available for similar types of instruments.

CASH EQUIVALENTS

Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have original maturities of three months or less at the time of acquisition. The Company had $519,199,000 of cash equivalents as of December 27, 2002, and $355,329,000 as of December 28, 2001.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects the Company's best estimate of probable future losses on its accounts receivable. The Company determines the allowance based on known troubled accounts, historical experience, and other available evidence. The following table summarizes information related to the Company's allowance for doubtful accounts (in thousands):

	2002	2001	2000
Balance at beginning of year	$20,086	$16,893	$19,492
Bad debt expense	9,887	6,921	3,536
Write-offs, net of recoveries	(9,572)	(3,728)	(6,135)

Balance at end of year	$20,401	$20,086	$16,893

INVENTORIES

Inventories include material, labor, and factory overhead and are accounted for at the lower of cost (first-in, first-out method) or market value. The components of inventories, net of the associated reserves, are as follows (in thousands):

	2002	2001
Raw materials	$22,095	$41,850
Work-in-process	40,344	57,641
Finished goods	70,836	84,489

	$133,275	$183,980

The Company evaluates the need for obsolete, slow-moving, and non-saleable inventory reserves by reviewing forecasted product demand and market values on a quarterly basis. Inventory reserves are established to the extent that the cost of the inventory exceeds the estimated market value of the inventory based on assumptions regarding future demand and market conditions. The following table summarizes information related to the Company's inventory reserves (in thousands):

	2002	2001	2000
Balance at beginning of year	$85,193	$63,766	$52,701
Additions charged to cost of revenue	32,571	56,360	78,689
Inventory write-offs	(36,788)	(34,933)	(67,624)

Balance at end of year	$80,976	$85,193	$63,766

SPARE PARTS FOR MAINTENANCE

Spare parts for maintenance services are valued at cost, and consist of the following (in thousands):

	2002	2001
Spare parts for maintenance	$106,261	$109,710
Less: Accumulated amortization	(66,915)	(74,036)

	$39,346	$35,674

Amortization of spare parts is computed using the straight-line method over the estimated useful lives of the associated products, which are generally five to ten years. Spare parts amortization expense was $19,326,000 in 2002, $17,087,000 in 2001, and $27,795,000 in 2000.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is valued at cost, and consists of the following (in thousands):

	2002	2001	Estimated Useful Life
Machinery and equipment	$609,954	$588,001	3-5 years
Buildings and building improvements	153,037	164,058	7-35 years
Land and land improvements	19,580	19,875

	782,571	771,934
Less: Accumulated depreciation	(542,550)	(539,645)

	$240,021	$232,289

Machinery and equipment includes capitalized leases of $164,000 as of December 27, 2002, and $2,371,000 as of December 28, 2001. Buildings and building improvements include capitalized leases of $14,477,000 as of December 27, 2002, and $14,548,000 as of December 28, 2001. Accumulated depreciation includes accumulated amortization on capitalized leases of $4,241,000 as of December 27, 2002, and $5,951,000 as of December 28, 2001.

Depreciation of property, plant, and equipment is computed using the straight-line method over the estimated useful lives of the related assets. Depreciation expense was $69,065,000 in 2002, $79,113,000 in 2001, and $89,147,000 in 2000.

The Company performs an impairment analysis of its property, plant, and equipment whenever significant events or changes in circumstances occur that indicate the carrying amounts may not be recoverable. Impairment is evaluated based on a comparison of the carrying value of the asset to the undiscounted future cash flows associated with the asset. If an impairment is identified, the asset is written down to its estimated fair value based on a discounted cash flow model.

EQUITY INVESTMENTS

The Company has made minority equity investments in privately-held companies from time to time. These investments were accounted for as cost-method investments based on the Company's ownership and control of the investees, and were subject to a quarterly impairment analysis. Impairment charges were recognized within selling, general, and administrative expense (SG&A) to the extent that a decline in the value of the investment was determined to be other than temporary in nature. Losses included within SG&A associated with equity investments were $4,515,000 in 2002, $12,047,000 in 2001, and $0 in 2000.

The Company received an interest in a publicly-traded company as a result of a merger. Investments in publicly- traded companies are reported at fair market value based on their quoted market prices. Unrealized gains and losses on these investments are reported, net of taxes, as a component of accumulated other comprehensive income (loss) (OCI). Gains and losses on investments are recognized within SG&A when realized.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss), net of taxes, consists of the following (in thousands):

	2002	2001
Unrealized gain on marketable securities	$2,280	$—
Foreign currency hedging contracts	(11,864)	7,642

	$(9,584)	$7,642

GOODWILL

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," on the first day of the Company's fiscal year 2002. Goodwill is no longer amortized, but instead is tested for impairment on an annual basis or as circumstances change. In the second quarter of 2002, the Company completed the initial goodwill impairment test. No accounting charge resulted from the completion of this initial impairment test.

The following table presents the adjusted net income and earnings per share had SFAS No. 142 been in effect for all periods presented (in thousands, except per share amounts):

	2002	2001	2000
Reported net income (loss)	$110,031	$67,207	$(1,782)
Add back: Goodwill amortization	—	5,803	6,091

Adjusted net income	$110,031	$73,010	$4,309

Basic earnings (loss) per common share:
Basic, as reported	$1.05	$0.65	$(0.02)
Goodwill amortization	—	0.06	0.06

Basic, as adjusted	$1.05	$0.71	$0.04

Diluted earnings (loss) per common share:
Diluted, as reported	$1.02	$0.64	$(0.02)
Goodwill amortization	—	0.06	0.06

Diluted, as adjusted	$1.02	$0.70	$0.04

Goodwill is included within other assets in the Consolidated Balance Sheets. The Company had approximately $7,885,000 of goodwill as of December 27, 2002, and $7,407,000 as of December 28, 2001.

TRANSLATION OF FOREIGN CURRENCIES

The functional currency for StorageTek's foreign subsidiaries is the U.S. dollar, reflecting the significant volume of intercompany transactions and associated cash flows that result from the fact that the majority of the Company's storage products sold worldwide are manufactured in Puerto Rico, a territory of the United States. Accordingly, monetary assets and liabilities are translated at year-end exchange rates, while non-monetary items are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates in effect during the year, except for cost of revenue, depreciation, and amortization, which are translated at historical exchange rates during the year. The impact of such translations is reported in the Consolidated Statements of Operations when incurred. See Note 5 for additional information with respect to the Company's accounting policies for financial instruments utilized in its foreign currency hedging program.

CONCENTRATIONS OF CREDIT RISK

The Company is exposed to credit risk associated with cash investments, foreign currency derivatives, and trade receivables. The Company does not believe that its cash investments and foreign currency derivatives present significant credit risks, because the counterparties to the instruments consist of major financial institutions, and the Company manages the notional amount of contracts entered into with any one counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in the Company's customer base and their dispersion across various industries and geographic areas. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans are described in Note 10. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and the related Interpretations. Stock-based compensation cost related to restricted stock is reflected in net income. No stock-based compensation cost related to stock options is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation:

	2002	2001	2000
Net income (loss), as reported	$110,031	$67,207	$(1,782)
Add: Stock-based compensation expense included in reported net income, net of related tax effects	2,279	1,925	1,502
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(22,199)	(26,023)	(15,026)

Pro forma net income (loss)	$90,111	$43,109	$(15,306)

Earnings (loss) per share:
Basic, as reported	$1.05	$0.65	$(0.02)
Basic, pro forma	0.86	0.42	(0.15)
Diluted, as reported	$1.02	$0.64	$(0.02)
Diluted, pro forma	0.85	0.41	(0.15)

The fair value of options granted under the stock-based compensation plans is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	2002	2001	2000
Dividend yield	0.0%	0.0%	0.0%
Volatility	50.3-64.0%	64.4-78.6%	72.4-74.2%
Risk-free interest rate	1.8-4.0%	4.0-6.2%	5.9-6.2%
Expected life (in years):
Options	4.0	4.1	4.4
Purchase Plan rights	0.5	0.5	0.5
Weighted average fair value:
Options	$11.77	$6.84	$7.54
Purchase Plan rights	$5.94	$3.73	$9.65

INCOME TAXES

Deferred tax assets and liabilities are determined based on the expected tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company records a valuation allowance to reduce the deferred tax assets to the amount that the Company believes will more likely than not be realized.

RESEARCH AND PRODUCT DEVELOPMENT COSTS

Research and product development costs are expensed as incurred.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs were $11,957,000 in 2002, $7,298,000 in 2001, and $5,476,000 in 2000.

RECLASSIFICATIONS

Certain prior year information has been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets." This statement addresses the accounting for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. SFAS No. 143 is effective for the Company's financial statements for the year ending December 26, 2003. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses the accounting for costs associated with an exit activity or with a disposal of long-lived assets. SFAS No. 146 is effective for the Company's financial statements for the year ending December 26, 2003. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. FIN 45 also requires additional disclosures about the guarantees an entity has issued, including a rollforward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for the Company's financial statements for the year ending December 27, 2002. The Company is currently evaluating the potential impact that the recognition provisions of FIN 45 will have on its consolidated financial condition and results of operations.

In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that the Company enters into after June 27, 2003. The adoption of this statement is not currently anticipated to have a material impact on the Company's financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement and requires disclosure of the pro forma effect in interim financial statements. SFAS No. 148 is effective for the Company's fiscal year ended December 27, 2002. The Company does not currently plan to change to the fair value method of accounting for its stock-based compensation; therefore, the Company anticipates that the adoption of this statement will not have a material impact on its financial condition or results of operations.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, and results of operations of a VIE need to be included in a company's consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE. The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the provisions of FIN 46 must be adopted at the beginning of the first interim or annual reporting period beginning after June 15, 2003. While the Company is currently evaluating the potential impact of the adoption of FIN 46, the Company believes that it will not be subject to the consolidation or disclosure requirements of FIN 46.

NOTE 3—AGREEMENTS WITH EDS

On March 29, 2002, StorageTek and Electronic Data Systems Corporation (EDS) entered into a ten-year master secondary storage services agreement under which EDS outsourced to StorageTek certain tape storage services for certain EDS-operated data center sites within the United States. On April 1, 2002, StorageTek and EDS entered into a ten-year agreement under which StorageTek outsourced certain internal information technology and customer call center operations to EDS. There are no cross-default provisions between the two agreements, and performance under each agreement by both StorageTek and EDS is not contingent upon performance under the other agreement. These agreements have been accounted for individually at their estimated fair values consistent with the provisions of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," based on management's estimates of fair value. These estimates were confirmed with a third-party appraisal.

In connection with the secondary storage services agreement, StorageTek purchased certain tape storage equipment from EDS for a purchase price of $52,200,000. Substantially all of the purchase price paid to EDS relates to equipment previously sold by StorageTek to EDS; however, none of the equipment purchased by StorageTek was sold to EDS subsequent to the companies entering into definitive negotiations of the secondary storage services agreement. The purchase price of $52,200,000 paid to EDS for the secondary storage equipment has been recorded within Property, Plant, and Equipment on the Consolidated Balance Sheet. The Company is depreciating the equipment on a straight-line basis over the estimated useful lives of the assets. Useful lives were determined based on the individual characteristics of the equipment, and range from one to seven years.

NOTE 4—INCOME TAXES

Income (loss) before income taxes consists of the following (in thousands):

	2002	2001	2000
United States	$124,338	$84,126	$(29,420)
International	21,993	17,681	26,679

	$146,331	$101,807	$(2,741)

The benefit (provision) for income taxes attributable to the amounts shown above consists of the following (in thousands):

	2002	2001	2000
Current tax benefit (provision):
U.S. federal	$(24,600)	$(50,600)	$(17,541)
U.S. state	(2,200)	1,600	1,000
International	(5,900)	(9,800)	(13,200)

	(32,700)	(58,800)	(29,741)

Deferred tax benefit (provision):
U.S. federal	(3,100)	23,000	27,100
U.S. state	(1,000)	(1,000)	2,600
International	500	2,200	1,000

	(3,600)	24,200	30,700

	$(36,300)	$(34,600)	$959

The benefit (provision) for income taxes attributable to income before income taxes includes benefits of $347,000 in 2002, $11,704,000 in 2001, and $23,783,000 in 2000 from the utilization of net operating loss carryforwards.

The deferred income tax balances on the Consolidated Balance Sheets consist of the following (in thousands):

	2002	2001
Deferred income tax assets, net of valuation allowance:
Current	$99,246	$95,459
Noncurrent	114,002	121,826

Net deferred income tax asset	$213,248	$217,285

The Company's net deferred income tax assets consist of the following (in thousands):

	2002	2001
Gross deferred income tax assets:
Net operating loss carryforwards	$22,336	$30,194
Tax credits	83,625	94,222
Other accrued liabilities and reserves	47,496	41,950
Inventory costs	29,057	35,297
Deferred intercompany profit	10,060	8,406
Other	43,422	28,037

	235,996	238,106
Less: Valuation allowance	(22,748)	(20,821)

Net deferred income tax asset	$213,248	$217,285

The net change in the valuation allowance for deferred income tax assets was an increase of $1,927,000 in 2002. The valuation allowance relates primarily to foreign net operating loss carryforwards. The Company evaluates a variety of factors in determining the amount of deferred income tax assets to be recognized pursuant to SFAS No. 109, "Accounting for Income Taxes," including the Company's earnings history, the number of years the Company's operating loss and tax credits can be carried forward, and future taxable income expectations by tax jurisdiction.

For tax return purposes, the Company has available foreign net operating loss carryforwards of approximately $47,164,000 as of December 27, 2002, which have an indefinite carryforward period. The Company also has general business credit carryforwards of approximately $55,000,000, which begin to expire in 2008, and alternative minimum tax credit carryforwards of approximately $28,000,000, which have an indefinite carryforward period. The Company also has a tax incentive grant, which expires in 2018, that reduces the tax rate on its operations in Puerto Rico.

StorageTek has not provided for taxes on cumulative undistributed earnings of non-U.S. subsidiaries because such earnings are either permanently reinvested or the associated tax liability would not exceed available foreign tax credits. At December 27, 2002, the Company had approximately $249,846,000 of earnings permanently reinvested in subsidiaries outside the U.S.

The benefit (provision) for income taxes differs from the amount computed by applying the U.S. federal income tax rate of 35% to income before income taxes for the following reasons (in thousands):

	2002	2001	2000
U.S. federal income tax benefit (provision) at statutory rate	$(51,215)	$(35,632)	$959
(Increase) decrease in income taxes resulting from:
Effect of Puerto Rico operations	12,654	6,000	7,700
Favorable resolution of prior year tax audits	10,500	—	—
Nondeductible and other items	(5,207)	(2,452)	(4,814)
Utilization of current year tax credits	3,963	3,366	4,217
Foreign tax rate and exchange rate differentials	(3,914)	1,391	(1,655)
State income taxes, net of federal benefits	(3,216)	(72)	3,176
Recognized (unrecognized) net operating losses, future deductions, and credits	135	(7,201)	(8,624)

Benefit (provision) for income taxes	$(36,300)	$(34,600)	$959

NOTE 5—DERIVATIVE INSTRUMENTS

A significant portion of the Company's revenue is generated by its international operations. As a result, the Company's financial condition, results of operations, and cash flows can be materially affected by changes in foreign currency exchange rates. The Company attempts to mitigate this exposure as part of its foreign currency hedging program. The primary goal of the Company's foreign currency hedging program is to reduce the risk of adverse foreign currency movements on the reported financial results of its non-U.S. dollar transactions. To operate this hedging program, the Company uses a combination of foreign currency forwards and foreign currency options. The Company does not believe that these derivatives present significant credit risks, because the counterparties to the derivatives consist of major financial institutions, and the Company manages the notional amount of contracts entered into with any one counterparty. The Company does not enter into derivative transactions for trading or speculative purposes.

CASH FLOW HEDGES

The Company attempts to mitigate the risk that forecasted cash flows associated with revenue denominated in foreign currencies may be adversely affected by changes in foreign currency exchange rates through a combination of foreign currency options and foreign currency forwards. Typically, the maximum length of time over which the Company hedges its exposure to the variability of forecasted cash flows is 18 months. The Company's derivatives used for hedging forecasted cash flows had a notional amount of $442,377,000 as of December 27, 2002, and $342,715,000 as of December 28, 2001.

The Company records these derivatives designated as cash flow hedges at their estimated fair value within other current assets or other current liabilities in the Consolidated Balance Sheet. The gains and losses associated with changes in the fair value of the derivatives are included within OCI to the extent that the derivatives are effective in offsetting changes in the value of the forecasted cash flows being hedged. The gains and losses are then reclassified as an adjustment to revenue in the same period that the related forecasted revenue is recognized in the Consolidated Statement of Operations. Amounts recognized in the Consolidated Statements of Operations related to reclassification adjustments were a loss of $9,539,000 in 2002, and a gain of $11,515,000 in 2001. If a derivative is terminated or discontinued as a hedge, the effective portion of gains and losses to that date is deferred in OCI and subsequently recognized in the Consolidated Statement of Operations in the same period that the related forecasted revenue is recognized. The ineffective portion of the derivatives is immediately recognized as a component of SG&A in the Consolidated Statement of Operations.

As of December 27, 2002, all $11,864,000 of the net estimated losses associated with cash flow hedges included within OCI is expected to be reclassified into revenue during the next 12 months.

The fair value of the Company's foreign currency forward contracts used as cash flow hedges is determined utilizing forward rates. The forward rates are defined as the sum of the forward points as quoted by independent quote services and the spot rates as of the end of the fiscal period. This same methodology is used to assess hedge effectiveness for these forward contracts. There was no material hedge ineffectiveness associated with forward contracts during 2002 or 2001.

The fair value of the Company's foreign currency options used as cash flow hedges is determined based on a Black-Scholes option pricing model. These options are considered perfectly effective hedges based on the currencies, notional amounts, pricing, and maturity of the options utilized by the Company, consistent with guidance provided by the Derivatives Implementation Group of the FASB in June 2001. Accordingly, the Company records all of the changes in the options' fair value, including changes in the time value of the options, in OCI.

OTHER HEDGES

The Company also utilizes foreign currency forwards, generally with durations of less than two months, to reduce its exposure to foreign currency exchange rate fluctuations in connection with monetary assets and liabilities denominated in foreign currencies. The Company accounts for these derivatives in accordance with SFAS No. 52, "Foreign Currency Translation." The Company records these forwards at their estimated fair value within other current assets or other current liabilities in the Consolidated Balance Sheet. Changes in the fair value of these derivatives are immediately recognized as a component of SG&A in the Consolidated Statement of Operations. The notional amount of outstanding foreign currency forwards utilized to reduce the Company's exposure to foreign currency rate fluctuations in connection with monetary assets and liabilities denominated in foreign currencies was approximately $221,450,000 as of December 27, 2002, and $207,954,000 as of December 28, 2001. The Company uses the same methodology for determining the fair value of these foreign currency forwards as the methodology used for valuing its forward contracts utilized as cash flow hedges.

NOTE 6—CREDIT FACILITIES, DEBT, AND LEASE OBLIGATIONS

The Company entered into a $150,000,000 revolving credit facility (the Revolver) in October 2001 that expires in October 2004. The interest rates for borrowing under the Revolver are dependent on the Company's Total Debt to rolling four quarter Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA) ratio and the term of the outstanding borrowing. The rate ranges from the applicable LIBOR plus 1.75% to 2.50% or the agent bank's base rate plus 0.00% to 0.50%. The Company pays a 0.50% per annum commitment fee on any unused borrowings. The Company had no outstanding borrowings under the Revolver as of December 27, 2002. The Revolver is secured by the Company's U.S. accounts receivable and U.S. inventory, and contains certain financial and other covenants, including restrictions on the payment of cash dividends on the Company's common stock.

The Company had a financing agreement with a bank that provided for the sale of promissory notes in the principal amount of up to $75,000,000 at any one time. This agreement expired in January 2002, and all outstanding promissory notes under the agreement were repaid at that time.

Long-term debt, including capitalized lease obligations, consists of the following (in thousands):

	2002	2001
Capitalized lease obligations	$11,134	$10,320
Other	—	15

	11,134	10,335
Less: Current portion	(773)	(812)

	$10,361	$9,523

SCHEDULED CAPITAL AND OPERATING LEASE OBLIGATIONS

Scheduled maturities of capital and operating lease obligations as of December 27, 2002, are as follows (in thousands):

	Capitalized Lease Obligations	Noncancellable Operating Lease Obligations
2003	$1,616	$32,350
2004	1,608	24,417
2005	1,606	17,978
2006	1,605	14,138
2007	1,605	11,731
Thereafter	8,026	10,936

	16,066	$111,550

Less: Amount representing interest	(4,932)

Present value of capitalized lease obligations (including $773 classified as current)	$11,134

Rent expense associated with operating leases was $40,080,000 in 2002, $44,463,000 in 2001, and $52,038,000 in 2000. Operating leases primarily relate to office and equipment leases.

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	2002	2001
Deferred revenue	$100,292	$77,066
Accrued payroll and commissions	50,539	52,446
Accrued warranty reserve	41,155	34,242
Deferred compensation	34,119	30,094
Other	195,406	167,265

	$421,511	$361,113

Other accrued liabilities consist of items that are individually less than 5% of total accrued liabilities.

NOTE 8—LITIGATION

The Company is involved in a number of pending legal proceedings that arise from time to time in the ordinary course of business. Management believes that any liability as a result of adverse outcomes in such proceedings would not have a material adverse effect on the financial condition of the Company taken as a whole. However, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company's financial condition or reported results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company's inability to ship products or components found to have violated third-party patent rights.

NOTE 9—EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share (EPS) is computed using SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.

The computations of the basic and diluted EPS amounts are as follows (in thousands, except per share amounts):

	2002	2001	2000
Net income (loss)	$110,031	$67,207	$(1,782)

Weighted average common shares outstanding:
Basic	105,108	103,143	100,859
Effect of dilutive common stock equivalents	2,329	1,786	—

Diluted	107,437	104,929	100,859

Earnings (loss) per common share:
Basic	$1.05	$0.65	$(0.02)
Diluted	$1.02	$0.64	$(0.02)

Options to purchase 5,256,268 shares of common stock in 2002 and 5,788,621 shares of common stock in 2001 were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company's common stock and, therefore, the effect would have been antidilutive. Options to purchase 10,403,412 shares of common stock in 2000 were excluded from the computation of diluted earnings per share because they were antidilutive as a result of the net loss incurred in that period.

NOTE 10—EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

PROFIT SHARING AND THRIFT PLAN

The Company has a Profit Sharing and Thrift Plan under which U.S. employees may contribute up to 50% of their compensation, subject to certain Internal Revenue Code limitations. StorageTek provides a matching contribution equal to 100% of the first 3% of compensation contributed by the participant, and 50% of the next 4% of compensation contributed by the participant, up to a maximum match of 5% of the participant's compensation each pay period. The Company made contributions to the Profit Sharing and Thrift Plan of $13,674,000 in 2002, $14,061,000 in 2001, and $14,878,000 in 2000.

STOCK OPTION PLANS

Under the 1993 Nonstatutory Stock Option Plan (93 Plan), the Company is authorized to issue up to 900,000 shares of common stock to eligible employees, excluding Company directors and officers. The plan provides for the issuance of common stock pursuant to stock option exercises. As of December 27, 2002, the Company had 374,750 shares available for grant under the 93 Plan.

Under the 1995 Equity Participation Plan (95 Plan), the Company is authorized to issue up to 23,550,000 shares of common stock to eligible employees. The plan provides for the issuance of common shares pursuant to stock option exercises, restricted stock grants, and other equity-based awards. As of December 27, 2002, the Company had 9,498,998 shares available for grant under the 95 Plan.

Under the Stock Option Plan for Non-Employee Directors (Director Plan), the Company is authorized to issue up to 1,560,000 shares of common stock to non-employee directors. The Director Plan provides for the issuance of common shares pursuant to stock option exercises. As of December 27, 2002, the Company had 467,668 shares available for grant under the Director Plan.

All of the Company's stock option plans are stockholder-approved except for the 93 Plan. Stock options are granted under the plans with an exercise price equal to the fair market value of the Company's common stock on the date of grant and generally vest over a four-year period. Options may not be exercised prior to vesting. Options granted under the plans generally have a maximum contractual term of ten years from the date of grant, and may be accelerated upon certain events, including death or disability.

The following table summarizes stock option activity under the Company's plans:

	2002		2001		2000
	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	10,393,763	$16.40	9,527,890	$19.47	12,354,593	$22.33
Granted	2,266,893	22.64	4,248,111	12.89	2,631,492	12.35
Exercised	(683,499)	13.38	(262,421)	13.59	(102,887)	8.77
Forfeited/Expired	(817,251)	19.80	(3,119,817)	21.23	(5,355,308)	22.82

Outstanding at end of year	11,159,906	17.61	10,393,763	16.40	9,527,890	19.47

Exercisable at end of year	5,475,189	$18.38	4,169,806	$19.24	4,888,150	$20.80

The following table summarizes information concerning outstanding and exercisable stock options as of December 27, 2002:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0 - $10	92,684	7.8	$9.43	34,596	$9.41
10 - 20	6,714,327	7.4	13.45	3,155,169	13.92
20 - 30	3,942,540	7.5	22.91	1,943,633	22.58
30 - 40	305,875	5.7	34.29	251,439	34.17
40 - 50	104,480	5.2	43.20	90,352	43.17

	11,159,906	7.3	$17.61	5,475,189	$18.38

STOCK PURCHASE PLAN

Under the 1987 Employee Stock Purchase Plan (Purchase Plan), the Company is authorized to issue up to 15,200,000 shares of common stock to eligible employees. Under the terms of the Purchase Plan, employees may contribute up to 10% of their pay toward the purchase of stock, subject to certain Internal Revenue Code limitations. The purchase price of the stock is equal to 85% of the lower of the stock's closing price on the first or last day of the six-month offering period. The following table shows the number of shares issued under the Purchase Plan in each of the last three years:

	2002	2001	2000
Shares issued under the Purchase Plan	923,632	1,568,197	1,522,028

As of December 27, 2002, the Company had an aggregate of 2,088,409 common shares reserved for issuance under the Purchase Plan.

RESTRICTED STOCK

Restricted stock grants are made pursuant to the 95 Plan. These grants are generally issued to employees with a purchase price equal to the par value of the Company's common stock, with the restricted stock typically vesting over a four-year period. Restricted stock vesting may be accelerated upon certain events, including death or disability. The following table provides information about restricted stock under the Company's plans:

	2002	2001	2000
Outstanding at beginning of year	571,520	875,522	339,680
Granted	277,503	120,000	790,202
Vested	(198,041)	(330,780)	(161,357)
Forfeited	(74,674)	(93,222)	(93,003)

Outstanding at end of year	576,308	571,520	875,522

Weighted average fair value of restricted stock granted during the year	$23.04	$11.62	$12.28

The fair value of a share of restricted stock is calculated based on the market value of the Company's common stock on the grant date, and is deferred as unearned compensation in the Consolidated Balance Sheet. The initial fair value is amortized ratably to compensation expense over the vesting period, net of forfeitures.

In November 2000, the Company made an exchange offer to non-executive officer employees of the Company to exchange stock options held by those employees for restricted stock. As a result of this offer, the Company issued 555,943 shares of restricted stock in 2000 in return for 2,223,772 stock options. The shares of restricted stock vest ratably over three years.

NOTE 11—BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

BUSINESS SEGMENTS

The Company is organized into two reportable business segments based on the definitions provided in SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information": storage products and storage services. The storage products segment includes sales of tape products, disk products, network products, and other miscellaneous products. The storage services segment includes maintenance and support services, as well as professional services.

The Company does not have any intersegment revenue, and segment operating performance is evaluated based on gross profit. The aggregate gross profit by segment equals the consolidated gross profit, and the Company does not allocate research and product development costs; selling, general and administrative expense; interest income; interest expense; or benefit (provision) for income taxes to the segments. The following table shows revenue and gross profit by segment (in thousands):

	2002	2001	2000
Revenue:
Storage products	$1,275,941	$1,359,356	$1,411,932
Storage services	763,674	685,966	648,272

Total revenue	$2,039,615	$2,045,322	$2,060,204

Gross profit:
Storage products	$575,135	$618,214	$595,083
Storage services	339,360	282,247	236,435

Total gross profit	$914,495	$900,461	$831,518

The following table provides supplemental financial data regarding revenue from the Company's storage products segment (in thousands):

	2002	2001	2000
Tape products	$989,819	$1,099,666	$1,109,303
Disk products	145,792	114,985	145,215
Network products	88,533	67,713	49,714
Other	51,797	76,992	107,700

Total storage products revenue	$1,275,941	$1,359,356	$1,411,932

All of the Company's assets are retained and analyzed at the corporate level and are not allocated to the individual segments. Depreciation and amortization expense is associated with corporate assets and is not separately identifiable within the reportable segments.

GEOGRAPHIC AREAS

Revenue and long-lived assets by geographic area are based on the country in which the Company is legally transacting business. Long-lived assets consist of property, plant, and equipment; capitalized software costs; and goodwill. Revenue and long-lived assets for Europe are reported in aggregate, as there are no individual countries with revenue or long-lived assets that exceed 10% of the consolidated amounts. Individual geographic areas other than the United States and Europe account for less than 10% of the consolidated revenue and long-lived assets, and are combined and shown in the table below as "Other." Revenue and long-lived assets for each geographic area are shown below (in thousands):

	2002	2001	2000
Revenue:
United States(1)	$1,143,110	$1,138,456	$1,133,945
Europe	654,035	621,680	632,660
Other	242,470	285,186	293,599

Total revenue	$2,039,615	$2,045,322	$2,060,204

Long-lived assets:
United States	$210,451	$201,618	$238,881
Europe	28,957	31,829	32,328
Other	10,987	10,804	14,410

Total long-lived assets	$250,395	$244,251	$285,619

(1)
U.S. revenue from unaffiliated customers includes international export sales to customers of $110,395 in 2002, $128,541 in 2001, and $116,549 in 2000.

NOTE 12—QUARTERLY INFORMATION (UNAUDITED)

The consolidated results of operations on a quarterly basis were as follows (in thousands, except per share amounts):

				Earnings (Loss) Per Common Share
			Net Income (Loss)
	Revenue	Gross Profit		Basic	Diluted
2002
First quarter	$455,912	$195,691	$5,957	$0.06	$0.06
Second quarter	491,929	217,547	19,130	0.18	0.18
Third quarter	501,705	228,185	23,870	0.23	0.22
Fourth quarter	590,069	273,072	61,074	0.58	0.57

Total	$2,039,615	$914,495	$110,031	$1.05	$1.02	(1)

2001
First quarter	$468,819	$197,270	$(3,004)	$(0.03)	$(0.03)
Second quarter	512,134	219,769	12,250	0.12	0.12
Third quarter	497,999	222,027	17,915	0.17	0.17
Fourth quarter	566,370	261,395	40,046	0.39	0.38

Total	$2,045,322	$900,461	$67,207	$0.65	$0.64

(1)
Earnings (loss) per common share (EPS) in each quarter is computed using the weighted average number of shares outstanding during that quarter while EPS for the full year is computed using the weighted average number of shares outstanding during the year. Therefore, the sum of the four quarters' EPS does not equal the full year EPS.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors required by this Item is incorporated by reference to the information set forth under the caption "Proposal 1—Election of Directors" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held May 21, 2003 (the "2003 Proxy Statement"). The information concerning the Company's executive officers required by this Item is incorporated by reference to the information set forth under the caption "Executive Officers and Certain Significant Employees of the Registrant," in Item 4 of this Annual Report on Form 10-K.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item is incorporated by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2003 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the information under the captions "Compensation of Executive Officers" and "Director Compensation" in the 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2003 Proxy Statement.

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" in the 2003 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the information under the captions "Compensation of Executive Officers," "Director Compensation," and "Indebtedness of Management" in the 2003 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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
3.2
		Certificate of Amendment dated May 22, 1989, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)
3.3
		Certificate of Second Amendment dated May 28, 1992, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)
3.4
		Certificate of Third Amendment dated May 21, 1999, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 1999, filed on August 9, 1999, and incorporated herein by reference)
3.5	(2)	Restated Bylaws of Storage Technology Corporation, as amended through November 16, 2002.
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
10.5	(1)
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
10.9	(1)
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
10.19	(1)
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
10.23	(1)
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
10.28	(1)
		Offer Letter, dated June 25, 2002, between the Company and Mark Roellig (previously filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2002, filed on August 12, 2002, and incorporated herein by reference)
10.29	(1)
		Extension Agreement, dated August 28, 2002, between the Company and Pierre Cousin (previously filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2002, filed on November 12, 2002, and incorporated herein by reference)
10.30	(1)
		Extension Agreement, dated September 30, 2002, between the Company and Pierre Cousin (previously filed as Exhibit 10.30 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2002, filed on November 12, 2002, and incorporated herein by reference)
10.31	(1)(2)	Form of Indemnification Agreement, dated as of November 22, 2002, between the Company and each director
10.32	(1)(2)	Storage Technology Corporation 1993 Non-Statutory Stock Option Plan
10.33	(1)(2)	Offer Letter, dated November 12, 2002, between the Company and Pierre Cousin
10.34	(1)(2)	Agreement, dated December 1, 2002, between the Company and Pierre Cousin
21.1	(2)	Subsidiaries of Registrant
23.1	(2)	Consent of PricewaterhouseCoopers LLP
99.1	(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Contract or compensatory plan or arrangement in which directors and/or officers participate

(2)
Indicates exhibit filed with this Annual Report on Form 10-K

(b)
Reports on Form 8-K.

Current Report on Form 8-K, filed on October 2, 2002, relating to an Item 5, Other Events and Regulation FD Disclosure, regarding an announcement by the Company of its decision to outsource development activities and the manufacturing of its StorageNet® 6000

Current Report on Form 8-K, filed on October 23, 2002, relating to an Item 5, Other Events and Regulation FD Disclosure, regarding an announcement by the Company of its results of operations for the fiscal quarter ended September 27, 2002, including a copy of the script of the prepared remarks of the Company's Chief Executive Officer and Chief Financial Officer from a conference call regarding such results of operation

Current Report on Form 8-K, filed on November 20, 2002, relating to an Item 9, Regulation FD Disclosure, regarding a webcast of the Company's Analyst Meeting, including a copy of the prepared slide presentation from such meeting

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2003	STORAGE TECHNOLOGY CORPORATION
	By:	/s/ PATRICK J. MARTIN Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ PATRICK J. MARTIN Patrick J. Martin	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)	March 5, 2003
/s/ ROBERT S. KOCOL Robert S. Kocol	Corporate Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2003
/s/ THOMAS G. ARNOLD Thomas G. Arnold	Vice President and Corporate Controller (Principal Accounting Officer)	March 5, 2003
/s/ JAMES R. ADAMS James R. Adams	Director	March 5, 2003
/s/ CHARLES E. FOSTER Charles E. Foster	Director	March 5, 2003
/s/ DENNIS H. JONES Dennis H. Jones	Director	March 5, 2003
/s/ WILLIAM T. KERR William T. Kerr	Director	March 5, 2003
/s/ ROBERT E. LA BLANC Robert E. La Blanc	Director	March 5, 2003
/s/ ROBERT E. LEE Robert E. Lee	Director	March 5, 2003
/s/ RICHARD C. STEADMAN Richard C. Steadman	Director	March 5, 2003

CERTIFICATIONS

I, Patrick J. Martin, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Storage Technology Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003

/s/ PATRICK J. MARTIN Patrick J. Martin Chairman, President and CEO

I, Robert S. Kocol, certify that:

  1.
  I have reviewed this annual report on Form 10-K of Storage Technology Corporation;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

  6.
  The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003

/s/ ROBERT S. KOCOL Robert S. Kocol Corporate Vice President, Chief Financial Officer