Form 10-Q
period 2003-03-28
STORAGE TECHNOLOGY CORP
filed 2003-05-09
CIK 94673

Use these links to rapidly review the document
Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2003
or
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

The registrant had 108,804,380 shares of common stock outstanding as of May 5, 2003.

STORAGE TECHNOLOGY CORPORATION
INDEX TO FORM 10-Q
March 28, 2003

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	03/28/03	12/27/02
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$718,630	$657,599
Accounts receivable	462,828	566,863
Inventories	145,556	133,275
Deferred income tax assets	113,164	99,246
Other current assets	9,657	7,256

Total current assets	1,449,835	1,464,239
Property, plant, and equipment	225,844	240,021
Spare parts for maintenance	43,068	39,346
Deferred income tax assets	100,353	114,002
Other assets	125,477	118,532

Total assets	$1,944,577	$1,976,140

LIABILITIES
Current liabilities:
Current portion of long-term debt	$814	$773
Accounts payable	96,937	135,348
Accrued liabilities	407,460	421,511
Income taxes payable	215,096	215,240
Other current liabilities	25,222	35,144

Total current liabilities	745,529	808,016
Long-term debt	10,503	10,361

Total liabilities	756,032	818,377

STOCKHOLDERS' EQUITY
Common stock, $0.10 par value, 300,000,000 shares authorized; 108,281,377 shares issued at March 28, 2003, and 106,849,329 shares issued at December 27, 2002	10,828	10,685
Capital in excess of par value	936,489	908,100
Retained earnings	276,614	260,160
Accumulated other comprehensive loss	(11,221)	(9,584)
Treasury stock of 259,218 shares at March 28, 2003, and 238,276 shares at December 27, 2002, at cost	(4,919)	(4,444)
Unearned compensation	(19,246)	(7,154)

Total stockholders' equity	1,188,545	1,157,763

Total liabilities and stockholders' equity	$1,944,577	$1,976,140

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Quarter Ended
	03/28/03	03/29/02
Revenue:
Storage products	$281,259	$282,165
Storage services	198,696	173,747

Total revenue	479,955	455,912

Cost of revenue:
Storage products	153,335	160,816
Storage services	113,861	99,405

Total cost of revenue	267,196	260,221

Gross profit	212,759	195,691
Research and product development costs	50,461	54,505
Selling, general, and administrative expense	140,817	133,996

Operating profit	21,481	7,190
Interest income	2,442	2,050
Interest expense	(469)	(483)

Income before income taxes	23,454	8,757
Provision for income taxes	(7,000)	(2,800)

Net income	$16,454	$5,957

EARNINGS PER COMMON SHARE
Basic earnings per common share	$0.15	$0.06

Weighted-average shares	106,691	104,431

Diluted earnings per common share	$0.15	$0.06

Weighted-average and dilutive potential shares	109,126	107,449

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Quarter Ended
	03/28/03	03/29/02
OPERATING ACTIVITIES
Cash received from customers	$591,316	$512,530
Cash paid to suppliers and employees	(525,725)	(396,309)
Interest received	2,138	2,050
Interest paid	(373)	(483)
Income tax (paid) refunded	(4,143)	2,173

Net cash provided by operating activities	63,213	119,961

INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(9,828)	(10,872)
Proceeds from sale of property, plant, and equipment	3,704	6
Other assets	(5,302)	(7,354)

Net cash used in investing activities	(11,426)	(18,220)

FINANCING ACTIVITIES
Repayments of credit facilities, net	--	(73,401)
Proceeds from employee stock plans	12,612	2,862
Proceeds from other debt	42	178
Repayments of other debt	(264)	(398)

Net cash provided by (used in) financing activities	12,390	(70,759)

Effect of exchange rate changes on cash	(3,146)	262

Increase in cash and cash equivalents	61,031	31,244
Cash and cash equivalents - beginning of the period	657,599	453,217

Cash and cash equivalents - end of the period	$718,630	$484,461

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income	$16,454	$5,957
Depreciation and amortization expense	23,786	23,917
Inventory writedowns	5,909	7,832
Translation (gain) loss	4,545	(2,409)
Other non-cash adjustments to income	(397)	7,732
Decrease in accounts receivable	111,361	56,618
(Increase) decrease in other current assets	(2,001)	2,600
(Increase) decrease in inventories	(17,783)	25,253
Increase in spare parts	(6,590)	(7,930)
Decrease in deferred income tax assets	7	997
Increase (decrease) in accounts payable	(39,035)	3,369
Decrease in accrued liabilities	(18,565)	(7,751)
Decrease in other current liabilities	(14,628)	--
Increase in income taxes payable	150	3,776

Net cash provided by operating activities	$63,213	$119,961

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Quarter Ended
	03/28/03	03/29/02
Net income	$16,454	$5,957
Other comprehensive loss:
Unrealized gain on marketable securities:
Holding gain, net of tax expense of $413 and $0	963	--
Foreign currency hedging contracts:
Net loss on foreign currency cash flow hedges, net of tax benefit of $(3,036) and $(14)	(4,870)	(23)
Reclassification adjustment for net (gains) losses included in net income, net of tax benefit (expense) of $1,415 and $(863)	2,270	(1,384)

Other comprehensive loss	(1,637)	(1,407)

Comprehensive income	$14,817	$4,550

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PREPARATION

The accompanying interim consolidated financial statements of Storage Technology Corporation and its wholly owned subsidiaries (StorageTek or the Company) have been prepared on substantially the same basis as the Company’s annual consolidated financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 27, 2002. In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary for the fair presentation of results for the periods presented, and such adjustments are of a normal, recurring nature.

The consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.

NOTE 2 – STOCK-BASED COMPENSATION PLANS

The Company accounts for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Stock-based compensation cost related to restricted stock is reflected in net income. No stock-based compensation cost related to stock options is reflected in net income, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

	Quarter Ended
	03/28/03	03/29/02

Net income, as reported	$16,454	$5,957

Add: Stock-based compensation expense included in
reported net income, net of related tax effects	760	483

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4,776)	(5,731)

Pro forma net income	$12,438	$709

Earnings per share:
Basic, as reported	$0.15	$0.06
Basic, pro forma	$0.12	$0.01
Diluted, as reported	$0.15	$0.06
Diluted, pro forma	$0.12	$0.01

NOTE 3 – INVENTORIES

Inventories, net of associated reserves, consist of the following (in thousands):

	03/28/03	03/29/02
Raw materials	$29,087	$22,095
Work-in-process	36,462	40,344
Finished goods	80,007	70,836

	$145,556	$133,275

NOTE 4 – LITIGATION

The Company is involved in a number of pending legal proceedings that arise from time to time in the ordinary course of business. Management believes that any liability as a result of adverse outcomes in such proceedings would not have a material adverse effect on the financial condition of the Company taken as a whole. However, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or reported results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company’s inability to ship products or components found to have violated third-party patent rights.

NOTE 5 – OPERATIONS OF BUSINESS SEGMENTS

The Company is organized into two reportable business segments based on the definitions provided in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”: storage products and storage services. The storage products segment includes sales of tape products, disk products, network products, and other miscellaneous products. The storage services segment includes maintenance and support services, as well as professional services.

The Company does not have any intersegment revenue, and segment operating performance is evaluated based on gross profit. The aggregate gross profit by segment equals the consolidated gross profit, and the Company does not allocate research and product development costs; selling, general, and administrative expense; interest income; interest expense; or benefit (provision) for income taxes to the segments. The following table shows revenue and gross profit by segment (in thousands):

	Quarter Ended
	03/28/03	03/29/02
Revenue:
Storage products	$281,259	$282,165
Storage services	198,696	173,747

Total revenue	$479,955	$455,912

Gross profit:
Storage products	$127,924	$121,349
Storage services	84,835	74,342

Total gross profit	$212,759	$195,691

The following table provides supplemental financial data regarding revenue from the Company’s storage products segment (in thousands):

	Quarter Ended
	03/28/03	03/29/02
Tape products	$215,888	$227,167
Disk products	37,345	20,035
Network products	19,635	18,378
Other	8,391	16,585

Total storage products revenue	$281,259	$282,165

NOTE 6 – EARNINGS PER COMMON SHARE

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended
	03/28/03	03/29/02
Net income	$16,454	$5,957

Weighted average common shares outstanding:
Basic	106,691	104,431
Effect of dilutive common stock equivalents	2,435	3,018

Diluted	109,126	107,449

Earnings per common share:
Basic	$0.15	$0.06
Diluted	$0.15	$0.06

For the quarters ended March 28, 2003, and March 29, 2002, options to purchase 2,299,369 and 4,238,371 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company’s common stock, and therefore, the effect would have been antidilutive.

NOTE 7 – INDEMNIFICATIONS AND GUARANTEES

During its normal course of business, the Company has made certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include, but are not limited to, intellectual property indemnities to the Company’s customers in connection with the sales of its products, including software products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. In addition, the majority of these indemnities, commitments, and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. As such, the Company is unable to estimate with any reasonableness its potential exposure under these items. The Company has not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both reasonably determinable and probable. The Company carries specific and general liability insurance policies that the Company believes would provide, in most circumstances, some, if not total recourse to any claims arising from these indemnifications.

The Company provides warranties associated with the sale of its products. The Company’s standard product warranties provide for the repair or replacement of products that fail to meet their published specifications. In situations where a product fails its essential purpose to the customer, the Company may also be responsible for refunding the purchase price of the product if the Company cannot remedy the product failure. The Company establishes a warranty liability for the estimated cost of warranty-related claims at the time revenue is recognized. The following table summarizes information related to the Company’s warranty reserves (in thousands):

	Quarter Ended
	03/28/03	03/29/02
Balance at beginning of period	$41,155	$34,242
Accruals for warranties issued	10,503	10,497
Adjustments to warranties	1,749	(1,098)
Amortization	(11,027)	(9,886)

Balance at end of period	$42,380	$33,755

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, “Accounting for Obligations Associated with the Retirement of Long-Lived Assets.” This statement addresses the accounting for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. The Company adopted SFAS No. 143 for the year ending December 26, 2003, and the adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses the accounting for costs associated with an exit activity or with a disposal of long-lived assets. The Company adopted SFAS No. 146 for the year ending December 26, 2003, and the adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. FIN 45 also requires additional disclosures about the guarantees an entity has issued, including a rollforward of the entity’s product warranty liabilities. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002, and have not had a material impact on the Company’s financial condition or results of operations. The Company adopted the disclosure requirements of FIN 45 in the fourth quarter of 2002, and the disclosures for the first quarter of 2003 are included in Note 7, above.

In November 2002, the Emerging Issues Task Force (EITF) issued EITF Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables contains more than one unit of accounting for the purposes of revenue recognition and how the revenue arrangement consideration should be measured and allocated to the separate units of accounting. EITF Issue No. 00-21 applies to all revenue arrangements that the Company enters into after June 27, 2003. The adoption of this statement is not currently anticipated to have a material impact on the Company’s financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. It also amends the disclosure provisions of that statement and requires disclosure of the pro forma effect in interim financial statements. The Company adopted SFAS No. 148 for the fiscal year ended December 27, 2002, and the adoption did not have a material impact on the Company’s financial condition or results of operations. The Company plans to continue to account for its stock-based compensation under the recognition and measurement principles of APB Opinion No. 25. Accordingly, the alternative methods of transition provided under SFAS No. 148 are not expected to impact the Company. The quarterly disclosure provision of SFAS No. 148 for the first quarter of 2003 is included in Note 2, above.

In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, and results of operations of a VIE need to be included in a company’s consolidated financial statements. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders in a VIE. The provisions of FIN 46 are effective immediately for all VIEs created after January 31, 2003. For VIEs created before February 1, 2003, the provisions of FIN 46 must be adopted at the beginning of the first interim or annual reporting period beginning after June 15, 2003. While the Company is currently evaluating the potential impact of the adoption of FIN 46, the Company believes that it will not be subject to the consolidation or disclosure requirements of FIN 46.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

All assumptions, anticipations, expectations, and forecasts contained in the following discussion regarding our business, future products, business plans, financial results, performance, and future events are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially because of a number of risks and uncertainties. Some of these risks are detailed below in “FACTORS THAT MAY AFFECT FUTURE RESULTS” and elsewhere in this Form 10-Q. Forward-looking statements can be identified by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable words. Forward-looking statements also include the assumptions underlying or relating to any such statements. The forward-looking statements contained in this Form 10-Q represent a good-faith assessment of our future performance for which management believes there is a reasonable basis. We disclaim any obligation to update the forward-looking statements contained herein, except as may be otherwise required by law.

BUSINESS SEGMENTS SUMMARY (in thousands, except percentages)

	Quarter Ended
	03/28/03	As a % of Revenue	03/29/02	As a % of Revenue
Revenue
Storage products	$281,259	58.6%	$282,165	61.9%
Storage services	198,696	41.4	173,747	38.1

Total revenue	$479,955	100.0%	$455,912	100.0%

Cost of revenue
Storage products	$153,335		$160,816
Storage services	113,861		99,405

Total cost of revenue	$267,196		$260,221

Gross profit
Storage products	$127,924		$121,349
Storage services	84,835		74,342

Total gross profit	$212,759		$195,691

Gross profit margin
Storage products	45.5%		43.0%
Storage services	42.7%		42.8%
Total gross profit margin	44.3%		42.9%

Supplemental financial data-storage products revenue
Tape products	$215,888	76.7%	$227,167	80.5%
Disk products	37,345	13.3	20,035	7.1
Network products	19,635	7.0	18,378	6.5
Other	8,391	3.0	16,585	5.9

Total storage products revenue	$281,259	100.0%	$282,165	100.0%

FIRST QUARTER 2003 FINANCIAL OVERVIEW

We grew our revenue and earnings in the first quarter of 2003, compared to the first quarter of 2002, despite the continuing effects of the global economic downturn, depressed information technology spending, and recent geopolitical events. We continue to focus on providing our customers with integrated storage solutions that optimize their storage environments. We also continue to focus on reducing costs and expenses.

Our cash and cash equivalents increased from $657.6 million as of December 27, 2002, to $718.6 million as of March 28, 2003, a $61.0 million improvement. Our debt-to-capitalization ratio remains constant at 1%, and we continue to generate positive cash flows from operations.

REVENUE AND GROSS PROFIT MARGIN

Total revenue for the first quarter of 2003 was $480.0 million, an increase of 5% compared to the same period in 2002, due to increased revenue from the storage services segment. On a constant currency basis, eliminating the favorable currency impacts from a weakening dollar, first quarter 2003 total revenue decreased slightly compared to the same period in 2002. Total gross profit margin for the first quarter of 2003 was 44.3%, an increase of 1.4 points compared to the same period in 2002, due to higher gross profit margins from the storage products segment.

Storage Products

Our storage products revenue primarily consists of sales of tape products, disk products, and network products, including related software, for the mainframe and open-systems markets. The open-systems market consists of products designed to operate in the UNIX, NT, and other non-MVS operating environments.

Storage products revenue for the first quarter of 2003 was $281.3 million, basically unchanged compared to the same period in 2002. A 5% decrease in tape product revenue was offset by an 86% increase in disk product revenue. We believe the decline in tape product revenue is primarily attributable to the current global economic conditions and the associated weakness in information technology spending, as well as recent geopolitical events. The increase in disk product revenue is primarily the result of an increase in the number of units sold, and reflects the strength of our strategic alliance with LSI Logic Storage Systems, which was announced in January 2002. We continue to experience an increase in product revenue contribution from sales of open-systems tape and disk products. Storage products gross profit margin increased 2.5 points for the first quarter of 2003, compared to the same period in 2002, primarily due to our efforts to reduce product costs and improve inventory management.

Storage Services

Our storage services revenue primarily includes revenue associated with the maintenance and support of our storage products and third-party storage products, as well as professional services revenue associated with diverse storage consulting activities.

Storage services revenue increased 14% during the first quarter of 2003 compared to the same period in 2002. The growth in service revenue was driven basically by an expanded effort to sell services that help customers successfully manage their storage requirements. A portion of the increase was also due to the secondary storage services agreement with EDS, which began at the end of the first quarter of 2002. Storage services gross profit margin was 42.7% for the first quarter of 2003, basically unchanged compared to the same period in 2002.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development costs decreased 7% during the first quarter of 2003, compared to the same period in 2002. Research and product development costs as a percentage of revenue for the first quarter of 2003 were 11% compared to 12% for the same period in 2002. The decrease is primarily due to engineering initiatives designed to improve research and product development productivity, increase strategic alignment, and eliminate non-essential spending, as well as reduced spending on engineering prototypes. We continue to evaluate and prioritize research and product development programs to maximize our return on investment, and our research and product development activities focus on the core businesses of tape products, virtual storage, SAN products, and related services.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general, and administrative expense (SG&A) increased 5% during the first quarter of 2003, compared to the same period in 2002, primarily due to investments made in the sales and marketing areas of our business. These investments are focused on expanding sales coverage in the growing open-systems environment. As a percentage of revenue, SG&A was unchanged from the first quarter of 2002. In light of the prolonged economic downturn, we are continuing our efforts to control discretionary spending and identify new opportunities to drive increased profitability.

INTEREST INCOME AND EXPENSE

Interest income increased $392,000 in the first quarter of 2003, compared to the same period in 2002, primarily due to an increase in cash available for investment. Interest expense was basically unchanged during the first quarter of 2003, compared to the same period in 2002.

INCOME TAXES

Our effective tax rate was 30% for the first quarter of 2003, compared to 32% for the same period in 2002. The decrease in the effective tax rate is primarily due to the continued realization of benefits associated with our global manufacturing and distribution strategy.

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, we have determined that we will more likely than not realize $213.5 million of deferred income tax assets as of March 28, 2003. Our valuation allowance of approximately $23.3 million as of March 28, 2003, relates principally to foreign net operating loss carryforwards.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 27, 2002. We have made no changes to those policies for the quarter ended March 28, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 8 of “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,” included in Item 1 of this Form 10-Q, which information is incorporated by reference into this Item 2.

LIQUIDITY AND CAPITAL RESOURCES

Internal Sources of Liquidity

Our cash balance increased $61.0 million during the first quarter of 2003 primarily as a result of cash flows generated by our operations. Our operating activities provided cash of $63.2 million during the first quarter of 2003, compared to cash of $120.0 million generated from operations during the same period in 2002. The decrease in cash generated from operations during the first quarter of 2003, compared to the same period in 2002, was primarily due to a higher level of inventory purchases, as well as a shift in the timing of payments resulting from our lean manufacturing initiatives. Cash used in investing activities decreased to $11.4 million during the first quarter of 2003 from $18.2 million during the first quarter of 2002, primarily due to increased proceeds from the sale of property, plant, and equipment. Our financing activities provided $12.4 million of cash during the first quarter of 2003, primarily due to proceeds from employee stock plans. Our financing activities used $70.8 million of cash during the first quarter of 2002, primarily due to the repayment of borrowings under our credit facilities.

We expect that cash flows from operations will continue to serve as our principal source of working capital. Cash flows from operations could be negatively impacted by a decrease in demand for our products and services as a result of rapid technological changes and other risks described under “FACTORS THAT MAY AFFECT FUTURE RESULTS.”

External Sources of Liquidity

We have a $150.0 million revolving credit facility (the Revolver) that expires in October 2004. The interest rates for borrowing under the Revolver are dependent on our Total Debt to rolling four quarter Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA) ratio and the term of the outstanding borrowing. The rate ranges from the applicable LIBOR plus 1.75% to 2.50% or the agent bank’s base rate plus 0.00% to 0.50%. We pay a 0.50% per annum commitment fee on any unused borrowings. We had no outstanding borrowings under the Revolver as of March 28, 2003. The Revolver is secured by our U.S. accounts receivable and U.S. inventory, and contains certain financial and other covenants, including restrictions on the payment of cash dividends on our common stock.

Our debt-to-capitalization ratio was 1% as of March 28, 2003. See “Internal Sources of Liquidity” above for a discussion of cash sources and uses.

INTERNATIONAL OPERATIONS

International operations accounted for approximately 54% of our revenue during the first quarter of 2003 compared to 48% during the same period of 2002. We also sell products through U.S. indirect distribution channels that have end-user customers located outside the United States. We expect that we will continue to generate a significant portion of our revenue from international operations. See “We may be materially affected by the risks of conducting business outside the United States” under “FACTORS THAT MAY AFFECT FUTURE RESULTS” for a discussion of the risks associated with international operations.

The majority of our international operations involve transactions denominated in the local currencies of countries within western Europe, principally Germany, France, and the United Kingdom; Australia; Canada; Japan; and South Korea. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by our international operations. As a result, our operating and financial results can be materially affected by fluctuations in foreign currency exchange rates. In an attempt to mitigate the impact of foreign currency fluctuations, we employ a foreign currency hedging program. See “MARKET RISK MANAGEMENT” below.

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

A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate sensitive instruments held as of March 28, 2003, and as of December 27, 2002, would result in a hypothetical loss in fair value of approximately $50.0 million and $64.5 million, respectively. The decrease in the hypothetical loss is primarily due to a decrease in outstanding derivatives used to hedge net monetary assets. These hypothetical losses do not take our underlying international operations into consideration. We anticipate that any hypothetical loss associated with our foreign currency exchange rate sensitive instruments would be substantially offset by gains associated with our underlying international operations.

Interest Rate Risk

Changes in interest rates affect interest income earned on our cash investments, as well as interest expense on short-term borrowings. A hypothetical 10% adverse movement in interest rates applied to cash investments and short-term borrowings as of March 28, 2003, and December 27, 2002, would not have a material adverse effect on our financial condition, results of operations, or cash flows.

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

We may be materially affected by a decrease in demand for our tape products or by an inability to maintain key competitive advantages in tape

In the first quarter of 2003, approximately 77% of our storage products revenue was generated by sales of our tape products. Tape products also generate a significant portion of our storage services revenue. If overall demand for tape storage products declines, or if we lose market share in tape, our financial condition and results of operations could be materially affected.

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

We may be materially affected by aggressive competition

The data storage industry is highly competitive, and customers make their decisions based on a number of competitive factors, including the following:

  Functionality
  Technology
  Performance
  Reliability
  System scalability
  Price
  Quality
  Product availability
  Customer service
  Brand recognition

We must address each of these factors effectively in order to successfully compete. If we are unable to adapt our products and services to changes in these competitive factors, we may lose market share to our competitors.

In order to grow revenue in the future, it is critical that we execute on our Information Lifecycle Management (ILM) strategy by continuing to capitalize on our ability to deliver complete storage solutions to satisfy customer storage requirements. Our ILM strategy requires that we successfully integrate the sale of products and services. Our ability to compete is significantly dependent upon the successful rollout of our ILM strategy. We achieved some initial success during 2002 in our efforts to address customer storage needs by focusing on the delivery of storage solutions that include a combination of tape, disk, and network products, together with the associated services. This success continued during the first quarter of 2003, resulting in increased revenue contributions from disk products, network products, and services. We cannot provide any assurance that we will successfully execute our ILM strategy or that this strategy will successfully address the significant competition in the data storage industry.

We may be materially affected by our ability to grow our indirect channels successfully

We are continually developing our indirect distribution channels, including original equipment manufacturers (OEMs), value-added distributors (VADs), value-added resellers (VARs), and other distributors. Indirect channels sales contributed approximately 50% of our total product revenue in the first quarter of 2003, compared to 47% in the same period in 2002. Increasing our sales through these indirect channels is critical to expanding our reach into the growing open-systems market. Successfully managing the interaction of our direct and indirect channel efforts to effectively reach all the potential customer segments for our products and services is a complex process. We cannot provide any assurance that we will be successful in expanding our indirect channel sales. Our ability to forecast future demand for our products may be adversely affected by unforeseen changes in demand from our indirect channel partners. Maintenance revenue also may be adversely affected in future periods to the extent that customers of our indirect channel partners elect to purchase maintenance services from our competitors. Our financial results may also be negatively affected if the financial condition of one or more of our channel partners weakens or if the current economic downturn continues.

We may be materially affected by the risks associated with expanding our service offerings

Services contributed approximately 41% of our total revenue in the first quarter of 2003, compared to 38% for the same period in 2002. This growth was driven by new service offerings such as storage consulting services, implementation services, and storage management services. The development and delivery of these new services are critical to the success of our plan to deliver complete storage solutions to our customers. We must ensure that service professionals have the necessary skill sets, experience, tools, and training to support these new service offerings. Any failure to properly develop or deliver our new and existing service offerings could have a material adverse effect on our financial condition and results of operations.

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

HDL is located in the People’s Republic of China (PRC). Our dependence on HDL is subject to additional risks beyond those associated with other sole source suppliers, including the lack of a well-established court system or acceptance of the rule of law in the PRC, the degree to which the PRC permits economic reform policies to continue, the political relationship between the PRC and the United States, broader political and economic factors, and the impact of the recent outbreak of the Severe Acute Respiratory Syndrome (SARS) virus. To date, we have not experienced any material problems securing key components from HDL; however, we cannot provide any assurance that we will not experience material problems in the future.

We may be materially affected by a failure to obtain quality parts and components in a timely manner or by a failure to effectively manage inventory levels

We generally use standard parts and components for our products and believe that there are a number of alternative, competent vendors for most of those parts and components. Certain suppliers have experienced occasional technical, financial, or other problems that have delayed deliveries in the past. An unanticipated failure of suppliers to meet our requirements for an extended period, or the inability to secure comparable components in a timely manner, could result in a shortage of key components or products, longer lead times, reduced control over production and delivery schedules, and an inability to fulfill customer orders in a timely manner. In addition, if SARS is not contained, our ability to obtain parts and components for our products may be materially adversely affected.

We have implemented various lean manufacturing initiatives to help us manage our inventory levels. As we continue to move toward a lean manufacturing environment, we will become increasingly dependent on a limited supplier base to deliver quality parts and components in a timely manner. A supplier’s inability to deliver parts and components on a timely basis, or our failure to effectively manage inventory levels, could have a material adverse effect on our financial condition and results of operations.

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

Our gross profit margin may be materially affected by product mix, channel mix, and resale of third-party products

We provide a variety of solutions to meet customer needs, including tape, disk, and network products along with associated services. Our products and services contribute varying gross profit margins, and the gross margin earned on a customer’s total solution is dependent on the amounts and types of products or services involved. We cannot provide any assurance that our future gross profit margin will be similar to our historical gross profit margin.

We market our solutions through a combination of a direct sales organization and indirect channel partners. Direct sales to the end-user customer usually result in higher gross profit margins than indirect channel sales. We cannot provide any assurance that changes in our channel mix will not have a material impact on gross profit margin in the future.

Pressure on our disk product gross profit margins is expected to increase as our disk revenue shifts from our enterprise-class products to open-systems products developed and manufactured by LSI. We continue to increase the amount of third-party products sold, and our gross profit margin may be adversely affected as third-party products become a larger portion of our total storage solutions. We may also be at a cost disadvantage in acquiring third-party products that are manufactured by competitors.

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

  Hardware and software design flaws
  Product development delays
  Changes in data storage technology
  Changes in operating systems
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

  Excess or obsolete inventory
  Insufficient inventory or manufacturing capacity to meet customer demand
  Delayed customer purchases
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

We may be materially affected if we are unable to attract, retain, and motivate key employees

Our future success depends in large part on our ability to attract, retain, and motivate our key employees. We face significant competition for individuals who possess the skills required to sell our products and services, as well as design, develop, manufacture, service, and market those products and services. An inability to successfully attract, retain, and motivate these employees could have an adverse effect on our future financial condition and results of operations.

We may be materially affected by the risks of conducting business outside the United States

Our international business may be affected by changes in demand resulting from global and localized economic, business, and political conditions. We are subject to the risks of conducting business outside the United States, including the following risks:

  Adverse political and economic conditions
  Impositions of tariffs or quotas
  Changes in laws or regulations
  Difficulty in obtaining export licenses
  Potentially adverse tax or labor laws
  The burdens of complying with a variety of foreign laws
  Longer payment cycles typically associated with international sales
  Other factors outside our control

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required under this Item 3 is included in the section above entitled “MARKET RISK MANAGEMENT.”

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14 promulgated under the Securities Exchange Act of 1934, within 90 days of the filing date of this report. Based on their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART II

ITEM 1 — LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 4 of “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,” included in Part 1, Item 1, of this Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated by reference into this Quarterly Report on Form 10-Q:

3.1	Restated Certificate of Incorporation of Storage Technology Corporation dated July 28, 1987 (previously filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.2	Certificate of Amendment dated May 22, 1989, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.3	Certificate of Second Amendment dated May 28, 1992, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.4	Certificate of Third Amendment dated May 21, 1999, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 1999, filed on August 9, 1999, and incorporated herein by reference)

3.5	Restated Bylaws of Storage Technology Corporation, as amended through November 16, 2002 (previously filed as Exhibit 3.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

4.1	Specimen Certificate of Common Stock, $0.10 par value of Registrant (previously filed as Exhibit (c)(2) to the Company's Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference)

10.1(1)(2)	Storage Technology Corporation Amended and Restated 1987 Employee Stock Purchase Plan, as amended through March 6, 2003

10.2(1)	Storage Technology Corporation Amended and Restated 1995 Equity Participation Plan (previously filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.3(1)	Storage Technology Corporation Management by Objective Bonus Plan (previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.4(1)	Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)

10.5(1)	Storage Technology Corporation Flexible Option Plan, dated December 2001 (previously filed as Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10.6(1)	Agreement between the Company and Gary Francis, dated August 19, 1997 (previously filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1997, filed on March 6, 1998, and incorporated herein by reference)

10.7(1)	CEO Employment Agreement, dated July 11, 2000, between the Company and Patrick J. Martin (previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, filed on August 11, 2000, and incorporated herein by reference)

10.8(1)	Severance Agreement, dated as of July 1, 2001, between the Company and Robert S. Kocol (previously filed as Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.9(1)	Restricted Stock Award Agreement, dated as of September 27, 2001, by and between the Company and Robert S. Kocol (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10.10(1)	Offer Letter, dated May 10, 2001, from the Company to Michael McLay (previously filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.11(1)	Offer Letter, dated February 9, 2001, from the Company to Jill F. Kenney (previously filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.12(1)	Offer Letter, dated February 9, 2001, from the Company to Roger Gaston (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.13(1)	Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $390,000 (previously filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.14(1)	Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $160,000 (previously filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.15(1)	Form of LEAP Participation Agreement, dated April 30, 2001 (previously filed as Exhibit 10.25 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.16(1)	Offer Letter, dated July 16, 2001, from the Company to Roy Perry (previously filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.17(1)	Offer Letter, dated June 27, 2001, from the Company to Angel Garcia (previously filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.18(1)	Offer Letter, dated December 10, 2001, between the Company and Thomas Major (previously filed as Exhibit 10.20 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10.19(1)	Letter Agreement, dated July 31, 2001, between the Company and Pierre Cousin (previously filed as Exhibit 10.21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10.20	Credit Agreement, dated as of October 10, 2001, among the Company, the several financial institutions thereto, Bank of America, N.A., as letter of credit issuing bank and sole administrative agent for the Banks, Key Corporate Capital, Inc. as Documentation Agent, Fleet National Bank as Syndication Agent, and Banc of America Securities LLC as sole lead arranger and sole book manager (previously filed as Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.21	Security Agreement, dated as of October 10, 2001, by and among the Company, Bank of America, N.A., as Collateral Agent for itself and other Secured Parties referred to therein (previously filed as Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.22	Guaranty, dated as of October 10, 2001, by StorageTek Holding Corporation, in favor of the Banks party to a certain Credit Agreement and Bank of America, N.A., as Agent and Issuing Bank and Collateral Agent (previously filed as Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.23(1)	Form of Executive Severance Agreement (previously filed as Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.24	Master Services Agreement (MSA), between each of the Company, Electronic Data Systems Corporation, and EDS Information Services L.L.C., dated as of April 1, 2002 (previously filed as Exhibit 10.33 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.25	Authorization Letter #1 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.34 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.26	Authorization Letter #2 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.27	Master Secondary Storage Services Agreement, between the Company and Electronic Data Systems Corporation, dated March 29, 2002 (previously filed as Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.28(1)	Offer Letter, dated June 25, 2002, between the Company and Mark Roellig (previously filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2002, filed on August 12, 2002, and incorporated herein by reference)

10.29(1)	Extension Agreement, dated August 28, 2002, between the Company and Pierre Cousin (previously filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2002, filed on November 12, 2002, and incorporated herein by reference)

10.30(1)	Extension Agreement, dated September 30, 2002, between the Company and Pierre Cousin (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2002, filed on November 12, 2002, and incorporated herein by reference)

10.31(1)	Form of Indemnification Agreement, dated as of November 22, 2002, between the Company and each director (previously filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.32(1)	Storage Technology Corporation 1993 Non-Statutory Stock Option Plan (previously filed as Exhibit 10.32 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.33(1)	Offer Letter, dated November 12, 2002, between the Company and Pierre Cousin (previously filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.34(1)	Agreement, dated December 1, 2002, between the Company and Pierre Cousin (previously filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.35(1)(2)	CEO Employment Agreement, dated July 11, 2000, and revised February 12, 2003, between the Company and Patrick J. Martin

10.36(1)(2)	Amended and Restated CEO Employment Agreement, dated March 27, 2003, between the Company and Patrick J. Martin

10.37(1)(2)	Form of Executive Agreement, dated as of February 12, 2003, between the Company and each executive officer

99.1(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Contract or compensatory plan or arrangement in which directors and/or officers participate

(2) Indicates exhibit filed with this Quarterly Report on Form 10-Q

(b)     Reports on Form 8-K.

Current report on Form 8-K, filed on January 7, 2003, relating to an Item 9, Regulation FD Disclosure, regarding a press release issued by the Company announcing higher-than-anticipated fourth quarter 2002 financial results

Current report on Form 8-K, filed on January 10, 2003, relating to an Item 9, Regulation FD Disclosure, regarding a press release issued by the Company announcing that the Chief Financial Officer had presented certain information at the Needham Growth Conference in New York

Current report on Form 8-K, filed on January 23, 2003, relating to an Item 9, Regulation FD Disclosure, regarding an announcement by the Company of its results of operations for the fiscal quarter and fiscal year ended December 27, 2002, including a copy of the script of the prepared remarks of the Company’s Chief Executive Officer and Chief Financial Officer from a conference call regarding such results of operation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2003 —————————————— (Date) May 8, 2003 —————————————— (Date)	STORAGE TECHNOLOGY CORPORATION
(Registrant)

/s/ ROBERT S. KOCOL
——————————————
Robert S. Kocol
Corporate Vice President
and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS G. ARNOLD
——————————————
Thomas G. Arnold
Vice President and Corporate Controller
(Principal Accounting Officer)

CERTIFICATIONS

I, Patrick J. Martin, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Storage Technology Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ PATRICK J. MARTIN
——————————————
Patrick J. Martin
Chairman, President and CEO

I, Robert S. Kocol, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Storage Technology Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ ROBERT S. KOCOL
——————————————
Robert S. Kocol
Corporate Vice President, Chief Financial Officer