Form 10-Q
period 2003-06-27
STORAGE TECHNOLOGY CORP
filed 2003-08-08
CIK 94673

Use these links to rapidly review the document
Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2003
or
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

The registrant had 109,543,525 shares of common stock outstanding as of August 4, 2003.

STORAGE TECHNOLOGY CORPORATION
INDEX TO FORM 10-Q
June 27, 2003

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	06/27/03	12/27/02
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$806,153	$657,599
Accounts receivable	491,373	566,863
Inventories	122,334	133,275
Deferred income tax assets	115,245	99,246
Other current assets	5,349	7,256

Total current assets	1,540,454	1,464,239
Property, plant, and equipment	221,419	240,021
Spare parts for maintenance	44,333	39,346
Deferred income tax assets	102,200	114,002
Other assets	124,906	118,532

Total assets	$2,033,312	$1,976,140

LIABILITIES
Current liabilities:
Current portion of long-term debt	$989	$773
Accounts payable	100,393	135,348
Accrued liabilities	421,115	421,511
Income taxes payable	222,534	215,240
Other current liabilities	39,795	35,144

Total current liabilities	784,826	808,016
Long-term debt	10,794	10,361

Total liabilities	795,620	818,377

Commitments and Contingencies (Note 4)

STOCKHOLDERS’ EQUITY
Common stock, $0.10 par value, 300,000,000 shares authorized; 109,526,407 shares issued at June 27, 2003, and 106,849,329 shares issued at December 27, 2002	10,953	10,685
Capital in excess of par value	958,129	908,100
Retained earnings	306,720	260,160
Accumulated other comprehensive loss	(16,366)	(9,584)
Treasury stock, 260,496 shares at June 27, 2003, and 238,276 shares at December 27, 2002, at cost	(4,949)	(4,444)
Unearned compensation	(16,795)	(7,154)

Total stockholders’ equity	1,237,692	1,157,763

Total liabilities and stockholders’ equity	$2,033,312	$1,976,140

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Quarter Ended		Six Months Ended
	06/27/03	06/28/02	06/27/03	06/28/02
Revenue:
Storage products	$313,150	$299,879	$594,409	$582,044
Storage services	214,113	192,050	412,809	365,797

Total revenue	527,263	491,929	1,007,218	947,841

Cost of revenue:
Storage products	169,154	169,492	322,489	330,308
Storage services	120,443	104,890	234,304	204,295

Total cost of revenue	289,597	274,382	556,793	534,603

Gross profit	237,666	217,547	450,425	413,238
Research and product development costs	50,522	54,526	100,983	109,031
Selling, general, and administrative expense	146,206	136,998	287,023	270,994

Operating profit	40,938	26,023	62,419	33,213
Interest income	2,566	2,552	5,008	4,602
Interest expense	(398)	(545)	(867)	(1,028)

Income before income taxes	43,106	28,030	66,560	36,787
Provision for income taxes	(13,000)	(8,900)	(20,000)	(11,700)

Net income	$30,106	$19,130	$46,560	$25,087

EARNINGS PER COMMON SHARE
Basic earnings per common share	$0.28	$0.18	$0.43	$0.24

Weighted-average shares	107,653	105,009	107,172	104,720

Diluted earnings per common share	$0.27	$0.18	$0.42	$0.23

Weighted-average and dilutive potential shares	110,193	107,510	109,659	107,479

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	06/27/03	06/28/02
OPERATING ACTIVITIES
Cash received from customers	$1,105,851	$1,006,002
Cash paid to suppliers and employees	(969,659)	(828,878)
Interest received	4,583	4,183
Interest paid	(675)	(844)
Income tax (paid) refunded	(7,360)	10,289

Net cash provided by operating activities	132,740	190,752

INVESTING ACTIVITIES
Purchases of property, plant, and equipment	(20,643)	(75,512)
Proceeds from sale of property, plant, and equipment	3,706	177
Other assets	(774)	(13,138)

Net cash used in investing activities	(17,711)	(88,473)

FINANCING ACTIVITIES
Repayments of credit facilities, net	--	(73,401)
Proceeds from employee stock plans	32,456	14,047
Proceeds from other debt	650	1,107
Repayments of other debt	(1,122)	(1,637)

Net cash provided by (used in) financing activities	31,984	(59,884)

Effect of exchange rate changes on cash	1,541	(6,856)

Increase in cash and cash equivalents	148,554	35,539
Cash and cash equivalents - beginning of the period	657,599	453,217

Cash and cash equivalents - end of the period	$806,153	$488,756

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income	$46,560	$25,087
Depreciation and amortization expense	42,639	47,439
Inventory writedowns	11,204	21,338
Translation (gain) loss	11,070	(1,512)
Other non-cash adjustments to income	(10,978)	(1,964)
Decrease in accounts receivable	98,633	58,161
Increase in other current assets	(1,189)	(4,109)
(Increase) decrease in inventories	(3,763)	30,909
Increase in spare parts	(7,433)	(11,599)
Increase (decrease) in deferred income tax assets	(3,352)	993
Increase (decrease) in accounts payable	(37,126)	20,107
Decrease in accrued liabilities	(15,925)	(19,099)
Increase (decrease) in other current liabilities	(8,242)	4,405
Increase in income taxes payable	10,642	20,596

Net cash provided by operating activities	$132,740	$190,752

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Quarter Ended		Six Months Ended
	06/27/03	06/28/02	06/27/03	06/28/02
Net income	$30,106	$19,130	$46,560	$25,087

Other comprehensive loss, net of tax:
Unrealized gain on marketable securities:
Holding gain, net of tax expense of $152, $0, $565, and $0	354	--	1,317	--
Reclassification adjustment for net gains included in net income, net of tax expense of $534, $0, $534, and $0	(1,245)	--	(1,245)	--
Foreign currency hedging contracts:
Net loss on foreign currency cash flow hedges, net of tax benefit of $5,626, $11,739, $8,662, and $11,753	(9,025)	(18,831)	(13,895)	(18,854)
Reclassification adjustment for net losses (gains) included in net income, net of tax benefit (expense) of $2,974, $(1,143), $4,389, and $(2,005)	4,771	(1,833)	7,041	(3,217)

Other comprehensive loss, net of tax	(5,145)	(20,664)	(6,782)	(22,071)

Comprehensive income (loss)	$24,961	$(1,534)	$39,778	$3,016

        The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PREPARATION

The accompanying interim consolidated financial statements of Storage Technology Corporation and its wholly owned subsidiaries (StorageTek or the Company) have been prepared on substantially the same basis as the Company’s annual consolidated financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 27, 2002. In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary for the fair presentation of results for the periods presented, and such adjustments are of a normal, recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	06/27/03	06/28/02	06/27/03	06/28/02
Net income, as reported	$30,106	$19,130	$46,560	$25,087

Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,158	592	1,918	1,075

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(6,053)	(6,153)	(10,829)	(11,884)

Pro forma net income	$25,211	$13,569	$37,649	$14,278

Earnings per share:
Basic, as reported	$0.28	$0.18	$0.43	$0.24
Basic, pro forma	$0.23	$0.13	$0.35	$0.14

Diluted, as reported	$0.27	$0.18	$0.42	$0.23
Diluted, pro forma	$0.23	$0.13	$0.35	$0.13

NOTE 3 – INVENTORIES

Inventories, net of associated reserves, consist of the following (in thousands):

	06/27/03	12/27/02
Raw materials	$23,103	$22,095
Work-in-process	31,319	40,344
Finished goods	67,912	70,836

	$122,334	$133,275

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

NOTE 5 – FINANCING ARRANGEMENTS

Effective July 31, 2003, the Company reduced its existing $150.0 million revolving credit facility (the Revolver) to $75.0 million. The Revolver expires in October 2004. The interest rates for borrowing under the Revolver are dependent on the Company’s Total Debt to rolling four quarter Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA) ratio and the term of the outstanding borrowing. The rate ranges from the applicable LIBOR plus 1.75% to 2.50% or the agent bank’s base rate plus 0.00% to 0.50%. The Company pays a 0.50% per annum commitment fee on any unused borrowings. The Company had no outstanding borrowings under the Revolver as of June 27, 2003. The Revolver is secured by the Company’s U.S. accounts receivable and U.S. inventory, and contains certain financial and other covenants, including restrictions on the payment of cash dividends on the Company’s common stock.

NOTE 6 – OPERATIONS OF BUSINESS SEGMENTS

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

	Quarter Ended		Six Months Ended
	06/27/03	06/28/02	06/27/03	06/28/02
Revenue:
Storage products	$313,150	$299,879	$594,409	$582,044
Storage services	214,113	192,050	412,809	365,797

Total revenue	$527,263	$491,929	$1,007,218	$947,841

Gross profit:
Storage products	$143,996	$130,387	$271,920	$251,736
Storage services	93,670	87,160	178,505	161,502

Total gross profit	$237,666	$217,547	$450,425	$413,238

The following table provides supplemental financial data regarding revenue from the Company’s storage products segment (in thousands):

	Quarter Ended		Six Months Ended
	06/27/03	06/28/02	06/27/03	06/28/02
Tape products	$235,685	$235,597	$451,573	$462,764
Disk products	42,068	35,227	79,413	55,262
Network products	22,441	18,387	42,077	36,765
Other	12,956	10,668	21,346	27,253

Total storage products revenue	$313,150	$299,879	$594,409	$582,044

NOTE 7 – EARNINGS PER COMMON SHARE

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	06/27/03	06/28/02	06/27/03	06/28/02
Net income	$30,106	$19,130	$46,560	$25,087

Weighted average common shares outstanding:
Basic	107,653	105,009	107,172	104,720
Effect of dilutive common stock
equivalents	2,540	2,501	2,487	2,759

Diluted	110,193	107,510	109,659	107,479

Earnings per common share:
Basic	$0.28	$0.18	$0.43	$0.24
Diluted	$0.27	$0.18	$0.42	$0.23

For the quarters ended June 27, 2003, and June 28, 2002, options to purchase 737,281 and 4,580,480 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company’s common stock, and therefore, the effect would have been antidilutive. For the six months ended June 27, 2003, and June 28, 2002, options to purchase 1,518,325 and 4,409,426 shares of common stock, respectively, were excluded from the computation of diluted earnings per share for the same reason.

NOTE 8 – INDEMNIFICATIONS AND WARRANTIES

Financial Accounting Standards Board Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires that a liability be recorded in the guarantor’s balance sheet upon issuance of certain guarantees. FIN 45 also requires additional disclosures about the guarantees an entity has issued, including a rollforward of the entity’s product warranty liabilities.

In the normal course of business, the Company is party to a variety of agreements under which it may be obligated to indemnify the other party for certain matters. These obligations typically arise in contracts where the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations or covenants for certain matters such as title to assets and intellectual property rights associated with the sale of products. The Company also has indemnification obligations to its officers and directors. The duration of these indemnifications varies, and in certain cases, is indefinite. In each of these circumstances, payment by the Company depends upon the other party making an adverse claim according to the procedures outlined in the particular agreement, which procedures generally allow the Company to challenge the other party’s claims. In certain instances, the Company may have recourse against third parties for payments made by the Company.

The Company is unable to reasonably estimate the maximum potential amount of future payments under these or similar agreements due to the unique facts and circumstances of each agreement and the fact that certain indemnifications provide for no limitation to the maximum potential future payments under the indemnification. The Company has not recorded any liability for these indemnifications in the accompanying consolidated balance sheets; however, the Company does accrue losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is both probable and reasonably estimable.

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

	Six Months Ended
	06/27/03	06/28/02
Balance at beginning of period	$41,155	$34,242
Accruals for warranties issued	22,053	20,289
Adjustments to warranties	4,111	848
Amortization	(23,094)	(20,007)

Balance at end of period	$44,225	$35,372

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

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

BUSINESS SEGMENTS SUMMARY (in thousands, except percentages)

	Quarter Ended		Six Months Ended
	06/27/03	06/28/02	06/27/03	06/28/02
Revenue
Storage products	$313,150	$299,879	$594,409	$582,044
Storage services	214,113	192,050	412,809	365,797

Total revenue	$527,263	$491,929	$1,007,218	$947,841

Cost of revenue
Storage products	$169,154	$169,492	$322,489	$330,308
Storage services	120,443	104,890	234,304	204,295

Total cost of revenue	$289,597	$274,382	$556,793	$534,603

Gross profit
Storage products	$143,996	$130,387	$271,920	$251,736
Storage services	93,670	87,160	178,505	161,502

Total gross profit	$237,666	$217,547	$450,425	$413,238

Gross profit margin
Storage products	46.0%	43.5%	45.7%	43.3%
Storage services	43.7%	45.4%	43.2%	44.2%
Total gross profit margin	45.1%	44.2%	44.7%	43.6%

Supplemental financial data - storage products revenue
Tape products	$235,685	$235,597	$451,573	$462,764
Disk products	42,068	35,227	79,413	55,262
Network products	22,441	18,387	42,077	36,765
Other	12,956	10,668	21,346	27,253

Total storage products revenue	$313,150	$299,879	$594,409	$582,044

SECOND QUARTER 2003 FINANCIAL OVERVIEW

We increased revenue and earnings in the second quarter of 2003, compared to the second quarter of 2002, despite the continuing effects of the global economic downturn and depressed information technology spending. We continue to focus on providing our customers with integrated storage solutions that optimize their storage environments. We also continue to focus on reducing costs and expenses.

Our cash and cash equivalents increased from $657.6 million as of December 27, 2002, to $806.2 million as of June 27, 2003, a $148.6 million increase. Our debt-to-capitalization ratio remains constant at 1%, and we continue to generate positive cash flows from operations.

REVENUE AND GROSS PROFIT MARGIN

Total revenue for the second quarter of 2003 was $527.3 million, an increase of 7% compared to the same period in 2002. Total revenue for the first six months of 2003 was $1.0 billion, an increase of 6% compared to the same period in 2002. These increases were primarily due to favorable foreign currency fluctuations, as well as increased revenue from the storage services segment. Total gross profit margin for the second quarter of 2003 was 45.1%, an increase from 44.2% for the same period in 2002. Total gross profit margin for the first six months of 2003 was 44.7%, an increase from 43.6% for the same period in 2002. These increases were primarily due to higher gross profit margins from the storage products segment.

Storage Products

Our storage products revenue primarily consists of sales of tape products, disk products, and network products, including related software, for the mainframe and open-systems markets. The open-systems market consists of products designed to operate in the UNIX, NT, and other non-MVS operating environments.

Storage products revenue increased 4% and 2% for the second quarter and first six months of 2003, respectively, compared to the same periods in 2002, primarily due to increases in disk and network product revenue. The increase in disk product revenue is primarily the result of an increase in the amount of storage capacity we sold, and reflects the continued strength of our open-systems disk offerings. We also continue to experience an increase in product revenue contribution from sales of open-systems tape products. Storage products gross profit margin increased from 43.5% and 43.3% for the second quarter and first six months of 2002, respectively, to 46.0% and 45.7% for the same periods in 2003, primarily due to our efforts to reduce product costs and improve inventory management.

Storage Services

Our storage services revenue primarily consists of revenue associated with the maintenance and support of StorageTek products and third-party storage products, as well as professional services revenue associated with various storage consulting activities.

Storage services revenue increased 11% and 13% during the second quarter and first six months of 2003, respectively, compared to the same periods in 2002. The growth in service revenue was driven by both increased maintenance and professional services revenue. Storage services gross profit margin decreased to 43.7% and 43.2% for the second quarter and first six months of 2003, respectively, from 45.4% and 44.2% for the same periods in 2002, primarily as a result of an increasing revenue contribution from professional services, which typically carry lower margins.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development costs decreased 7% during the second quarter and first six months of 2003, compared to the same periods in 2002. Research and product development costs as a percentage of revenue were 10% for the second quarter and first six months of 2003. This percentage compares to 11% for the second quarter of 2002 and 12% for the first six months of 2002. The decrease is primarily due to engineering initiatives designed to improve research and product development productivity, increase strategic alignment, and eliminate non-essential spending. We continue to evaluate and prioritize research and product development programs to maximize our return on investment. Our research and product development activities focus on tape and disk products, virtual storage, storage area network (SAN) products, and related services.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general, and administrative expense (SG&A) increased 7% and 6% during the second quarter and first six months of 2003, respectively, compared to the same periods in 2002, primarily due to the unfavorable impacts of foreign currency movements on the operating expenses of our international operations. As a percentage of revenue, SG&A was basically unchanged from the second quarter and first six months of 2002. In light of the prolonged economic downturn, we are continuing our efforts to control discretionary spending and identify new opportunities to drive increased profitability. We continue to make investments in the sales and marketing areas of our business. These investments are principally focused on expanding sales coverage in the growing open-systems environment.

INCOME TAXES

Our effective tax rate was 30% for the second quarter and first six months of 2003, compared to 32% for the same periods in 2002. The decrease in the effective tax rate is primarily due to the continued realization of benefits associated with our global manufacturing and distribution strategy.

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, we have determined that we will more likely than not realize $217.4 million of deferred income tax assets as of June 27, 2003. Our valuation allowance of approximately $24.6 million as of June 27, 2003, relates principally to foreign net operating loss carryforwards.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 27, 2002. We have made no changes to those policies during the six months ended June 27, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 9 of “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,” included in Item 1 of this Form 10-Q, which information is incorporated by reference into this Item 2.

LIQUIDITY AND CAPITAL RESOURCES

Internal Sources of Liquidity

Our cash balance increased $148.6 million during the first six months of 2003 primarily as a result of cash flows generated by our operations. Our operating activities provided cash of $132.7 million during the first six months of 2003, compared to cash of $190.8 million generated from operations during the same period in 2002. The decrease in cash generated from operations during the first six months of 2003, compared to the same period in 2002, was primarily due to a higher level of inventory purchases in 2003, as well as a shift in the timing of payments resulting from our lean manufacturing initiatives in 2002. Cash used in investing activities decreased to $17.7 million during the first six months of 2003 from $88.5 million during the first six months of 2002, primarily due to a $52.2 million payment for the purchase of equipment from Electronic Data Systems Corporation in 2002. Our financing activities provided $32.0 million of cash during the first six months of 2003, primarily related to proceeds from employee stock plans. Cash used in financing activities was $59.9 million during the first six months of 2002, primarily as a result of the repayment of borrowings under our credit facilities during the first six months of 2002, partially offset by proceeds from employee stock plans.

We expect that cash flows from operations will continue to serve as our principal source of working capital. Cash flows from operations could be negatively impacted by a decrease in demand for our products and services as a result of rapid technological changes and other risks described under “FACTORS THAT MAY AFFECT FUTURE RESULTS.”

External Sources of Liquidity

Effective July 31, 2003, we decided to reduce our existing $150.0 million revolving credit facility (the Revolver) to $75.0 million. The Revolver expires in October 2004. The interest rates for borrowing under the Revolver are dependent on our Total Debt to rolling four quarter Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA) ratio and the term of the outstanding borrowing. The rate ranges from the applicable LIBOR plus 1.75% to 2.50% or the agent bank’s base rate plus 0.00% to 0.50%. We pay a 0.50% per annum commitment fee on any unused borrowings. We had no outstanding borrowings under the Revolver as of June 27, 2003. The Revolver is secured by our U.S. accounts receivable and U.S. inventory, and contains certain financial and other covenants, including restrictions on the payment of cash dividends on our common stock.

Our debt-to-capitalization ratio was 1% as of June 27, 2003. See “Internal Sources of Liquidity” above for a discussion of cash sources and uses.

INTERNATIONAL OPERATIONS

International operations accounted for approximately 52% and 53% of our revenue during the second quarter and first six months of 2003, respectively, compared to 51% and 49% during the same periods of 2002. We also sell products through U.S. indirect distribution channels that have end-user customers located outside the United States. We expect that we will continue to generate a significant portion of our revenue from international operations. See “We may be materially affected by the risks of conducting business outside the United States” under “FACTORS THAT MAY AFFECT FUTURE RESULTS” for a discussion of the risks associated with international operations.

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

A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate sensitive instruments held as of June 27, 2003, and as of December 27, 2002, would result in a hypothetical loss in fair value of approximately $39.7 million and $64.5 million, respectively. The decrease in the hypothetical loss is primarily due to a decrease in outstanding derivatives used to hedge net monetary assets. These hypothetical losses do not take our underlying international operations into consideration. We anticipate that any hypothetical loss associated with our foreign currency exchange rate sensitive instruments would be substantially offset by gains associated with our underlying international operations.

Interest Rate Risk

Changes in interest rates affect interest income earned on our cash investments, as well as interest expense on short-term borrowings. A hypothetical 10% adverse movement in interest rates applied to cash investments and short-term borrowings as of June 27, 2003, and December 27, 2002, would not have a material adverse effect on our financial condition, results of operations, or cash flows.

Credit Risk

We are exposed to credit risk associated with cash investments, foreign currency derivatives, and trade receivables. We do not believe that our cash investments and foreign currency derivatives present significant credit risks, because the counterparties to the instruments consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. Substantially all trade receivable balances are unsecured. Our credit risk on trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform credit evaluations of our customers and maintain an allowance for potential credit losses.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We may be materially affected by global economic and political conditions

Our ability to generate revenue growth during 2001 and 2002 was adversely affected by the slowdown in the global economy as customers delayed their purchase decisions, reduced their information technology spending budgets, increased their purchase authorization approval requirements, and reduced their capital expenditures by maximizing the current capacities of their data storage equipment. We do not currently anticipate any significant improvement in information technology spending during 2003. While we saw some signs of economic improvement in the United States during the second quarter of 2003, we did not see any improvement in Europe or some of the emerging market areas. During 2001 and 2002, we implemented various cost-saving measures to help mitigate the adverse effects of the slowdown in the global economy. We cannot provide any assurance that a prolonged economic downturn will not have additional adverse effects on our financial condition, results of operations, or our ability to generate revenue growth. Furthermore, we cannot provide any assurance that our cost-saving measures will be successful or sufficient to allow us to continue to generate improved operating results in future periods.

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

We may be materially affected by a decrease in demand for our tape products or by an inability to maintain key competitive advantages in tape

In the second quarter and first six months of 2003, approximately 75% of our storage products revenue was generated by sales of our tape products. Services associated with our tape products also represent a significant portion of our storage services revenue. If overall demand for tape storage products declines, or if we lose market share in tape, our financial condition and results of operations could be materially affected.

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

In order to grow revenue in the future, it is critical that we execute on our Information Lifecycle Management (ILM) strategy by continuing to capitalize on our ability to deliver complete storage solutions to satisfy customer storage requirements. Our ILM strategy requires that we successfully integrate the sale of products and services. Our ability to compete is significantly dependent upon the successful rollout of our ILM strategy. We achieved some initial success during 2002 in our efforts to address customer storage needs by focusing on the delivery of storage solutions that include a combination of tape, disk, and network products, together with the associated services. This success has continued through the first half of 2003, resulting in increased revenue contributions from disk products, network products, and services. We cannot provide any assurance that we will successfully execute our ILM strategy or that this strategy will successfully address the significant competition in the data storage industry.

We may be materially affected by our ability to grow our indirect channels successfully

We are continually developing our indirect distribution channels, including original equipment manufacturers (OEMs), value-added distributors (VADs), value-added resellers (VARs), and other distributors. Indirect channels sales contributed approximately 49% of our total product revenue for both the second quarter and first six months of 2003 compared to 46% for the same periods in 2002. Increasing our sales through these indirect channels is critical to expanding our reach into the growing open-systems market. Successfully managing the interaction of our direct and indirect channel efforts to effectively reach all the potential customer segments for our products and services is a complex process. We cannot provide any assurance that we will be successful in expanding our indirect channel sales. Our ability to forecast future demand for our products may be adversely affected by unforeseen changes in demand from our indirect channel partners. Maintenance revenue also may be adversely affected in future periods to the extent that customers of our indirect channel partners elect to purchase maintenance services from our competitors. Our financial results may also be negatively affected if the financial condition of one or more of our channel partners weakens or if the current economic downturn continues.

We may be materially affected by the risks associated with expanding our service offerings

Services contributed approximately 41% of our total revenue in both the second quarter and first six months of 2003, respectively, compared to approximately 39% for the same periods in 2002. This growth was partially driven by new service offerings such as storage consulting services, implementation services, and storage management services. The development and delivery of these new services are critical to the success of our plan to deliver complete storage solutions to our customers. We must ensure that service professionals have the necessary skill sets, experience, tools, and training to support these new service offerings. Any failure to properly develop or deliver our new and existing service offerings could have a material adverse effect on our financial condition and results of operations.

We may be materially affected by the risks associated with sole source suppliers

We purchase certain key parts, components, and services from sole source suppliers who we believe are currently the only providers that meet our specifications or for which alternative sources of supply are not readily available. The following table shows our significant sole source suppliers and the products or services they provide:

Name of sole source supplier	Product or service provided
Imation Corporation	T9840 and T9940 series tape media
Sanmina-SCI Corporation	Printed circuit boards and certain other manufacturing and repair services
LSI Logic Storage Systems	D-Series open-systems disk products
Fujitsu Electronics America	Application-specific integrated circuits (ASICs) for various tape and disk products
Philips Semiconductors	ASICs for various tape and disk products
Celestica	SN6000 network product
Herald Datanetics Ltd. (HDL)	Key component used in certain tape products

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

Our gross profit margin may be materially affected by product mix, channel mix, and resale of third-party products

We provide a variety of solutions to meet customer needs, including tape, disk, and network products, along with associated services. Our products and services contribute varying gross profit margins, and the gross margin earned on a customer’s total solution is dependent on the amounts and types of products or services involved. We cannot provide any assurance that our future gross profit margin will be similar to our historical gross profit margin.

We market our solutions through a combination of a direct sales organization and indirect channel partners. Direct sales to the end-user customer usually result in higher gross profit margins than indirect channel sales. We cannot provide any assurance that changes in our channel mix will not have a material impact on gross profit margin in the future.

Third-party product sales continue to increase as a percentage of total product sales, and our gross profit margin may be adversely affected as those products become a larger portion of our total storage solutions. We may also be at a cost disadvantage in acquiring third-party products that are manufactured by competitors.

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
  Changes in industry standards

In addition, we have outsourced software development for certain tape and network products. We cannot provide any assurance that research and development activities will be successful in bringing new products to market.

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

Despite our efforts to protect our intellectual property rights, unauthorized parties may attempt to copy or otherwise obtain or use our intellectual property. Monitoring the unauthorized use of our intellectual property is difficult, particularly in foreign countries. We cannot provide any assurance that we will be able to adequately protect our intellectual property.

We may be materially affected if we are unable to attract and retain key employees

Our future success depends in large part on our ability to attract and retain our key employees. We face significant competition for individuals who possess the skills required to sell our products and services, as well as design, develop, manufacture, service, and market those products and services. An inability to successfully attract and retain these employees could have an adverse effect on our future financial condition and results of operations.

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

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of June 27, 2003, the end of the period covered by this report. Based on their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

During the fiscal quarter ended June 27, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1 — LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 4 of “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,” included in Part 1, Item 1, of this Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders (the Annual Meeting) was held on May 21, 2003. A total of 92,786,662 shares of common stock, par value $0.10 per share (the Common Stock), were present at the Annual Meeting, either in person or by proxy, constituting a quorum. The matters voted upon at the Annual Meeting by the stockholders consisted of the three proposals set forth in our definitive Proxy Statement, dated April 16, 2003.

The first proposal related to the election of eight persons to serve on our Board of Directors. The Board’s nominees were each elected and received, respectively, the following votes:

Director	For	Withheld
James R. Adams	90,278,056	2,508,606
Charles E. Foster	90,750,598	2,036,064
Dennis H. Jones	90,692,953	2,093,709
William T. Kerr	90,155,005	2,631,656
Robert E. La Blanc	90,734,652	2,052,009
Robert E. Lee	90,155,636	2,631,025
Patrick J. Martin	91,041,939	1,744,723
Richard C. Steadman	90,724,690	2,061,971

The second proposal related to approval of an additional 3,000,000 shares for the Employee Stock Purchase Plan (ESPP). This proposal was approved as detailed below.

The third proposal was a stockholder proposal regarding cumulative voting. This proposal was rejected as detailed below.

Proposal	For	Against	Abstentions	Broker Non-Votes
Proposal 2	84,389,086	8,199,622	197,953	N/A

Proposal 3	38,302,902	40,806,524	4,855,483	8,821,753

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated by reference into this Quarterly Report on Form 10-Q:

3.1	Restated Certificate of Incorporation of Storage Technology Corporation dated July 28, 1987 (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.2	Certificate of Amendment dated May 22, 1989, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.3	Certificate of Second Amendment dated May 28, 1992, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.4	Certificate of Third Amendment dated May 21, 1999, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 1999, filed on August 9, 1999, and incorporated herein by reference)

3.5	Restated Bylaws of Storage Technology Corporation, as amended through November 16, 2002 (previously filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

4.1	Specimen Certificate of Common Stock, $0.10 par value of Registrant (previously filed as Exhibit (c)(2) to the Company’s Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference)

10.1 [1]	Storage Technology Corporation Amended and Restated 1987 Employee Stock Purchase Plan, as amended through May 21, 2003 (previously filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-106930) filed on July 10, 2003, and incorporated herein by reference)

10.2 [1]	Storage Technology Corporation Amended and Restated 1995 Equity Participation Plan (previously filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed on March 10, 2000, and incorporated herein by reference)

10.3 [1]	Storage Technology Corporation Management by Objective Bonus Plan (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.4 [1]	Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)

10.5 [1]	Storage Technology Corporation Flexible Option Plan, dated December 2001 (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10.6 [1]	Agreement between the Company and Gary Francis, dated August 19, 1997 (previously filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1997, filed on March 6, 1998, and incorporated herein by reference)

10.7 [1]	Severance Agreement, dated as of July 1, 2001, between the Company and Robert S. Kocol (previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.8 [1]	Restricted Stock Award Agreement, dated as of September 27, 2001, by and between the Company and Robert S. Kocol (previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10.9 [1]	Offer Letter, dated May 10, 2001, from the Company to Michael McLay (previously filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.10 [1]	Offer Letter, dated February 9, 2001, from the Company to Jill F. Kenney (previously filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.11 [1]	Offer Letter, dated February 9, 2001, from the Company to Roger Gaston (previously filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.12 [1]	Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $390,000 (previously filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.13 [1]	Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $160,000 (previously filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.14 [1]	Form of LEAP Participation Agreement, dated April 30, 2001 (previously filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.15 [1]	Offer Letter, dated July 16, 2001, from the Company to Roy Perry (previously filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.16 [1]	Offer Letter, dated June 27, 2001, from the Company to Angel Garcia (previously filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.17	Credit Agreement, dated as of October 10, 2001, among the Company, the several financial institutions thereto, Bank of America, N.A., as letter of credit issuing bank and sole administrative agent for the Banks, Key Corporate Capital, Inc. as Documentation Agent, Fleet National Bank as Syndication Agent, and Banc of America Securities LLC as sole lead arranger and sole book manager (previously filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.18	Security Agreement, dated as of October 10, 2001, by and among the Company, Bank of America, N.A., as Collateral Agent for itself and other Secured Parties referred to therein (previously filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.19	Guaranty, dated as of October 10, 2001, by StorageTek Holding Corporation, in favor of the Banks party to a certain Credit Agreement and Bank of America, N.A., as Agent and Issuing Bank and Collateral Agent (previously filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.20 [1]	Form of Executive Severance Agreement (previously filed as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.21	Master Services Agreement (MSA), between each of the Company, Electronic Data Systems Corporation, and EDS Information Services L.L.C., dated as of April 1, 2002 (previously filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.22	Authorization Letter #1 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.23	Authorization Letter #2 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.24	Master Secondary Storage Services Agreement, between the Company and Electronic Data Systems Corporation, dated March 29, 2002 (previously filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.25 [1]	Offer Letter, dated June 25, 2002, between the Company and Mark Roellig (previously filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2002, filed on August 12, 2002, and incorporated herein by reference)

10.26 [1]	Form of Indemnification Agreement, dated as of November 22, 2002, between the Company and each director (previously filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.27 [1]	Storage Technology Corporation 1993 Non-Statutory Stock Option Plan (previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.28 [1]	Offer Letter, dated November 12, 2002, between the Company and Pierre Cousin (previously filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.29[1]	Agreement, dated December 1, 2002, between the Company and Pierre Cousin (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.30[1]	Amended and Restated CEO Employment Agreement, dated March 27, 2003, between the Company and Patrick J. Martin (previously filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003, filed on May 9, 2003, and incorporated herein by reference)

10.31[1]	Form of Executive Agreement, dated as of February 12, 2003, between the Company and each executive officer (previously filed as Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003, filed on May 9, 2003, and incorporated herein by reference)

10.32[2]	Letter, dated July 24, 2003, from the Company to Bank of America, N.A.

31.1[2]	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2[2]	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1[2]	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2[2]	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1 Contract or compensatory plan or arrangement in which directors and/or officers participate
2 Indicates exhibit filed with this Quarterly Report on Form 10-Q

(b)     Reports on Form 8-K.

Current report on Form 8-K, filed on April 23, 2003, relating to an Item 9, Regulation FD Disclosure, regarding the announcement of our results of operations for the fiscal quarter ended March 28, 2003, including a copy of the script of the prepared remarks of the Chief Executive Officer and Chief Financial Officer from a conference call regarding such results of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2003 —————————————— (Date) August 8, 2003 —————————————— (Date)	STORAGE TECHNOLOGY CORPORATION
(Registrant)

/s/ ROBERT S. KOCOL
——————————————
Robert S. Kocol
Corporate Vice President
and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS G. ARNOLD
——————————————
Thomas G. Arnold
Vice President and Corporate Controller
(Principal Accounting Officer)