Form 10-Q
period 2003-09-26
STORAGE TECHNOLOGY CORP
filed 2003-11-10
CIK 94673

Use this link to rapidly review the document
Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2003
or
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

The registrant had 110,625,078 shares of common stock outstanding as of November 3, 2003.

STORAGE TECHNOLOGY CORPORATION
INDEX TO FORM 10-Q
September 26, 2003

 STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	09/26/03	12/27/02
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$888,204	$657,599
Short-term investments	9,950	--
Accounts receivable	474,175	566,863
Inventories	115,258	133,275
Deferred income tax assets	116,217	99,246
Other current assets	3,572	7,256

Total current assets	1,607,376	1,464,239

Long-term investments	29,873	--
Property, plant, and equipment	214,165	240,021
Spare parts for maintenance	45,437	39,346
Deferred income tax assets	103,060	114,002
Other assets	118,460	118,532

Total assets	$2,118,371	$1,976,140

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,015	$773
Accounts payable	111,556	135,348
Accrued liabilities	429,125	421,511
Income taxes payable	229,703	215,240
Other current liabilities	51,725	35,144

Total current liabilities	823,124	808,016

Long-term debt	10,576	10,361

Total liabilities	833,700	818,377

Commitments and Contingencies (Note 5)

STOCKHOLDERS’ EQUITY
Common stock, $0.10 par value, 300,000,000 shares authorized; 110,387,783 shares issued at September 26, 2003, and 106,849,329 shares issued at December 27, 2002	11,039	10,685
Capital in excess of par value	975,275	908,100
Retained earnings	337,727	260,160
Accumulated other comprehensive loss	(19,020)	(9,584)
Treasury stock, 268,238 shares at September 26, 2003, and 238,276 shares at December 27, 2002, at cost	(5,142)	(4,444)
Unearned compensation	(15,208)	(7,154)

Total stockholders’ equity	1,284,671	1,157,763

Total liabilities and stockholders’ equity	$2,118,371	$1,976,140

        The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Quarter Ended		Nine Months Ended
	09/26/03	09/27/02	09/26/03	09/27/02
Revenue:
Storage products	$312,435	$307,335	$906,844	$889,379
Storage services	207,825	194,370	620,634	560,167

Total revenue	520,260	501,705	1,527,478	1,449,546

Cost of revenue:
Storage products	164,285	166,719	486,774	497,027
Storage services	118,907	106,801	353,211	311,096

Total cost of revenue	283,192	273,520	839,985	808,123

Gross profit	237,068	228,185	687,493	641,423
Research and product development costs	49,803	53,354	150,786	162,385
Selling, general, and administrative expense	145,028	141,958	432,051	412,952

Operating profit	42,237	32,873	104,656	66,086

Interest income	2,556	2,837	7,564	7,439
Interest expense	(486)	(540)	(1,353)	(1,568)

Income before income taxes	44,307	35,170	110,867	71,957

Provision for income taxes	(13,300)	(11,300)	(33,300)	(23,000)

Net income	$31,007	$23,870	$77,567	$48,957

EARNINGS PER COMMON SHARE

Basic earnings per common share	$0.29	$0.23	$0.72	$0.47

Weighted-average shares	108,612	105,268	107,652	104,903

Diluted earnings per common share	$0.28	$0.22	$0.70	$0.46

Weighted-average and dilutive potential shares	111,502	107,121	110,273	107,360

        The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	09/26/03	09/27/02
OPERATING ACTIVITIES
Cash received from customers	$1,649,037	$1,465,480
Cash paid to suppliers and employees	(1,395,623)	(1,202,442)
Interest received	7,123	7,078
Interest paid	(960)	(1,288)
Income tax paid	(9,461)	(11,229)

Net cash provided by operating activities	250,116	257,599

INVESTING ACTIVITIES
Purchases of investments	(39,703)	--
Purchases of property, plant, and equipment	(31,844)	(83,003)
Proceeds from sale of property, plant, and equipment	3,746	354
Other assets	1,045	(14,321)

Net cash used in investing activities	(66,756)	(96,970)

FINANCING ACTIVITIES
Repayments of credit facilities, net	--	(73,401)
Proceeds from employee stock plans	45,549	14,280
Proceeds from other debt	676	1,166
Repayments of other debt	(1,382)	(1,868)

Net cash provided by (used in) financing activities	44,843	(59,823)

Effect of exchange rate changes on cash	2,402	(4,066)

Increase in cash and cash equivalents	230,605	96,740
Cash and cash equivalents - beginning of the period	657,599	453,217

Cash and cash equivalents - end of the period	$888,204	$549,957

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income	$77,567	$48,957
Depreciation and amortization expense	64,760	70,501
Inventory writedowns	18,565	28,996
Translation (gain) loss	21,990	(461)
Other non-cash adjustments to income	(20,307)	17,433
Decrease in accounts receivable	121,559	15,934
Decrease in other current assets	7,758	531
(Increase) decrease in inventories	(3,087)	42,695
Increase in spare parts	(13,214)	(17,724)
(Increase) decrease in deferred income tax assets	(4,907)	993
Increase (decrease) in accounts payable	(26,246)	26,934
Increase (decrease) in accrued liabilities	(9,494)	8,938
Increase (decrease) in other current liabilities	(4,198)	3,694
Increase in income taxes payable	19,370	10,178

Net cash provided by operating activities	$250,116	$257,599

        The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Quarter Ended		Nine Months Ended
	09/26/03	09/27/02	09/26/03	09/27/02
Net income	$31,007	$23,870	$77,567	$48,957

Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on marketable securities:
Holding gains (losses), net of tax (benefit) expense of $(171), $0, $394, and $0	(456)	--	861	--
Reclassification adjustment for net gains included in net income, net of tax expense of $165, $0, $699, and $0	(386)	--	(1,631)	--
Foreign currency hedging contracts:
Net gains (losses) on foreign currency cash flow hedges, net of tax (benefit) expense of $(7,719), $322, $(16,381), and $(11,431)	(12,279)	516	(26,174)	(18,338)
Reclassification adjustment for net losses included
in net income, net of tax benefit of $6,580,
$3,402, $10,969, and $1,396	10,467	5,457	17,508	2,240

Other comprehensive income (loss), net of tax	(2,654)	5,973	(9,436)	(16,098)

Comprehensive income	$28,353	$29,843	$68,131	$32,859

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	09/26/03	09/27/02	09/26/03	09/27/02
Net income, as reported	$31,007	$23,870	$77,567	$48,957

Add: Stock-based compensation expense included in reported net income, net of related tax effects	1,143	592	3,061	1,666

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(5,275)	(5,614)	(16,105)	(17,499)

Pro forma net income	$26,875	$18,848	$64,523	$33,124

Earnings per share:
Basic, as reported	$0.29	$0.23	$0.72	$0.47
Basic, pro forma	$0.25	$0.18	$0.60	$0.32
Diluted, as reported	$0.28	$0.22	$0.70	$0.46
Diluted, pro forma	$0.25	$0.17	$0.60	$0.31

NOTE 3 – INVESTMENTS

Short- and long-term investments consist of the following available-for-sale securities as of September 26, 2003 (in thousands):

	Amortized Cost	Unrealized Holding Gains	Estimated Fair Value

U.S. Government and agency securities	$35,619	$114	$35,733
Corporate securities	4,080	10	4,090

	$39,699	$124	$39,823

The Company’s short- and long-term investments, which consist of marketable debt securities, have been classified as available-for-sale securities and recorded at estimated fair value based on quoted market prices. Unrealized gains and losses on these investments are reported, net of tax, as a component of accumulated other comprehensive income (loss). Securities with original maturities of greater than three months and less than one year are classified as short-term investments. Securities with original maturities greater than one year are classified as long-term investments.

Amortized cost is determined based on specific identification. Interest earned on investments is included in interest income. There were no realized gains or losses on sales of short- or long-term investments for the third quarter or nine months ended September 26, 2003 and September 27, 2002.

The following table summarizes the amortized cost and estimated fair value of debt securities by contractual maturity as of September 26, 2003 (in thousands):

	Amortized Cost	Estimated Fair Value
Due within one year	$9,949	$9,950
Due after one year through three years	29,750	29,873

	$39,699	$39,823

NOTE 4 — INVENTORIES

Inventories, net of associated reserves, consist of the following (in thousands):

	09/26/03	12/27/02
Raw materials	$23,973	$22,095
Work-in-process	24,920	40,344
Finished goods	66,365	70,836

	$115,258	$133,275

NOTE 5 – LITIGATION

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

NOTE 6 – FINANCING ARRANGEMENTS

Effective July 31, 2003, the Company reduced its existing $150.0 million revolving credit facility (the Revolver) to $75.0 million. The Revolver expires in October 2004. The interest rates for borrowing under the Revolver are dependent on the Company’s Total Debt to rolling four quarter Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA) ratio and the term of the outstanding borrowing. The rate ranges from the applicable LIBOR plus 1.75% to 2.50% or the agent bank’s base rate plus 0.00% to 0.50%. The Company pays a 0.50% per annum commitment fee on any unused borrowings. The Company had no outstanding borrowings under the Revolver as of September 26, 2003. The Revolver is secured by the Company’s U.S. accounts receivable and U.S. inventory, and contains certain financial and other covenants, including restrictions on the payment of cash dividends on the Company’s common stock.

NOTE 7 – OPERATIONS OF BUSINESS SEGMENTS

The Company is organized into two reportable business segments based on the definitions provided in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”: storage products and storage services. The storage products segment includes sales of tape, disk, network, and other miscellaneous products. The storage services segment includes maintenance and support services, as well as professional services.

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

	Quarter Ended		Nine Months Ended
	09/26/03	09/27/02	09/26/03	09/27/02
Revenue:
Storage products	$312,435	$307,335	$906,844	$889,379
Storage services	207,825	194,370	620,634	560,167

Total revenue	$520,260	$501,705	$1,527,478	$1,449,546

Gross profit:
Storage products	$148,150	$140,616	$420,070	$392,352
Storage services	88,918	87,569	267,423	249,071

Total gross profit	$237,068	$228,185	$687,493	$641,423

The following table provides supplemental financial data regarding revenue from the Company’s storage products segment (in thousands):

	Quarter Ended		Nine Months Ended
	09/26/03	09/27/02	09/26/03	09/27/02
Tape products	$240,729	$239,736	$692,302	$702,500
Disk products	38,074	33,309	117,487	88,570
Network products	23,776	24,851	65,852	61,616
Other	9,856	9,439	31,203	36,693

Total storage products revenue	$312,435	$307,335	$906,844	$889,379

NOTE 8 – EARNINGS PER COMMON SHARE

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	09/26/03	09/27/02	09/26/03	09/27/02
Net income	$31,007	$23,870	$77,567	$48,957

Weighted average common shares outstanding:
Basic	108,612	105,268	107,652	104,903
Effect of dilutive common stock
equivalents	2,890	1,853	2,621	2,457

Diluted	111,502	107,121	110,273	107,360

Earnings per common share:

Basic	$0.29	$0.23	$0.72	$0.47
Diluted	$0.28	$0.22	$0.70	$0.46

For the quarters ended September 26, 2003, and September 27, 2002, options to purchase 401,785 and 7,239,457 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company’s common stock, and therefore, the effect would have been antidilutive. For the nine months ended September 26, 2003, and September 27, 2002, options to purchase 1,146,145 and 5,352,769 shares of common stock, respectively, were excluded from the computation of diluted earnings per share for the same reason.

NOTE 9 – INDEMNIFICATIONS AND WARRANTIES

Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires that a liability be recorded in the guarantor’s balance sheet upon issuance of certain guarantees. FIN 45 also requires additional disclosures about the guarantees an entity has issued, including a rollforward of the entity’s product warranty liabilities.

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

	Nine Months Ended
	09/26/03	09/27/02
Balance at beginning of period	$41,155	$34,242
Accruals for warranties issued	33,462	30,280
Adjustments to warranties	5,432	1,498
Amortization	(35,447)	(29,637)

Balance at end of period	$44,602	$36,383

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In May 2003, the EITF reached consensus on Issue No. 01-8, “Determining Whether an Arrangement Contains a Lease.” The FASB ratified this consensus in May 2003. EITF Issue No. 01-8 provides guidance on how to identify a lease in an arrangement that also provides for the delivery of other goods or services by the seller (lessor), such as outsourcing arrangements. The provisions of EITF Issue No. 01-8 apply to arrangements entered into or modified after June 28, 2003, the beginning of the first reporting period after May 28, 2003. The adoption of this statement did not have a material impact on the Company’s financial condition or results of operations.

In May 2003, the EITF reached a consensus on Issue No. 03-5, “Applicability of AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software.” The FASB ratified this consensus in August 2003. EITF Issue No. 03-5 affirms that the revenue recognition guidance in SOP 97-2 applies to non-software deliverables, such as computer hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. The Company is required to adopt EITF Issue No. 03-5 in the fourth quarter of 2003. The adoption of EITF Issue No. 03-5 is not anticipated to have a material impact on the Company’s financial condition or results of operations.

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

BUSINESS SEGMENTS SUMMARY (in thousands, except percentages)

	Quarter Ended		Nine Months Ended
	09/26/03	09/27/02	09/26/03	09/27/02
Revenue
Storage products	$312,435	$307,335	$906,844	$889,379
Storage services	207,825	194,370	620,634	560,167

Total revenue	$520,260	$501,705	$1,527,478	$1,449,546

Cost of revenue
Storage products	$164,285	$166,719	$486,774	$497,027
Storage services	118,907	106,801	353,211	311,096

Total cost of revenue	$283,192	$273,520	$839,985	$808,123

Gross profit
Storage products	$148,150	$140,616	$420,070	$392,352
Storage services	88,918	87,569	267,423	249,071

Total gross profit	$237,068	$228,185	$687,493	$641,423

Gross profit margin
Storage products	47.4%	45.8%	46.3%	44.1%
Storage services	42.8%	45.1%	43.1%	44.5%
Total gross profit margin	45.6%	45.5%	45.0%	44.3%

Supplemental financial data - storage products revenue
Tape products	$240,729	$239,736	$692,302	$702,500
Disk products	38,074	33,309	117,487	88,570
Network products	23,776	24,851	65,852	61,616
Other	9,856	9,439	31,203	36,693

Total storage products revenue	$312,435	$307,335	$906,844	$889,379

THIRD QUARTER 2003 FINANCIAL OVERVIEW

We increased revenue and earnings in the third quarter of 2003, compared to the third quarter of 2002, despite the continued weakness in the economies in Europe and the flat information technology spending environment. We continue to focus on providing our customers with integrated storage solutions that optimize their storage environments. We also continue to focus on reducing costs and expenses.

Our cash and investments increased from $657.6 million as of December 27, 2002, to $928.0 million as of September 26, 2003, a $270.4 million increase. Our debt-to-capitalization ratio remains constant at 1%, and we continue to generate positive cash flows from operations.

REVENUE AND GROSS PROFIT MARGIN

Total revenue for the third quarter of 2003 was $520.3 million, an increase of 4% compared to the same period in 2002. Total revenue for the nine months of 2003 was $1.5 billion, an increase of 5% compared to the same period in 2002. These increases were primarily due to favorable foreign currency fluctuations, as well as increased revenue from storage services and disk products. Total gross profit margin for the third quarter of 2003 was 45.6%, basically unchanged compared to the same period in 2002. Total gross profit margin for the nine months of 2003 was 45.0%, an increase from 44.3% for the same period in 2002. These increases were primarily due to higher gross profit margins from the storage products segment.

Storage Products

Our storage products revenue primarily consists of sales of tape, disk, and network products, including related software, for the mainframe and open-systems markets. The open-systems market consists of products designed to operate in the UNIX, NT, and other non-MVS operating environments.

Storage products revenue increased 2% for both the third quarter and nine months of 2003, respectively, compared to the same periods in 2002, primarily due to an increase in disk product revenue. The increase in disk product revenue is primarily the result of an increase in the amount of storage capacity we sold, and reflects the continued strength of our open-systems disk offerings and incremental sales of our recently introduced disk product, Bladestore. Sales of open-systems tape products also contributed to the increase in product revenue. These increases were partially offset by decreased sales revenue from enterprise tape products. Storage products gross profit margin increased from 45.8% and 44.1% for the third quarter and nine months of 2002, respectively, to 47.4% and 46.3% for the same periods in 2003, primarily due to our efforts to reduce product costs and improve inventory management.

Storage Services

Our storage services revenue primarily consists of revenue associated with the maintenance and support of StorageTek products and third-party storage products, as well as professional services revenue associated with various storage consulting activities.

Storage services revenue increased 7% and 11% during the third quarter and nine months of 2003, respectively, compared to the same periods in 2002. The growth in service revenue was driven by both increased maintenance and professional services revenue. Storage services gross profit margin decreased to 42.8% and 43.1% for the third quarter and nine months of 2003, respectively, from 45.1% and 44.5% for the same periods in 2002, primarily as a result of an increasing revenue contribution from professional services, which typically carry lower margins.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development costs decreased 7% during the third quarter and nine months of 2003, compared to the same periods in 2002. Research and product development costs as a percentage of revenue were 10% for the third quarter and nine months of 2003. This percentage compares to 11% for the third quarter and nine months of 2002. The decrease is primarily due to engineering initiatives designed to improve research and product development productivity, increase strategic alignment, and reduce non-essential spending. We continue to evaluate and prioritize research and product development programs to maximize our return on investment. Our research and product development activities focus on tape and disk products, virtual storage, storage area network (SAN) products, and related services.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general, and administrative expense (SG&A) increased 2% and 5% during the third quarter and nine months of 2003, respectively, compared to the same periods in 2002, primarily due to the unfavorable impacts of foreign currency movements on the operating expenses of our international operations. As a percentage of revenue, SG&A was basically unchanged from the third quarter and nine months of 2002. We are continuing our efforts to control discretionary spending and identify new opportunities to drive increased profitability. We continue to make investments in the sales and marketing areas of our business. These investments are principally focused on expanding sales coverage in the growing open-systems market.

INCOME TAXES

Our effective tax rate was 30% for the third quarter and nine months of 2003, compared to 32% for the same periods in 2002. The decrease in the effective tax rate is primarily due to the continued realization of benefits associated with our global manufacturing and distribution strategy.

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, we have determined that we will more likely than not realize $219.3 million of deferred income tax assets as of September 26, 2003. Our valuation allowance of approximately $24.7 million as of September 26, 2003, relates principally to foreign net operating loss carryforwards.

CRITICAL ACCOUNTING POLICIES

Our critical accounting policies are disclosed in our Annual Report on Form 10-K for the year ended December 27, 2002. We have made no changes to those policies during the nine months ended September 26, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 10 of “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,” included in Item 1 of this Form 10-Q, which information is incorporated by reference into this Item 2.

LIQUIDITY AND CAPITAL RESOURCES

Internal Sources of Liquidity

Our cash balance increased $230.6 million during the nine months of 2003 primarily as a result of cash flows generated by our operations. Our operating activities provided cash of $250.1 million during the nine months of 2003, basically unchanged compared to cash of $257.6 million generated from operations during the same period in 2002. Cash used in investing activities decreased to $66.8 million during the nine months of 2003 from $97.0 million during the nine months of 2002. The decrease in cash used in investing activities is primarily due to a $52.2 million payment for the purchase of equipment from Electronic Data Systems Corporation in 2002, partially offset by purchases of short- and long-term investments of $39.7 million during the third quarter of 2003. Our financing activities provided $44.8 million of cash during the nine months of 2003, primarily related to proceeds from employee stock plans. Cash used in financing activities was $59.8 million during the nine months of 2002, primarily as a result of the repayment of borrowings under our credit facilities, partially offset by proceeds from employee stock plans.

We expect that cash flows from operations will continue to serve as our principal source of working capital. Cash flows from operations could be negatively impacted by a decrease in demand for our products and services as a result of rapid technological changes and other risks described under “FACTORS THAT MAY AFFECT FUTURE RESULTS.”

External Sources of Liquidity

Effective July 31, 2003, we reduced our existing $150.0 million revolving credit facility (the Revolver) to $75.0 million. The Revolver expires in October 2004. The interest rates for borrowing under the Revolver are dependent on our Total Debt to rolling four quarter Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA) ratio and the term of the outstanding borrowing. The rate ranges from the applicable LIBOR plus 1.75% to 2.50% or the agent bank’s base rate plus 0.00% to 0.50%. We pay a 0.50% per annum commitment fee on any unused borrowings. We had no outstanding borrowings under the Revolver as of September 26, 2003. The Revolver is secured by our U.S. accounts receivable and U.S. inventory, and contains certain financial and other covenants, including restrictions on the payment of cash dividends on our common stock.

Our debt-to-capitalization ratio was 1% as of September 26, 2003. See “Internal Sources of Liquidity” above for a discussion of cash sources and uses.

INTERNATIONAL OPERATIONS

International operations accounted for approximately 51% and 53% of our revenue during the third quarter and nine months of 2003, respectively, compared to 48% and 49% during the same periods of 2002. We also sell products through U.S. indirect distribution channels that have end-user customers located outside the United States. We expect that we will continue to generate a significant portion of our revenue from international operations. See “We may be materially affected by the risks of conducting business outside the United States” under “FACTORS THAT MAY AFFECT FUTURE RESULTS” for a discussion of the risks associated with international operations.

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

A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate sensitive instruments held as of September 26, 2003, and as of December 27, 2002, would result in a hypothetical loss in fair value of approximately $71.1 million and $64.5 million, respectively. The increase in the hypothetical loss is primarily due to an increase in outstanding derivatives used to hedge forecasted cash flows. These hypothetical losses do not take our underlying international operations into consideration. We anticipate that any hypothetical loss associated with our foreign currency exchange rate sensitive instruments would be substantially offset by gains associated with our underlying international operations.

Interest Rate Risk

Changes in interest rates affect interest income earned on our cash investments, as well as interest expense on short-term borrowings. A hypothetical 10% adverse movement in interest rates applied to cash investments, short- and long-term investments, and short-term borrowings as of September 26, 2003, and December 27, 2002, would not have a material adverse effect on our financial condition, results of operations, or cash flows.

Credit Risk

We are exposed to credit risk associated with cash investments, short- and long-term investments, foreign currency derivatives, and trade receivables. We do not believe that our cash investments, short- and long-term investments, and foreign currency derivatives present significant credit risks, because the counterparties to the instruments consist of major financial institutions, and we manage the notional amount of contracts entered into with any single counterparty. Substantially all trade receivable balances are unsecured. Our credit risk on trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform credit evaluations of our customers and maintain an allowance for potential credit losses.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We may be materially affected by global economic and political conditions

Our ability to generate revenue growth during the last several years was adversely affected by the slowdown in the global economy as customers delayed their purchase decisions, reduced their information technology spending budgets, increased their purchase authorization approval requirements, and reduced their capital expenditures by optimizing the current capacities of their data storage equipment. While we have seen some signs of economic improvement in the United States and the emerging market areas during the nine months of 2003, the rate of improvement has been slow and we did not see much improvement in Europe. We do not currently anticipate any significant economic improvement during the remainder of 2003. During 2001 and 2002, we implemented various cost-saving measures to help mitigate the adverse effects of the slowdown in the global economy on our results of operations. We cannot provide any assurance that a prolonged economic downturn will not have additional adverse effects on our financial condition, results of operations, or our ability to generate revenue growth. Furthermore, we cannot provide any assurance that our cost-saving measures will be successful or sufficient to allow us to continue to generate improved operating results in future periods.

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

We may be materially affected by a decrease in demand for our tape products or by an inability to maintain key competitive advantages in tape

In the third quarter and nine months of 2003, approximately 77% of our storage products revenue was generated by sales of our tape products. Services associated with our tape products also represent a significant portion of our storage services revenue. If overall demand for tape storage products declines, or if we lose market share in tape, our financial condition and results of operations could be materially affected.

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

In order to grow revenue in the future, it is critical that we execute on our Information Lifecycle ManagementTM (ILM) strategy by continuing to capitalize on our ability to deliver complete storage solutions that satisfy customer storage requirements. Our ILM strategy requires that we successfully integrate the sale of products and services. We have achieved some initial success in our efforts to address customer storage needs by focusing on the delivery of storage solutions that include a combination of tape, disk, and network products, together with the associated services. This success has resulted in increased revenue contributions from disk and network products, as well as services. We have also seen the adoption of strategies similar to our ILM strategy by our competitors. We cannot provide any assurance that we will successfully execute our ILM strategy or that this strategy will provide us a competitive advantage in the data storage industry.

We may be materially affected by our ability to grow our indirect channels successfully

We are continually developing our indirect distribution channels, including original equipment manufacturers (OEMs), value-added distributors (VADs), value-added resellers (VARs), and other distributors. Indirect channels sales contributed approximately 48% of our total product revenue for the nine months of 2003 compared to 45% for the same period in 2002. Increasing our sales through these indirect channels is critical to expanding our reach into the growing open-systems market. Successfully managing the interaction of our direct and indirect channel efforts to effectively reach all of the potential customer segments for our products and services is a complex process. We cannot provide any assurance that we will be successful in expanding our indirect channel sales. Our ability to forecast future demand for our products may be adversely affected by unforeseen changes in demand from our indirect channel partners. Storage product margins may be adversely impacted on a percentage basis to the extent we continue to receive a larger portion of our sales through our indirect channels in the future. Maintenance revenue also may be adversely affected in future periods to the extent that customers of our indirect channel partners elect to purchase maintenance services from our competitors. Our financial results may also be negatively affected if the financial condition of one or more of our channel partners weakens or if the current economic downturn continues.

We may be materially affected by the risks associated with expanding our service offerings

Services contributed approximately 40% and 41% of our total revenue in the third quarter and nine months of 2003, respectively, compared to approximately 39% for the same periods in 2002. This growth was partially driven by new service offerings such as storage consulting services, implementation services, and storage management services. The development and delivery of these new services are critical to the success of our plan to deliver complete storage solutions to our customers. We must ensure that service professionals have the necessary skill sets, experience, tools, and training to support these new service offerings. Revenue growth from these new service offerings is needed to offset possible future declines in maintenance revenue from our installed service base of products under maintenance contracts as these products are displaced by sales of new StorageTek products under warranty. Any failure to properly develop or deliver our new and existing service offerings could have a material adverse effect on our financial condition and results of operations.

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

We may be materially affected by uneven sales patterns and by our ability to forecast customer demand accurately

In the past, our results have followed a seasonal pattern, which reflects the tendency of customers to make their purchase decisions at the end of a calendar year. During any fiscal quarter, a disproportionately large percentage of total product sales are earned in the last weeks or days of the quarter. It is difficult to predict the extent to which these historical trends will continue in the future. We cannot provide any assurance that we will be able to manage our uneven sales patterns.

We prepare and update our forecasts on a regular basis to predict customer demand for our products and services. If predicted demand is higher than actual demand, we may have excess inventory or an underutilized employee base. If actual demand exceeds predicted demand, we may not be able to meet customer requirements in a timely manner due to sourcing, manufacturing, or service constraints. We cannot provide any assurance that we will be able to forecast customer demand accurately or respond quickly to changes in customer demand.

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

We may be materially affected if we are unable to attract and retain key employees

Our future success depends in large part on our ability to attract and retain our key employees. For example, our financial results in Europe during 2003 have been adversely affected by transitions in our European management team. We face significant competition for individuals who possess the skills required to sell our products and services, as well as design, develop, manufacture, service, and market those products and services. An inability to successfully attract and retain these employees could have an adverse effect on our future financial condition and results of operations.

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

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of September 26, 2003, the end of the period covered by this report. Based on their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

During the fiscal quarter ended September 26, 2003, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1 — LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 5 of “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,” included in Part 1, Item 1, of this Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated by reference into this Quarterly Report on Form 10-Q:

3.1	Restated Certificate of Incorporation of Storage Technology Corporation dated July 28, 1987 (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.2	Certificate of Amendment dated May 22, 1989, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.3	Certificate of Second Amendment dated May 28, 1992, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.4	Certificate of Third Amendment dated May 21, 1999, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 1999, filed on August 9, 1999, and incorporated herein by reference)

3.5	Restated Bylaws of Storage Technology Corporation, as amended through November 16, 2002 (previously filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

4.1	Specimen Certificate of Common Stock, $0.10 par value of Registrant (previously filed as Exhibit (c)(2) to the Company’s Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference)

10.1[1]	Storage Technology Corporation Amended and Restated 1987 Employee Stock Purchase Plan, as amended through May 21, 2003 (previously filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-106930) filed on July 10, 2003, and incorporated herein by reference)

10.2[1,2]	Storage Technology Corporation Amended and Restated 1995 Equity Participation Plan, as amended through December 2001

10.3[1]	Storage Technology Corporation Management by Objective Bonus Plan (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.4[1]	Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)

10.5[1]	Storage Technology Corporation Flexible Option Plan, dated December 2001 (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10.6[1]	Agreement between the Company and Gary Francis, dated August 19, 1997 (previously filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 1997, filed on March 6, 1998, and incorporated herein by reference)

10.7[1]	Severance Agreement, dated as of July 1, 2001, between the Company and Robert S. Kocol (previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.8[1]	Restricted Stock Award Agreement, dated as of September 27, 2001, by and between the Company and Robert S. Kocol (previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10.9[1]	Offer Letter, dated May 10, 2001, from the Company to Michael McLay (previously filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.10[1]	Offer Letter, dated February 9, 2001, from the Company to Jill F. Kenney (previously filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.11[1]	Offer Letter, dated February 9, 2001, from the Company to Roger Gaston (previously filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.12[1]	Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $390,000 (previously filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.13[1]	Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $160,000 (previously filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.14[1]	Form of LEAP Participation Agreement, dated April 30, 2001 (previously filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.15[1]	Offer Letter, dated July 16, 2001, from the Company to Roy Perry (previously filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.16[1]	Offer Letter, dated June 27, 2001, from the Company to Angel Garcia (previously filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.17	Credit Agreement, dated as of October 10, 2001, among the Company, the several financial institutions thereto, Bank of America, N.A., as letter of credit issuing bank and sole administrative agent for the Banks, Key Corporate Capital, Inc. as Documentation Agent, Fleet National Bank as Syndication Agent, and Banc of America Securities LLC as sole lead arranger and sole book manager (previously filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.18	Security Agreement, dated as of October 10, 2001, by and among the Company, Bank of America, N.A., as Collateral Agent for itself and other Secured Parties referred to therein (previously filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.19	Guaranty, dated as of October 10, 2001, by StorageTek Holding Corporation, in favor of the Banks party to a certain Credit Agreement and Bank of America, N.A., as Agent and Issuing Bank and Collateral Agent (previously filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.20[1]	Form of Executive Severance Agreement (previously filed as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.21	Master Services Agreement (MSA), between each of the Company, Electronic Data Systems Corporation, and EDS Information Services L.L.C., dated as of April 1, 2002 (previously filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.22	Authorization Letter #1 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.23	Authorization Letter #2 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.24	Master Secondary Storage Services Agreement, between the Company and Electronic Data Systems Corporation, dated March 29, 2002 (previously filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.25[1]	Offer Letter, dated June 25, 2002, between the Company and Mark Roellig (previously filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2002, filed on August 12, 2002, and incorporated herein by reference)

10.26[1]	Form of Indemnification Agreement, dated as of November 22, 2002, between the Company and each director (previously filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.27[1]	Storage Technology Corporation 1993 Non-Statutory Stock Option Plan (previously filed as Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.28[1]	Offer Letter, dated November 12, 2002, between the Company and Pierre Cousin (previously filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.29[1]	Agreement, dated December 1, 2002, between the Company and Pierre Cousin (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.30[1]	Amended and Restated CEO Employment Agreement, dated March 27, 2003, between the Company and Patrick J. Martin (previously filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003, filed on May 9, 2003, and incorporated herein by reference)

10.31[1]	Form of Executive Agreement, dated as of February 12, 2003, between the Company and each executive officer (previously filed as Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003, filed on May 9, 2003, and incorporated herein by reference)

10.32	Letter, dated July 24, 2003, from the Company to Bank of America, N.A. (previously filed as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2003, filed on August 8, 2003, and incorporated herein by reference)

31.1[2]	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2[2]	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1[2]	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2[2]	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

1  Contract or compensatory plan or arrangement in which directors and/or officers participate
2  Indicates exhibit filed with his Quarterly Report on Form 10-Q

(b)     Reports on Form 8-K.

Current report on Form 8-K, filed on July 23, 2003, relating to an Item 9, Regulation FD Disclosure, regarding the announcement of our results of operations for the fiscal quarter ended June 27, 2003, including a copy of the script of the prepared remarks of the Chief Executive Officer and Chief Financial Officer from a conference call regarding such results of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2003 —————————————— (Date) November 7, 2003 —————————————— (Date)	STORAGE TECHNOLOGY CORPORATION
(Registrant)

/s/ ROBERT S. KOCOL
——————————————
Robert S. Kocol
Corporate Vice President
and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS G. ARNOLD
——————————————
Thomas G. Arnold
Vice President and Corporate Controller
(Principal Accounting Officer)