Form 10-K
period 2003-12-26
STORAGE TECHNOLOGY CORP
filed 2004-03-08
CIK 94673

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2003
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-7534

STORAGE TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	84-0593263
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One StorageTek Drive, Louisville, Colorado	80028-4309
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code 303-673-5151

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, $0.10 par value per share	New York Stock Exchange

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $2,762,406,685 based on the last reported sale price of the common stock of the registrant on the New York Stock Exchange's consolidated transactions reporting system on June 27, 2003, the last business day of the registrant's most recently completed second fiscal quarter. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant and common stock held by Section 16 officers and directors of the registrant have been excluded in that such persons may be deemed to be "affiliates" as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.

As of March 1, 2004, there were 112,461,457 shares of common stock of the registrant outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of its fiscal year ended December 26, 2003. Portions of the registrant's definitive proxy statement for its annual meeting of stockholders to be held May 20, 2004, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING STATEMENTS

All assumptions, anticipations, expectations, and forecasts contained in the following discussion regarding our business, future products, business plans, financial results, performance, and future events are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially because of a number of risks and uncertainties. Some of these risks are detailed in Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FACTORS THAT MAY AFFECT FUTURE RESULTS," and elsewhere in this Form 10-K. Forward-looking statements can typically be identified by the use of words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "intends," "potential," "continue," or the negative of such terms, or other comparable words. Forward-looking statements also include the assumptions underlying or relating to any such statements. The forward-looking statements contained in this Form 10-K represent a good-faith assessment of our future performance for which management believes there is a reasonable basis. We disclaim any obligation to update the forward-looking statements contained herein, whether as a result of new information, future events, or otherwise, except as may be otherwise required by law.

GENERAL

Storage Technology Corporation (StorageTek, we, our, or us) was incorporated in Delaware in 1969. Our principal executive offices are located at One StorageTek Drive, Louisville, Colorado 80028, telephone 303-673-5151.

Data storage has been our principal business for more than 30 years. We deliver a broad range of storage solutions that are easy to manage, integrate well with existing infrastructures, and allow universal access to data across servers, media types, and storage networks in both the mainframe and open-systems environments. We provide practical and safe storage solutions in tape, disk, networking, and services.

We provide products and services to a broad range of customers, including large multinational companies, midsize and small businesses, and universities, medical institutions, and governmental agencies. Our customers encompass a broad range of industry sectors around the world, including financial services, retail sales, healthcare, broadcasting, telecommunications, transportation, and a variety of manufacturing industries.

We market our products and services to end-user customers through our direct sales organization and through our indirect channel partners, including original equipment manufacturers (OEMs), value-added distributors (VADs), value-added resellers (VARs), and other distributors.

We maintain a presence in many major cities of the world. We operate sales and service offices throughout the United States and Canada, as well as throughout various international regions, including Europe, Asia-Pacific, and Latin America. U.S. operations accounted for approximately 47% of our total revenue in 2003, and international operations accounted for approximately 53%.

OUR STRATEGY

Our vision is to be the storage experts who deliver easy to use, industry-leading, innovative storage solutions to manage and protect business critical information. We intend to realize our vision of becoming the storage experts through Information Lifecycle Management (ILM). ILM is our approach to help customers assess and manage information based on how data is used and how readily available it must be to the people who use it. ILM offers a sustainable methodology for storing and managing information in a cost-effective manner according to how much it contributes to business operations at any point in time.

Current market conditions are forcing businesses to reconsider how they store and manage their information. Data volume is continually increasing, and companies are saving more data than ever due to government regulations, litigation, business continuance, and other requirements. These conditions are further complicated by the fact that storage costs are not decreasing as fast as the volume of data is increasing. While storage management costs and complexity are rising rapidly, most information technology budgets are flat or declining. ILM is designed to help our customers address these issues in an effective and efficient manner. By applying the ILM building blocks described below, customers may be able to achieve a proper balance in managing their storage infrastructures.

The ILM framework consists of the following four building blocks:

  •
  Storage—The foundation of our ILM strategy, storage includes a hierarchy of hardware and software with different price and performance options, from online storage for highly accessible data to archival storage for data that is rarely accessed, but must be retained.

  •
  Management—The brains behind our ILM strategy, management provides the intelligence for moving information along the storage hierarchy so that the right data is in the right place at the right time.

  •
  Replication—The heart of our ILM strategy, replication determines what degree of protection is needed for each level of data.

  •
  Integration—Integration turns our ILM strategy into a working solution by providing the networking and services necessary to ensure compatibility across servers, media types, and storage networks.

Our ILM strategy helps customers accomplish the following goals:

  •
  Store more data with fewer devices to save more time, money, and resources

  •
  Balance protection options with business risk to protect data from unexpected loss

  •
  Simplify data management and streamline the administration of integrated storage environments

We are able to translate our ILM strategy into reality for our customers by offering a full spectrum of storage product offerings, from online primary disk to inline Advanced Technology Attachment (ATA) disk to nearline tape to archive tape. Customers are able to realize the maximum benefits of these product offerings through the broad array of storage services we are able to deliver based on our extensive experience as storage experts.

BUSINESS SEGMENTS

We are organized into two reportable business segments: storage products and storage services. Information concerning revenue and gross profit for each of our business segments is found in Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," and in Item 8, "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA," of this Form 10-K, which information is incorporated by reference into this Item 1. All of our assets are retained and analyzed at the corporate level and are not allocated to the individual segments.

STORAGE PRODUCTS

Within storage products, we offer tape, disk, and network products. These product offerings include software designed to maximize storage management capabilities.

Tape Products

Our tape products historically have generated a significant portion of our product revenue. During 2003, tape products represented approximately 77% of our product revenue. These products are engineered to provide a reliable, affordable means to store large volumes of data and consist principally of the following:

  •
  Automated tape libraries.  Our L-Series automated tape libraries range from the L20, with up to 2 tape drives and 20 tape cartridge slots, to the L5500, with up to 80 tape drives and more than 5,000 tape cartridge slots. L-Series libraries are used in open-systems environments and support a wide variety of tape drives. These libraries provide significant flexibility to the customer because they can be easily installed, scaled, and upgraded. The PowderHorn® 9310 automated tape library is our largest-capacity library, with two robotic hands and up to 80 tape drives and more than 5,000 tape cartridge slots. It is a high-capacity, high-performance system for use in mainframe and open-systems environments.

  •
  Tape drives.  The T9840 series tape drives are designed to optimize access speed and are ideal for transaction- intensive applications. The T9940 series tape drives are designed to optimize capacity and are ideal for archiving, record retention, and disaster recovery applications. The T9840 series and T9940 series tape drives are used in both the mainframe and open-systems environments and can be attached by SCSI, ESCON, and native Fibre Channel. We also sell mainframe and open-systems tape media, Quantum tape drives, and Linear Tape Open (LTO) tape drives.

  •
  Virtual tape solutions.  The Virtual Storage Manager™ (VSM) system is a virtual tape product that provides customers with an intelligent software-driven data storage management solution. It is designed to maximize tape utilization, free up floor space, and optimize batch processing. VSM uses a disk buffer and virtual tape technology to optimize access time, throughput, and physical media and transport use, which results in significant time, money, and resource savings for the customer. It is currently available for the mainframe environment.

Disk Products

Our disk products are designed to maximize disk capacity utilization, provide fast access to business critical information, scale to customer storage requirements, and support storage area network (SAN) implementations. Our principal disk products include the following:

  •
  B-Series.  Our BladeStore disk system is a robust ATA disk-based storage system designed for open-systems environments. It offers customers enterprise-class reliability and availability, extreme storage density, and scalable capacity at an affordable price. BladeStore bridges the gap between high-performance disk and low-cost tape.

  •
  D-Series.  Our D-Series disk products are designed for open-systems environments and are offered through a strategic alliance with LSI Logic Storage Systems (LSI). D-Series disk is a tiered family of high-performance enterprise disk. It easily scales for a wide variety of online usage, fixed content data distribution, and offline data processing. Our D-Series disk ranges from the entry-level D173 disk system to the enterprise-class D280 disk system.

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

  •
  Networking hardware.  We offer a wide range of Fibre Channel connectivity devices that allow our customers to leverage all of their digital assets. We provide or resell leading world-class products, including Fibre Channel switches, directors, and multi-protocol storage routers for SAN solutions.

STORAGE SERVICES

We provide a broad portfolio of storage services to help our customers maintain, support, and manage their storage infrastructures while reducing their total cost of ownership. Our storage services offerings include the following:

  •
  Enterprise maintenance and support services.  We provide global maintenance and support services for storage products and integrated-system solutions through a combination of service engineers, remote diagnostic tools, online and telephone assistance, and local third-party service providers. We have strategically located our distribution centers throughout our markets to provide spare parts on an expedited basis. We offer different levels of service to meet customer requirements, including on-site service, same-day or next-day service, and parts exchange.

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

  –
  Data center design, build, and relocation support

  –
  Storage architecture consulting services

  –
  Storage solutions integration

  –
  Virtual tape optimization services

  –
  Business continuity plans

  –
  Enterprise backup and recovery services

BACKLOG

We generally manufacture our products based on our forecasts of near-term demand. We typically receive a significant volume of our orders late in each quarter, and customers may reschedule or cancel unfilled orders. For these reasons, we believe that backlog levels are not a meaningful indicator of future sales.

MARKETING AND DISTRIBUTION

We market our products and services on a global basis to end-user customers through our direct sales organization and through indirect channel partners. Our worldwide direct sales organization includes sales representatives, service engineers, system engineers, system integrators, and administrative support staff. Sales made by our direct sales force accounted for approximately 53% of our product revenue in 2003, 55% in 2002, and 59% in 2001.

Our indirect channel partners, including OEMs, VADs, and VARs, expand our reach into new markets and provide access to new customers. Indirect channel sales accounted for approximately 47% of our product revenue in 2003, 45% in 2002, and 41% in 2001. We generally receive lower gross profit margins on indirect channel sales, as compared to sales generated by our direct sales organization.

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

International revenue accounted for approximately 53% of total revenue in 2003, 49% in 2002, and 51% in 2001. In each of these three fiscal years, over two-thirds of our international revenue was derived from Europe. We are subject to various risks associated with conducting business outside the U.S. See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FACTORS THAT MAY AFFECT FUTURE RESULTS—We may be materially affected by the risks of conducting business outside the United States," which information is incorporated by reference into this Item 1, for a discussion of risks associated with international operations.

MANUFACTURING AND MATERIALS

Our primary manufacturing and assembly facilities are located in Puerto Rico. We also perform limited manufacturing and assembly in Colorado and France. All of our manufacturing and assembly facilities are currently in compliance with ISO 9001, 9002, or 9003.

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

COMPETITION

The data storage industry is intensely competitive and is characterized by rapid and continuous technological change, short product life cycles, changing customer requirements, and aggressive pricing. Our competitors vary in size and offer a broad range of products and services. We compete primarily on the basis of technology, product availability, performance, quality, reliability, price, and customer service. Aggressive competition has resulted in price erosion in the past, and we expect this trend to continue.

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

  •
  Network products.  Our SN6000 has a limited installed base as it is targeted for tape networking applications. We also offer third-party network products in conjunction with storage integration offerings for our customers. The market for network products is highly competitive and characterized by low barriers to entry and rapidly changing standards for protocols and interconnects.

  •
  Storage services.  We compete with a wide range of service providers who vary in terms of size and service offerings, no one of which is dominant in the storage services industry.

See Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FACTORS THAT MAY AFFECT FUTURE RESULTS—We may be materially affected by competition and by our ability to execute our ILM strategy to address competition," which information is incorporated by reference into this Item 1, for a discussion of risk factors related to competition and ILM.

RESEARCH AND DEVELOPMENT

We incurred research and development costs of approximately $204 million in 2003, $215 million in 2002, and $245 million in 2001. Our research and development activities focus on tape and disk products, virtual storage, SAN products, and services. We conduct research and development activities primarily internally, but we also enter into strategic partnerships and outsourcing arrangements for certain research and development activities.

We anticipate that we will continue to incur significant research and development costs in order to maintain and improve our competitive position. We cannot provide any assurance that we will successfully develop future products in a timely or cost-efficient manner. For further discussion of risk factors concerning research and development, see Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS—FACTORS THAT MAY AFFECT FUTURE RESULTS—We may be materially affected by risks associated with new product development," which information is incorporated by reference into this Item 1.

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

We presently hold approximately 550 U.S. patents, approximately 60 of which were issued in 2003. We also have numerous patent applications pending in the United States, including several that have been allowed and that we expect to be formally issued. Each patent generally has a 20-year term from the first effective filing date. We also hold foreign counterparts to many of our U.S. patents, and we have numerous applications pending in foreign countries. In addition, we have licenses to use patents held by others. No individual patent, license, or other item of proprietary information is material to our business.

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

ENVIRONMENTAL COMPLIANCE

We are subject to federal, state, local, and international environmental laws and regulations. Compliance with these laws and regulations has not had a material effect on our capital expenditures, earnings, or competitive position.

The European Union has finalized the Waste Electrical and Electronic Equipment (WEEE) directive, which regulates the collection, recovery, and recycling of waste from electrical and electronic products, and the Restrictions on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which bans the use of certain hazardous materials including lead, mercury, cadmium, chromium, and halogenated flame-retardants. Under WEEE, we will be responsible for financing operations for the collection, treatment, disposal, and recycling of past and future covered products. Because the specific legal requirements have not been finalized, we are presently unable to reasonably estimate the amount of any costs that may be necessary in order to comply with WEEE or RoHS.

EMPLOYEES

As of December 26, 2003, we had approximately 7,100 full-time employees.

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

In addition, our website includes items related to corporate governance matters such as our corporate governance guidelines, charters of various committees of the Board of Directors, and our code of ethics applicable to, among others, our CEO, CFO, and Corporate Controller. Copies of these documents are available free of charge on our website. Any stockholder may also obtain copies of these documents, free of charge, by sending a written request to the following address:

  Corporate Secretary
  StorageTek
  One StorageTek Drive
  Louisville, CO 80028-4309

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

No single customer accounted for 10% or more of our total revenue in 2003. No material portion of our business is subject to contract termination at the election of the U.S. government.

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

Reference is also made to Item 7, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," of this Form 10-K for information regarding liquidity, capital resources, and factors that may affect future results, which information is incorporated by reference into this Item 1.

ITEM 2. PROPERTIES

Our headquarters are located in Louisville, Colorado. As of December 26, 2003, we owned or leased a total of approximately 3,424,800 square feet of space worldwide. At the present time, we believe that our existing properties are suitable and adequate to meet our business needs.

The following is a summary of the locations, functions, approximate square footage, and estimated utilization of those properties:

		Square Footage
Location	Function
		Owned	Leased	Utilization
United States
Boulder County, CO	Executive and administrative offices, as well as manufacturing, research and development, spare parts, and finished goods facilities	1,652,800	161,400	80%
Minneapolis, MN	Research and development facilities and administrative offices	91,000	—	30%
Norcross, GA	Shared service center	—	35,600	100%
Other U.S. locations	Sales, customer service, and logistics facilities	—	526,100	74%
Puerto Rico	Manufacturing and assembly facilities	83,100	98,900	100%
International
Toulouse, France	Engineering, consulting integration, and marketing facilities	—	160,000	67%
Europe	Sales and customer service facilities	—	403,000	96%
Canada	Sales and customer service facilities	—	86,900	100%
Asia-Pacific region	Sales and customer service facilities	—	110,500	100%
Latin America	Sales and customer service facilities	—	15,500	100%

ITEM 3. LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 8 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," included in Item 8 of this Form 10-K, which information is incorporated by reference into this Item 3.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 26, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the New York Stock Exchange under the symbol STK. The table below reflects the high and low closing sales prices of our common stock on the New York Stock Exchange composite tape as reported by The Wall Street Journal during each fiscal quarter of 2003 and 2002. On March 1, 2004, there were 9,665 record holders of our common stock.

2003	High	Low
First Quarter	$25.43	$20.00
Second Quarter	27.00	20.22
Third Quarter	27.90	24.30
Fourth Quarter	26.71	22.35
2002	High	Low
First Quarter	$24.84	$18.10
Second Quarter	24.12	14.51
Third Quarter	15.69	10.60
Fourth Quarter	22.90	10.13

We have never paid cash dividends on our common stock. We currently plan to continue to retain future earnings for use in our business. Our revolving credit facility agreement prohibits the payment of cash dividends.

Information regarding securities authorized for issuance under equity compensation plans is set forth in Item 12 of this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR COMPARISON OF SELECTED FINANCIAL DATA

The fiscal year 2003, 2002, and 2001 statements of operations data has been derived from the consolidated financial statements and notes appearing elsewhere in this Form 10-K. The fiscal year 2000 and 1999 statements of operations data has been derived from our historical financial statements for such periods. The fiscal year 2003 and 2002 balance sheet data has been derived from the consolidated financial statements and notes appearing elsewhere in this Form 10-K. The fiscal year 2001, 2000, and 1999 balance sheet data has been derived from our historical financial statements for such periods. The following table (in thousands, except per share amounts) should be read in conjunction with the consolidated financial statements and associated notes found in Item 8 of this Form 10-K.

	Fiscal Year Ended December
	2003	2002	2001	2000	1999
STATEMENT OF OPERATIONS DATA
Revenue	$2,182,560	$2,039,615	$2,045,322	$2,060,204	$2,368,231
Operating profit (loss)	193,112	138,156	98,452	4,017	(97,236)
Net income (loss)	148,912	110,031	67,207	(1,782)	(74,550)
Earnings (loss) per common share:
Basic	$1.38	$1.05	$0.65	$(0.02)	$(0.75)
Diluted	1.35	1.02	0.64	(0.02)	(0.75)
BALANCE SHEET DATA
Working capital	$872,512	$656,223	$539,986	$470,602	$440,763
Total assets	2,305,246	1,976,140	1,758,883	1,653,558	1,735,475
Total debt	12,240	11,134	83,736	96,574	329,048
Total stockholders' equity	1,361,438	1,157,763	1,034,820	938,635	919,199

In 2000, we had restructuring and other related charges of approximately $27.3 million, net of tax. In 1999, we had litigation charges and restructuring and other related charges of approximately $102.0 million, net of tax.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and associated notes found in Item 8 of this Form 10-K.

2003 FINANCIAL OVERVIEW

We increased revenue and earnings in 2003, despite the fact that worldwide information technology spending was depressed for much of the year. Total revenue of $2.2 billion was up 7% compared to 2002. Revenue increased 2% as adjusted to reflect constant foreign currencies. We had revenue growth in both of our business segments in 2003, with a 5% increase in storage products revenue and an 11% increase in storage services revenue. The increase in storage products revenue was primarily due to strong tape product sales and success in selling integrated storage solutions. Storage services revenue increased due to strong maintenance and support services revenue, as well as a growing revenue contribution from our professional service offerings. We had a solid improvement in storage products gross profit margin due to favorable product mixes. Service margins decreased primarily due to increased investments in service resources. All of our geographies contributed to the revenue growth in 2003. The fourth quarter of 2003 represented the fourteenth straight quarter we have increased our earnings on a year-over-year basis. This earnings growth has been accomplished through a focus on profitable revenue growth, productivity improvements, and strong cost controls.

We continued to strengthen our balance sheet and cash flows during 2003. Total cash and investments increased $396.4 million to $1.06 billion as of December 2003, a 60% increase from December 2002. We drove working capital efficiencies by reducing our inventory and accounts receivable balances from 2002 to 2003. Our inventory levels decreased 17% due to continuing lean manufacturing initiatives. Our accounts receivable balance decreased 5% due to reductions in our past due receivable balances and improvements in our cash conversion cycle. Our operations are self-funded and our debt-to-capitalization ratio remains constant at 1%.

Through our strong balance sheet and cash flows, we believe that we are firmly positioned to exploit the imminent rebound in the economy. Our primary challenge for the future is to continue to grow revenue. We believe revenue growth can be achieved primarily through the successful execution of our Information Lifecycle Management (ILM) strategy. In 2004, we will continue to focus on improving our sales productivity in Europe. We believe that recent organizational changes in Europe will enable this improvement. A potential risk to successfully growing our revenue and earnings in the future is a continuation of the global economic downturn and its impact on information technology spending.

SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA

The following table presents Consolidated Statements of Operations data stated as a percentage of total revenue, except for segment gross profit, which is stated as a percentage of the applicable segment revenue. The table also presents the percentage change based on the dollar amounts of each of the items.

				Percentage Increase (Decrease) Based on Dollar Amounts
	Fiscal Year Ended December
				2003 vs. 2002	2002 vs. 2001
	2003	2002	2001
Revenue:
Storage products	61.2%	62.6%	66.5%	4.7%	(6.1)%
Storage services	38.8	37.4	33.5	10.8	11.3

Total revenue	100.0%	100.0%	100.0%	7.0%	(0.3)%

Gross profit:
Storage products	47.6%	45.1%	45.5%	10.5%	(7.0)%
Storage services	42.6	44.4	41.1	6.3	20.2

Total gross profit	45.6	44.8	44.0	8.9	1.6
Operating expenses:
Research and development costs	9.4	10.5	12.0	(5.0)	(12.1)
Selling, general, and administrative expenses	27.4	27.5	27.2	6.6	0.7

Operating profit	8.8	6.8	4.8	39.8	40.3
Interest income	0.5	0.5	0.5	2.9	0.6
Interest expense	(0.1)	(0.1)	(0.3)	(15.8)	(69.6)

Income before income taxes	9.2	7.2	5.0	38.0	43.7
Provision for income taxes	2.4	1.8	1.7	46.0	4.9

Net income	6.8%	5.4%	3.3%	35.3%	63.7%

The following table presents supplemental data for storage products revenue stated as a percentage of total storage products revenue, and the percentage change based on the dollar amounts of each of the items.

				Percentage Increase (Decrease) Based on Dollar Amounts
	Fiscal Year Ended December
				2003 vs. 2002	2002 vs. 2001
	2003	2002	2001
Supplemental data—storage products revenue
Tape products	77.2%	77.6%	80.9%	4.2%	(10.0)%
Disk products	12.8	11.4	8.4	17.0	26.8
Network products	6.7	6.9	5.0	1.2	30.7
Other	3.3%	4.1%	5.7%	(14.9)	(32.7)

Total storage products revenue	100.0%	100.0%	100.0%	4.7%	(6.1)%

REVENUE AND GROSS PROFIT MARGIN

Storage Products

Our storage products revenue consists of sales of tape products, disk products, and network products, including related software, for the mainframe and open-systems markets. The open-systems market consists of products designed to operate in the Unix, NT, and other non-MVS operating environments.

Storage products revenue increased in 2003, compared to 2002, primarily due to increases in tape and disk product sales. We had a 4% increase in tape product sales that was driven by strength in our Virtual Storage Manager (VSM) system revenue, which increased 20% from 2002. We also had a 10% increase in both our high-end and mid-range tape drive revenue. Disk product revenue increased 17% in 2003, propelled by a 37% increase in open-systems disk product revenue. We expanded our open-systems disk product portfolio in 2003, including our BladeStore offerings. The increase in open-systems disk revenue was partially offset by an 8% decrease in enterprise disk products. Storage products gross profit margin increased primarily due to a shift in product mix toward our higher margin products, led by the strength of our VSM sales. Revenue growth and margin increases benefited in 2003 from a particularly strong fourth quarter for VSM. Product mix, channel mix, and further operational efficiencies will be the key factors for maintaining and increasing storage products gross profit margin.

Storage products revenue decreased in 2002, compared to 2001, primarily due to a 10% decrease in tape product sales. We believe the decline in tape product sales was primarily attributed to the global economic conditions and the associated weakness in information technology spending, which translated into lower unit sales in 2002. The decline in tape products was partially offset by increased sales of disk and network products. Storage products gross profit margin decreased slightly in 2002, reflecting an increasing revenue contribution from our indirect channels, which typically carry lower gross profit margins. The margin pressure was largely offset by our efforts to reduce product costs.

Storage Services

Our storage services revenue consists primarily of revenue associated with the maintenance and support of our storage products and third-party storage products, as well as professional services revenue associated with diverse storage consulting activities.

Storage services revenue increased in 2003, compared to 2002, primarily due to an 8% increase in maintenance and support services revenue. We also had strong revenue growth from selling new professional service offerings. Storage services gross profit margin decreased in 2003, compared to 2002, primarily due to additional investments in resources within the services arena that we made in 2003 in order to expand our reach into new markets. The decrease in service margin was also due to increased revenue contributions from professional services, which typically carry lower margins than our traditional maintenance offerings. Professional services revenue accounted for 11% of total storage services revenue in 2003, compared to 9% for 2002. If professional services become a greater portion of our service revenue, we expect that the resulting change in our services mix would continue to adversely impact our storage services gross profit margin.

Storage services revenue increased in 2002, compared to 2001, driven largely by an expanded effort to sell services that help customers successfully manage their storage requirements, with balanced growth across our storage services portfolio. New service offerings included various storage consulting services, implementation services, and storage management services. Storage services gross profit margin increased in 2002, compared to 2001, reflecting improvements in spare parts utilization and the service delivery process.

RESEARCH AND DEVELOPMENT

Research and development expenses have steadily decreased from 2001 through 2003. These decreases have been achieved primarily through the implementation of engineering initiatives designed to improve research and development productivity, increase strategic alignment, and reduce non-essential spending. We continue to align our engineering functions to support the aims of our ILM strategy and improve productivity. We conduct research and development activities primarily internally, but we also enter into strategic partnerships and outsourcing arrangements for certain research and development activities. No single research or development project is expected to be individually material to our financial condition or results of operations, either in terms of the estimated future cost to complete or in terms of expected future revenue or cash flows resulting from the completion of the project.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general, and administrative expense (SG&A) increased in 2003, compared to 2002, primarily due to increased commission and bonus expenses as a result of our improved financial performance. SG&A also increased during 2003 as a result of investments in sales coverage and marketing initiatives designed to promote our ILM strategy. SG&A remained largely unchanged in 2002, compared to 2001. SG&A as a percentage of total revenue has remained relatively consistent during 2003, 2002, and 2001.

INTEREST INCOME AND EXPENSE

Interest income and expense were largely unchanged in 2003 compared to 2002 and 2001. Although our cash and investments balance has been increasing, decreasing interest rates have kept our interest income relatively unchanged. See "LIQUIDITY AND CAPITAL RESOURCES" for further discussion of our debt and financing arrangements.

INCOME TAXES

Our effective tax rate is impacted by a variety of factors, including the overall effectiveness of our global manufacturing strategies and changes in our estimates regarding the resolution of open tax matters. The following table summarizes our provisions for income taxes and effective tax rates both as reported on the Consolidated Statements of Operations and as adjusted to reflect the resolution of open tax matters (in thousands):

	Fiscal Year Ended December
	2003		2002		2001
	Provision	Effective Rate	Provision	Effective Rate	Provision	Effective Rate
As reported	$53,000	26%	$36,300	25%	$34,600	34%
Resolution of open tax matters	5,500	3	10,500	7	—	—

Adjusted	$58,500	29%	$46,800	32%	$34,600	34%

The resolution of open tax matters has resulted in a reduction in our tax provision of $5.5 million during 2003 and $10.5 million in 2002. Adjusting the reported tax provision to exclude these discrete tax events, our effective tax rate has decreased steadily from 34% in 2001 to 29% in 2003. This reduction in our effective tax rate reflects the fact that we continue to recognize increased tax benefits associated with our manufacturing operations in Puerto Rico. We expect that the effective tax rate will continue to decrease in 2004.

We are subject to regular audits by federal, state, and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities. Our income taxes payable balance as reported on the Consolidated Balance Sheet is comprised primarily of tax contingencies that we believe are both probable and reasonably estimable.

Our effective tax rate does not include U.S. tax on undistributed earnings of our foreign subsidiaries because such earnings are intended to be reinvested indefinitely outside of the U.S. The determination of amounts to be reinvested is based on the projected cash flow needs and the working capital and long-term investment requirements of our foreign subsidiaries and domestic operations. If excess cash has accumulated in the foreign subsidiaries and it is advantageous for business operations, tax, or foreign exchange reasons, a portion of the subsidiary earnings may be remitted. If such a determination is made, we would provide for the U.S. taxes due on those amounts at the time the determination is made. Material changes in our estimates of cash, working capital, and long-term investment requirements could impact our effective tax rate.

We have approximately $233.0 million of deferred tax assets as of December 26, 2003, which are recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Our valuation allowance of approximately $23.2 million relates principally to foreign net operating loss carryforwards.

See "CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS—Accounting for Income Taxes" for further description of our critical accounting estimates and assumptions for income taxes.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain or loss contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ materially from these estimates and assumptions.

Management has discussed the development, selection, and disclosure of our critical accounting estimates and assumptions with the Audit Committee of our Board of Directors. We believe that the application of the following critical accounting estimates and assumptions represent our more significant judgments used in the preparation of our consolidated financial statements.

Revenue Recognition

The majority of our products and services are delivered subject to agreements with standard terms and conditions. In certain situations, however, our agreements may include non-standard terms and conditions. In these situations, we must make judgments to determine the appropriate accounting. These judgments generally involve assessments regarding matters such as:

  •
  whether there are sufficient legally binding terms and conditions

  •
  whether customer acceptance has been received

  •
  whether the price to the customer is fixed or determinable

  •
  whether collection is reasonably assured

We evaluate the sufficiency of the terms and conditions of our agreements, as well as whether customer acceptance has been received, based on management's judgments, and as appropriate, advice from legal counsel. We evaluate whether the price to the customer is fixed or determinable based on historical experience. If we conclude that we cannot reliably estimate future returns, we utilize a sell-through method of accounting. For those sales recognized under the sell-in method of accounting, we record reductions in revenue for anticipated future returns. We record reductions to revenue for sales price adjustments. The reserves for anticipated future returns and sales price adjustments are determined based on our historical claims and returns experience. Our actual experience in future periods with respect to returns and sales price adjustments may differ from our historical experience.

We perform a quarterly analysis of our historical bad debt write-off experience to assess the reserve requirements for our aged receivables. We evaluate the collectibility of our accounts receivable based on both a specific analysis of known situations where we anticipate that customers will be unable to meet their financial obligations and a general analysis of past due receivables and our historical collection experience with similar accounts. If circumstances related to a specific customer change, or if our historical bad debt write-off experience changes as a result of changes in global economic conditions or other changes in our business, we may need to subsequently adjust our allowance for doubtful accounts. For additional information related to our allowance for doubtful accounts, see Note 2 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," included in Item 8 of this Form 10-K.

Warranty Costs and Liability

Our standard product warranties provide for the repair or replacement of products that fail to meet their published specifications. In situations where a product fails its essential purpose to the customer, we may also be responsible for refunding the purchase price of the product to the customer if we cannot remedy the product failure. We establish a warranty liability for the estimated cost of warranty-related claims at the time revenue is recognized. The amount of the warranty liability reflects our estimate of the expected future costs of fulfilling our obligations under the warranties. In developing our estimate, we consider our historical experience, the length of the warranty period, and the expectations for new products. If we discover a product design flaw or other unanticipated problem, our actual warranty costs may differ significantly from our original estimates. If we determine that an increased warranty reserve is necessary, we would increase the warranty liability and cost of revenue in the period the determination was made. The warranty liability is reviewed quarterly to verify that it properly reflects management's best estimate of the remaining warranty obligations. For additional information related to our warranty reserves, see Note 9 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," included in Item 8 of this Form 10-K.

Inventory Valuation

We establish and evaluate our inventory reserve estimates for obsolete, slow-moving, and non-saleable inventory based on a quarterly review of inventory cost versus estimated market value. Market value estimates involve significant judgments about a number of factors, including the impacts of future product or technology introductions by us or by our competitors, delays in the availability of new products, changes in the purchasing patterns of our customers, and changes in global economic conditions. To the extent that inventory cost exceeds estimated market value, we would increase our inventory reserve, which would result in a corresponding charge to cost of revenue. For additional information related to our inventory reserves, see Note 2 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," included in Item 8 of this Form 10-K.

Accounting for Income Taxes

We are subject to regular audits by federal, state, and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities. We account for income tax contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." Our income taxes payable balance as reported on the Consolidated Balance Sheet is comprised primarily of tax contingencies that we believe are both probable and reasonably estimable.

Future benefits or charges to our reported income tax provision can result from the resolution of open tax matters. Some factors that may result in a change in our estimates for contingent tax matters include:

  •
  The expiration of statutes of limitations

  •
  Changes in tax regulations

  •
  Tax rulings, settlements, and other factors affecting estimates of tax contingencies

The interaction of all these factors, together with any opportunities for us to minimize the impact of these factors through the carryback or carryforward of any associated tax liabilities or benefits in the multiple tax jurisdictions where we do business, is very complex and requires considerable judgment. Furthermore, these uncertainties may require an extended period of time to resolve and may not be determinable prior to the time the statutes of limitations expire in the respective tax jurisdictions. While we believe that we have appropriately provided for income taxes for all years, any of these factors may result in significant adjustments to our tax provision. Any adjustments to our reserves for tax contingencies may result in benefits or charges that would impact our reported financial results in future periods.

Deferred tax assets and liabilities represent the expected tax consequences of transactions that are recognized in different time periods for book and tax purposes. We record a valuation allowance to reduce the deferred tax assets to the amount of the tax benefit that we believe will be realized in the future. We assess the need for a valuation allowance by reviewing our earnings history, the number of years that our operating losses and tax credits can be carried forward, and future taxable income expectations by tax jurisdiction. We perform an ongoing assessment to determine whether there is a need to increase or decrease the valuation allowance based on our expected realization of the deferred tax assets. Any adjustment to the valuation allowance would impact our tax provision.

RECENT ACCOUNTING PRONOUNCEMENTS

For information regarding recent accounting pronouncements, see Note 2 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," included in Item 8 of this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The following table summarizes our cash flows from continuing operations (in thousands):

	Fiscal Year Ended December
	2003	2002	2001
Operating activities	$364,577	$360,289	$266,095
Investing activities	(84,705)	(97,831)	(51,303)
Financing activities	57,674	(50,374)	(31,582)

Our cash and cash equivalents balance increased $344.0 million in 2003 and $204.4 million in 2002. The increase in cash and cash equivalents in 2003 was primarily a result of cash flows generated by our operations. While cash flow from operations was basically unchanged compared to 2002, the gross amounts of cash received and paid increased primarily due to growth in revenue. Cash provided by operating activities increased $94.2 million in 2002, compared to 2001, primarily due to our efforts to effectively manage working capital.

In 2003, cash used in investing activities included net purchases of short- and long-term investments of $49.1 million. In 2002, cash used in investing activities included the repurchase of $52.2 million of tape storage equipment from EDS in connection with a secondary storage services agreement.

In 2003, cash provided by financing activities included $58.7 million of proceeds from employee stock plans, an increase of 145% from 2002. Cash used in financing activities increased $18.8 million in 2002, primarily due to repayments of borrowings under our credit facilities in 2002.

Future Sources and Uses of Cash

We expect that cash flows from operations will continue to serve as our principal source of liquidity, and we believe that we have adequate working capital and financing capabilities to meet our anticipated operating and capital requirements for the next 12 months. We also anticipate that our cash balance will continue to increase, primarily as a result of our operating activities. However, cash flows from operations could be negatively impacted by a decrease in demand for our products and services as a result of rapid technological changes and other risks described under "FACTORS THAT MAY AFFECT FUTURE RESULTS."

In January 2004, our Board of Directors authorized a stock repurchase program to acquire up to 1,000,000 shares of common stock per quarter through 2005. The intent of the repurchase program is to offset dilution created by shares issued under employee stock plans. We intend to fund the repurchases through cash flows from operations.

Cash flows from operations can be supplemented by our $75 million revolving credit facility (the Revolver) that expires in October 2004. The interest rates for borrowing under the Revolver are dependent on our Total Debt to rolling four quarter Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA) ratio and the term of the outstanding borrowings. The rate ranges from the applicable LIBOR plus 1.75% to 2.50% or the agent bank's base rate plus 0.00% to 0.50%. We pay a 0.50% per annum commitment fee on any unused borrowings. We had no outstanding borrowings under the Revolver as of December 26, 2003. The Revolver is secured by our U.S. accounts receivable and U.S. inventory, and contains certain financial and other covenants, including a prohibition on the payment of cash dividends.

Over the longer term, we may choose to fund our operations through the issuance of additional equity or debt financing. The issuance of equity or convertible debt securities could result in dilution to our stockholders, and we cannot provide any assurance that such additional long-term financing, if required, could be completed on favorable terms.

Contractual Obligations

The following table summarizes our contractual obligations as of December 26, 2003 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years
Capital leases	$15,416	$1,714	$3,426	$3,426	$6,850
Operating leases	106,998	34,461	41,821	20,915	9,801
Purchase obligations	438,341	64,104	101,085	100,602	172,550

Total	$560,755	$100,279	$146,332	$124,943	$189,201

The majority of our purchase obligations relate to a ten-year agreement with EDS, under which we outsourced certain internal information technology and customer call center operations to EDS.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We may be materially affected by global economic and political conditions

Our ability to generate revenue growth during the last several years was adversely affected by the slowdown in the global economy as customers delayed their purchase decisions, reduced their information technology spending budgets, increased their purchase authorization approval requirements, and reduced their capital expenditures by maximizing the current capacities of their data storage equipment. During the last several years, we implemented various cost-saving measures to help mitigate the adverse effects of the slowdown in the global economy. We cannot provide any assurance that a prolonged economic downturn will not have additional adverse effects on our financial condition, results of operations, or our ability to generate revenue growth. Furthermore, we cannot provide any assurance that our cost-saving measures will be successful or sufficient to allow us to continue to generate improved operating results in future periods.

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

We may be materially affected by a decrease in demand for our tape products or by an inability to maintain key competitive advantages in tape

In 2003, approximately 77% of our storage products revenue was generated by sales of our tape products. Services associated with our tape products also represent a significant portion of our storage services revenue. If overall demand for tape storage products declines, or if we lose market share in tape, our financial condition and results of operations could be materially affected.

One of the key competitive advantages that our tape products have over competing disk products is that tape products store data at a fraction of the price of disk storage. The price of disk storage continues to decrease rapidly due to competition and decreasing manufacturing costs associated with new disk drive technologies such as Advanced Technology Attachment (ATA). We must continue to develop and introduce new tape products that reduce the cost of tape storage at a rate that is similar to or greater than the decline in disk storage costs in order to maintain this competitive advantage. We cannot provide any assurance that we will be able to reduce the cost of our tape products at a rate similar to the decline in disk storage costs.

We may be materially affected by competition and by our ability to execute our ILM strategy to address competition

The data storage industry is highly competitive, and customers make their decisions based on a number of competitive factors. We must address each of these factors effectively in order to successfully compete. If we are unable to adapt our products and services to changes in these competitive factors, we may lose market share to our competitors.

Our principle strategy for addressing the competition and growing revenue is our ILM strategy. Our ILM strategy is intended to capitalize on our ability to deliver complete storage solutions that satisfy customer storage requirements, including tape, disk, and network products, together with associated services. We achieved some initial success in our ILM strategy in 2003; however, we must continue to develop and deliver on this strategy in the future in order to grow revenue. We have also seen the adoption of strategies similar to our ILM strategy by our competitors. We cannot provide any assurance that we will successfully execute our ILM strategy or that this strategy will provide us with a competitive advantage in the data storage industry.

We may be materially affected by the risks associated with expanding our service offerings

Services contributed approximately 39% of our total revenue in 2003, compared to 37% in 2002 and 34% in 2001. This growth was partially driven by new service offerings such as storage consulting services, implementation services, and storage management services. The development and delivery of these new services are critical to the success of our plan to deliver complete storage solutions to our customers. We must ensure that service professionals have the necessary skill sets, experience, tools, and training to support these new service offerings. Revenue growth from these new service offerings is needed to offset possible future declines in maintenance revenue from our installed service base of products under maintenance contracts as these products are displaced by sales of new StorageTek products under warranty. Any failure to properly develop or deliver our new and existing service offerings could have a material adverse effect on our financial condition and results of operations.

We may be materially affected by uneven sales patterns and by our ability to forecast customer demand accurately

In the past, our results have followed a seasonal pattern, which reflects the tendency of customers to make their purchase decisions at the end of a calendar year. During any fiscal quarter, a disproportionately large percentage of total product sales are earned in the last weeks or days of the quarter. We continued to experience these trends in 2003. It is difficult to predict the extent to which these historical trends will continue in the future. We cannot provide any assurance that we will be able to manage our uneven sales patterns.

We prepare and update our forecasts on a regular basis to predict customer demand for our products and services. If actual demand exceeds predicted demand, we may not be able to meet customer requirements in a timely manner due to sourcing, manufacturing, or service constraints. If actual demand is less than predicted demand, we may have excess inventory or an underutilized employee base. We cannot provide any assurance that we will be able to forecast customer demand accurately or respond quickly to changes in customer demand.

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

We may be materially affected by our ability to grow our indirect channels successfully

We are continually developing our indirect distribution channels, including original equipment manufacturers (OEMs), value-added distributors (VADs), value-added resellers (VARs), and other distributors. Indirect channel sales contributed approximately 47% of our total product revenue in 2003, compared to 45% in 2002 and 41% in 2001. Increasing our sales through these indirect channels is critical to expanding our reach into the growing open-systems market. Successfully managing the interaction of our direct and indirect channel efforts to effectively reach all of the potential customer segments for our products and services is a complex process. We cannot provide any assurance that we will be successful in expanding our indirect channel sales. Our ability to forecast future demand for our products may be adversely affected by unforeseen changes in demand from our indirect channel partners. Storage products gross profit margins may be adversely impacted to the extent we continue to receive a larger portion of our sales through our indirect channels in the future. Maintenance revenue may also be adversely affected in future periods to the extent that customers of our indirect channel partners elect to purchase maintenance services from our competitors. Our financial results may also be negatively affected if the financial condition of one or more of our channel partners weakens.

We may be materially affected by the risks associated with sole source suppliers

We purchase certain key parts, components, and services from sole source suppliers who we believe are currently the only providers that meet our specifications or for which alternative sources of supply are not readily available. The following table shows our significant sole source suppliers and the products or services they provide:

Name of supplier	Product or service provided
Imation Corporation	T9840 and T9940 series tape media
Sanmina-SCI Corporation	Printed circuit boards and certain other manufacturing and repair services
LSI Logic Storage Systems	D-Series disk products
Fujitsu Electronics America	Application-specific integrated circuits (ASICs) for various tape and disk products
Philips Semiconductors	ASICs for various tape and disk products
Herald Datanetics Ltd. (HDL)	Key component used in certain tape products

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

We may be materially affected by a failure to obtain quality parts and components in a timely manner or by a failure to effectively manage inventory levels

We generally use standard parts and components for our products and believe that there are a number of alternative, competent vendors for most of those parts and components. Certain suppliers have experienced occasional technical, financial, or other problems that have delayed deliveries in the past. An unanticipated failure of one of our suppliers to meet requirements for an extended period, or the inability to secure comparable components in a timely manner, could result in a shortage of key components or products, longer lead times, reduced control over production and delivery schedules, and an inability to fulfill customer orders in a timely manner.

We have reduced our inventory levels by over 17% in 2003 and over 27% in 2002, primarily as a result of lean manufacturing initiatives. As we continue to move toward a lean manufacturing environment, we will become increasingly dependent on a limited supplier base to deliver quality parts and components in a timely manner. A supplier's inability to deliver parts and components on a timely basis, or our failure to effectively manage inventory levels, could have a material adverse effect on our financial condition and results of operations.

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

Storage area network (SAN) solutions are an example of the rapid technological change in our industry. SAN technologies and standards are continually evolving. We continue to develop the necessary product modifications and professional services knowledge to implement our SAN solutions successfully in various customer operating environments. Because the SAN market changes so quickly, it is difficult to predict the future rate of adoption of our SAN solutions.

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

We may be materially affected if we are unable to attract and retain our key employees

Our future success depends in large part on our ability to attract and retain our key employees. During 2003, several changes were made with respect to the executive management team and their organizational responsibilities. We face significant competition for individuals who possess the skills required to sell our products and services, as well as design, develop, manufacture, service, and market those products and services. An inability to successfully attract and retain these employees could have an adverse effect on our future financial condition and results of operations. Furthermore, there may be a delay between when organizational announcements are made and when the organizations are fully effective.

We may be materially affected by the risks of conducting business outside the United States

International operations accounted for approximately 53% of our revenue in 2003, compared to 49% in 2002 and 51% in 2001. We also sell products through U.S. indirect channel partners that have some of their end-user customers located outside the United States. We expect that we will continue to generate a significant portion of our revenue from international operations.

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

We may be materially affected by the WEEE directive

The European Union has finalized the Waste Electrical and Electronic Equipment (WEEE) directive, which regulates the collection, recovery, and recycling of waste from electrical and electronic products, and the Restrictions on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which bans the use of certain hazardous materials including lead, mercury, cadmium, chromium, and halogenated flame-retardants. Under WEEE, we will be responsible for financing operations for the collection, treatment, disposal, and recycling of past and future covered products. Because the specific legal requirements have not been finalized, we are presently unable to reasonably estimate the amount of any costs that may be necessary in order to comply with WEEE. We cannot provide any assurance that compliance with WEEE and RoHS will not have a material adverse effect on our financial condition or results of operations.

Our manufacturing operations may be materially affected by weather-related risks

We manufacture and assemble a significant portion of our products in Puerto Rico. Our ability to perform these activities may be significantly affected by weather-related risks beyond our control. We believe that if the Puerto Rico facilities were significantly affected by adverse weather, we could relocate to an alternative facility within a reasonable period of time; however, we cannot provide any assurance that we would be able to relocate to that facility without a material adverse impact on our financial condition or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Rate Risk

Our primary market risk relates to changes in foreign currency exchange rates. The functional currency for our foreign subsidiaries is the U.S. dollar. A significant portion of our revenue is generated by our international operations. The majority of our international operations involve transactions denominated in the euro, Pound Sterling, and Japanese yen. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by our international operations. As a result, our financial condition, results of operations, and cash flows can be materially affected by changes in foreign currency exchange rates. We attempt to mitigate this exposure as part of our foreign currency hedging program. The primary goal of our foreign currency hedging program is to reduce the risk of adverse foreign currency movements on the reported financial results of our non-U.S. dollar transactions. Factors that could have an impact on the effectiveness of our hedging program include the accuracy of forecasts and the volatility of foreign currency markets. All foreign currency derivatives are authorized and executed pursuant to our policies. We do not hold or issue derivatives or any other financial instruments for trading or speculative purposes.

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

A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate sensitive instruments held as of December 26, 2003, and as of December 27, 2002, would result in a hypothetical loss in fair value of approximately $59.2 million and $64.5 million, respectively. The determination of the fair value of these instruments is described in Note 5 of "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS," included in Item 8 of this Form 10-K. The decrease in the hypothetical loss for 2003 is primarily due to a decrease in net outstanding derivatives. These hypothetical losses do not take our underlying international operations into consideration. We anticipate that any hypothetical loss associated with our foreign currency exchange rate sensitive instruments would be substantially offset by gains associated with our underlying international operations.

Interest Rate Risk

Changes in interest rates primarily affect interest income earned on our cash investments. A hypothetical 10% adverse movement in interest rates applied to cash investments would not have a material adverse effect on our financial condition, results of operations, or cash flows.

Credit Risk

We are exposed to credit risk associated with cash equivalents, investments, foreign currency options and forwards, and trade receivables. We do not believe that our cash equivalents, investments, or foreign currency derivatives present significant credit risks, because the counterparties to the instruments consist of major financial institutions, and we manage the notional amount of contracts entered into with any one counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and
Board of Directors of
Storage Technology Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, changes in stockholders' equity, and comprehensive income present fairly, in all material respects, the financial position of Storage Technology Corporation and its subsidiaries at December 26, 2003 and December 27, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for goodwill on the first day of the Company's fiscal year 2002 as required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

PricewaterhouseCoopers LLP

Denver, Colorado
March 3, 2004

STORAGE TECHNOLOGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Share Amounts)

	December 26, 2003	December 27, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,001,629	$657,599
Short-term investments	14,650	5,795
Accounts receivable	539,334	566,863
Inventories	109,988	133,275
Deferred income tax assets	139,446	99,246
Other current assets	123	1,461

Total current assets	1,805,170	1,464,239
Long-term investments	43,501	—
Property, plant, and equipment	201,647	240,021
Spare parts for maintenance	44,695	39,346
Deferred income tax assets	93,521	114,002
Other assets	116,712	118,532

Total assets	$2,305,246	$1,976,140

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,090	$773
Accounts payable	132,404	135,348
Accrued liabilities	483,672	421,511
Income taxes payable	250,818	215,240
Other current liabilities	64,674	35,144

Total current liabilities	932,658	808,016
Long-term debt	11,150	10,361

Total liabilities	943,808	818,377

Commitments and contingencies (Notes 6, 8, and 9)
STOCKHOLDERS' EQUITY
Common stock, $0.10 par value, 300,000,000 shares authorized; 111,135,483 shares issued at 2003 and 106,849,329 shares issued at 2002	11,114	10,685
Capital in excess of par value	991,273	908,100
Retained earnings	409,072	260,160
Accumulated other comprehensive loss	(30,436)	(9,584)
Treasury stock of 299,677 shares at 2003 and 238,276 shares at 2002, at cost	(5,919)	(4,444)
Unearned compensation	(13,666)	(7,154)

Total stockholders' equity	1,361,438	1,157,763

Total liabilities and stockholders' equity	$2,305,246	$1,976,140

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Year Ended
	December 26, 2003	December 27, 2002	December 28, 2001
Revenue:
Storage products	$1,336,072	$1,275,941	$1,359,356
Storage services	846,488	763,674	685,966

Total revenue	2,182,560	2,039,615	2,045,322

Cost of revenue:
Storage products	700,727	700,806	741,142
Storage services	485,824	424,314	403,719

Total cost of revenue	1,186,551	1,125,120	1,144,861

Gross profit	996,009	914,495	900,461
Research and development costs	204,362	215,007	244,542
Selling, general, and administrative expense	598,535	561,332	557,467

Operating profit	193,112	138,156	98,452
Interest income	10,548	10,250	10,189
Interest expense	(1,748)	(2,075)	(6,834)

Income before income taxes	201,912	146,331	101,807
Provision for income taxes	(53,000)	(36,300)	(34,600)

Net income	$148,912	$110,031	$67,207

EARNINGS PER COMMON SHARE
Basic earnings per common share	$1.38	$1.05	$0.65

Weighted-average shares	108,135	105,108	103,143

Diluted earnings per common share	$1.35	$1.02	$0.64

Weighted-average and dilutive potential shares	110,648	107,437	104,929

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Year Ended
	December 26, 2003	December 27, 2002	December 28, 2001
OPERATING ACTIVITIES
Cash received from customers	$2,258,219	$2,003,517	$2,083,280
Cash paid to suppliers and employees	(1,889,154)	(1,636,056)	(1,842,709)
Cash received from litigation and other special items	—	—	19,730
Interest received	9,912	9,956	10,189
Interest paid	(1,285)	(1,698)	(5,917)
Income tax (paid) refunded	(13,115)	(15,430)	1,522

Net cash provided by operating activities	364,577	360,289	266,095

INVESTING ACTIVITIES
Purchase of investments	(60,959)	—	—
Proceeds from sale of investments	11,813	2,004	—
Purchase of property, plant, and equipment	(43,555)	(88,459)	(57,834)
Proceeds from sale of property, plant, and equipment	3,752	1,274	114
Other assets	4,244	(12,650)	6,417

Net cash used in investing activities	(84,705)	(97,831)	(51,303)

FINANCING ACTIVITIES
Proceeds from employee stock plans	58,721	23,979	18,043
Repayments of credit facilities	—	(73,401)	(12,227)
Proceeds from other debt	1,325	1,625	2,305
Repayments of other debt	(2,372)	(2,577)	(9,289)
Repayment of company-owned life insurance policy loans	—	—	(30,414)

Net cash provided by (used in) financing activities	57,674	(50,374)	(31,582)

Effect of exchange rate changes on cash	6,484	(7,702)	(9,724)

Increase in cash and cash equivalents	344,030	204,382	173,486
Cash and cash equivalents at beginning of year	657,599	453,217	279,731

Cash and cash equivalents at end of year	$1,001,629	$657,599	$453,217

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$148,912	$110,031	$67,207
Depreciation and amortization expense	87,890	90,533	107,026
Inventory writedowns	24,064	32,571	56,360
Translation (gain) loss	21,053	8,990	(23,791)
Non-cash litigation and other special items	—	—	16,471
Other non-cash adjustments to income	(22,470)	17,694	34,245
(Increase) decrease in accounts receivable	75,659	(36,098)	30,713
(Increase) decrease in inventories	959	21,403	(15,813)
(Increase) decrease in other current assets	2,297	(3,550)	(4,661)
Increase in spare parts	(16,344)	(22,998)	(11,147)
(Increase) decrease in net deferred income tax assets	(13,715)	4,622	(22,256)
Increase (decrease) in accounts payable	(7,191)	67,337	(31,646)
Increase in accrued liabilities	17,111	39,865	6,882
Increase in other current liabilities	5,020	16,869	—
Increase in income taxes payable	41,332	13,020	56,505

Net cash provided by operating activities	$364,577	$360,289	$266,095

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(In Thousands)

	Common Shares Issued	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Unearned Compensation	Total
Balances, December 29, 2000	103,172	$10,320	$854,744	$82,922	$—	$(2,334)	$(7,017)	$938,635

Components of comprehensive income:
Net income	—	—	—	67,207	—	—	—	67,207
Other comprehensive income	—	—	—	—	7,642	—	—	7,642

Total comprehensive income	—	—	—	67,207	7,642	—	—	74,849

Shares issued upon exercise of stock options	263	26	3,540	—	—	—	—	3,566
Shares issued under employee stock purchase plan	1,568	157	14,308	—	—	—	—	14,465
Restricted stock activity	15	1	601	—	—	—	1,961	2,563
Other	15	(1)	2,186	—	—	(1,443)	—	742

Balances, December 28, 2001	105,033	10,503	875,379	150,129	7,642	(3,777)	(5,056)	1,034,820

Components of comprehensive income:
Net income	—	—	—	110,031	—	—	—	110,031
Other comprehensive loss	—	—	—	—	(17,226)	—	—	(17,226)

Total comprehensive income	—	—	—	110,031	(17,226)	—	—	92,805

Shares issued upon exercise of stock options	683	68	9,078	—	—	—	—	9,146
Shares issued under employee stock purchase plan	924	92	14,715	—	—	—	—	14,807
Restricted stock activity	203	20	5,319	—	—	—	(2,098)	3,241
Other	6	2	3,609	—	—	(667)	—	2,944

Balances, December 27, 2002	106,849	10,685	908,100	260,160	(9,584)	(4,444)	(7,154)	1,157,763

Components of comprehensive income:
Net income	—	—	—	148,912	—	—	—	148,912
Other comprehensive loss	—	—	—	—	(20,852)	—	—	(20,852)

Total comprehensive income	—	—	—	148,912	(20,852)	—	—	128,060

Shares issued upon exercise of stock options	2,843	284	43,413	—	—	—	—	43,697
Shares issued under employee stock purchase plan	856	86	14,880	—	—	—	—	14,966
Restricted stock activity	567	57	12,416	—	—	—	(6,512)	5,961
Other	20	2	12,464	—	—	(1,475)	—	10,991

Balances, December 26, 2003	111,135	$11,114	$991,273	$409,072	$(30,436)	$(5,919)	$(13,666)	$1,361,438

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Year Ended
	December 26, 2003	December 27, 2002	December 28, 2001
Net income	$148,912	$110,031	$67,207

Other comprehensive income (loss):
Foreign currency hedging contracts:
Cumulative effect of change in accounting principle on adoption of Statement of Financial Accounting Standards No. 133 and 138, net of tax benefit of $0, $0, and $(3,881)	—	—	(7,535)
Gain (loss) on foreign currency cash flow hedges, net of tax expense (benefit) of $(25,310), $(18,106), and $10,364	(40,377)	(29,045)	26,692
Reclassification adjustment for net (gains) losses included in net income, net of tax (expense) benefit of $18,689, $5,947, and $(4,284)	29,788	9,539	(11,515)
Minimum pension liability adjustment, net of tax benefit of $4,380, $0, and $0	(10,219)	—	—
Unrealized gain on marketable securities:
Holding gain, net of tax expense of $695, $977, and $0	1,587	2,280	—
Reclassification adjustment for net gains included in net income, net of tax expense of $699, $0, and $0	(1,631)	—	—

Other comprehensive income (loss)	(20,852)	(17,226)	7,642

Comprehensive income	$128,060	$92,805	$74,849

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—NATURE OF OPERATIONS

Storage Technology Corporation (StorageTek or the Company) delivers a broad range of storage solutions that are easy to manage and allow universal access to data across servers, media types, and storage networks in both the mainframe and open-systems environments. The principal markets for the Company's products and services are located in the United States, Europe, and Asia-Pacific.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Storage Technology Corporation and its wholly owned subsidiaries (collectively, StorageTek or the Company). All intercompany accounts and transactions have been eliminated in consolidation.

FISCAL YEAR

The Company's fiscal year is a 52- or 53-week period ending on the last Friday in December. Accordingly, fiscal year 2003 ended on December 26, 2003, fiscal year 2002 ended on December 27, 2002, and fiscal year 2001 ended on December 28, 2001. Fiscal years 2003, 2002, and 2001 were all 52-week fiscal years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.

SIGNIFICANT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain or loss contingencies. Management has made estimates in several areas including, but not limited to, estimates of revenue reserves, warranty liabilities, the valuation of inventory, and income taxes. Actual results could differ materially from these estimates.

REVENUE RECOGNITION

StorageTek primarily derives revenue from the sale of storage products, including related software, and storage services. Revenue for sales and services is recognized when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price to the customer is fixed or determinable, and (d) collectibility is reasonably assured. The application of these criteria varies based on the nature of the products or services, the terms and conditions under which the products or services are delivered, and the Company's historical experience with returns and adjustments. The majority of the Company's software is designed to be installed and operate with the Company's storage products, and does not require significant modification or customization. The Company's revenue recognition policies are based on the guidance in Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition," and Statement of Position (SOP) 97-2, "Software Revenue Recognition." The following table summarizes total revenue contribution by policy:

	2003	2002	2001
End-user products	32%	34%	40%
Indirect channel products—sell-in method	14%	15%	15%
Indirect channel products—sell-through method	15%	14%	11%
Storage services	39%	37%	34%

Total	100%	100%	100%

End-user products.    Product is deemed delivered to the customer either at the time of installation at the customer-designated site, or on delivery and receipt of written customer acceptance, depending on the terms of the contract and applicable commercial law.

Indirect channel products—sell-in method.    Sales to indirect channel customers under the sell-in method are generally subject to agreements that provide limited rights of return with respect to unsold products, subsequent sales price adjustments, and return rights under the product warranties. Revenue to indirect channel customers on the sell-in method is recognized at the time of delivery based on the Company's assessment that the amount of future returns and price adjustments can be reasonably estimated from historical experience. Reserves for estimated returns and price adjustments are recorded as a reduction of revenue.

Indirect channel products—sell-through method.    Sales to value-added distributors (VADs) and value-added resellers (VARs) under the sell-through method are generally subject to agreements that provide limited rights of return with respect to unsold products, subsequent sales price adjustments, and return rights under the product warranties. Revenue to indirect channel customers on a sell-through method is recognized after the product has shipped and all rights of return for unsold products have expired. Reserves for estimated price adjustments and product warranty returns are recorded as revenue reductions based on historical claims experience.

Storage services.    Revenue for maintenance service contracts and storage services arrangements is recognized ratably as earned over the contractual period. Revenue for time and material service contracts is recognized as the services are rendered. Service costs and expenses are recognized as incurred. Prepaid services are recognized on a straight-line basis over the contractual service period.

Multiple-element arrangements.    The Company enters into transactions that include multiple-element arrangements, which may include any combination of products and services. When some elements are delivered prior to others in an arrangement, revenue for the delivered elements is separately recognized provided the following requirements are met; otherwise, revenue is deferred until all elements of the arrangement are delivered.

  •
  The delivered elements have a value to the customer on a standalone basis

  •
  There is vendor-specific objective evidence (VSOE) of the fair value of the undelivered element

  •
  Delivery or performance of the undelivered element is considered probable and substantially under the Company's control

The amount allocable to delivered items is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. If the undelivered element represents services, a residual method of allocating revenue is used. Under the residual method, revenue is deferred for the estimated fair value of the undelivered services. The Company estimates the fair value of the undelivered services based on separate service offerings with customers. For undelivered elements other than services, a relative fair value method of revenue allocation is used, under which revenue is allocated to the separate elements based on their relative fair values. Deferred revenue associated with undelivered elements is included within accrued liabilities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments include cash and cash equivalents, short- and long-term investments, foreign currency options and forwards, and long-term debt. The carrying amount for cash and cash equivalents approximates fair value due to the short maturities and variable rates of interest associated with those instruments. The short-and long-term investments, as well as the foreign currency options and forwards, are recorded at fair value on the Consolidated Balance Sheet. For a further description of the methods used by the Company to determine the fair value of its financial instruments, see Note 2, "Investments," and Note 5. The carrying amount of long-term debt approximates fair value based on current rates available for similar types of instruments.

CASH EQUIVALENTS

Cash equivalents are short-term, highly liquid investments that are both readily convertible to cash and have original maturities of three months or less at the time of acquisition. The Company had $763,907,000 of cash equivalents as of December 26, 2003, and $519,199,000 as of December 27, 2002.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects the Company's best estimate of probable future losses on its accounts receivable. The Company determines the allowance based on known troubled accounts, historical experience, and other available evidence. The following table summarizes information related to the Company's allowance for doubtful accounts (in thousands):

	2003	2002	2001
Balance at beginning of year	$15,713	$17,414	$16,340
Bad debt expense	4,898	7,641	4,737
Write-offs, net of recoveries	(7,026)	(9,342)	(3,663)

Balance at end of year	$13,585	$15,713	$17,414

INVENTORIES

Inventories include material, labor, and factory overhead and are accounted for at the lower of cost (first-in, first-out method) or market value. The components of inventories, net of the associated reserves, are as follows (in thousands):

	2003	2002
Raw materials	$14,951	$22,095
Work-in-process	29,740	40,344
Finished goods	65,297	70,836

	$109,988	$133,275

The Company evaluates the need for obsolete, slow-moving, and non-saleable inventory reserves based on a review of forecasted product demand and market values on a quarterly basis. When the cost of inventory exceeds its market value, the Company recognizes inventory writedowns in cost of revenue. The following table summarizes information related to the Company's inventory reserves (in thousands):

	2003	2002	2001
Balance at beginning of year	$80,976	$85,193	$63,766
Inventory writedowns	24,064	32,571	56,360
Inventory write-offs	(50,738)	(36,788)	(34,933)

Balance at end of year	$54,302	$80,976	$85,193

SPARE PARTS FOR MAINTENANCE

Spare parts for maintenance services are valued at cost, and consist of the following (in thousands):

	2003	2002
Spare parts for maintenance	$97,831	$106,261
Less: Accumulated amortization	(53,136)	(66,915)

	$44,695	$39,346

Amortization of spare parts is computed using the straight-line method over the estimated useful lives of the associated products, which are generally five to ten years. Spare parts amortization expense was $10,995,000 in 2003, $19,326,000 in 2002, and $17,087,000 in 2001.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is valued at cost, and consists of the following (in thousands):

	2003	2002	Estimated Useful Life
Machinery and equipment	$595,924	$609,954	1-7 years
Buildings and building improvements	149,956	153,037	7-35 years
Land and land improvements	18,364	19,580

	764,244	782,571
Less: Accumulated depreciation	(562,597)	(542,550)

	$201,647	$240,021

Machinery and equipment includes certain tape storage equipment purchased from EDS in 2002 for $52,200,000. This equipment has estimated useful lives ranging from one to seven years.

Buildings and building improvements include capitalized leases of $14,488,000 as of December 26, 2003, and $14,477,000 as of December 27, 2002. Accumulated depreciation includes accumulated amortization on capitalized leases of $4,621,000 as of December 26, 2003, and $4,241,000 as of December 27, 2002.

Depreciation of property, plant, and equipment is computed using the straight-line method over the estimated useful lives of the related assets. Depreciation expense was $75,474,000 in 2003, $69,065,000 in 2002, and $79,113,000 in 2001.

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

INVESTMENTS

All of the Company's marketable debt and equity securities are accounted for as available-for-sale securities and recorded at their estimated fair value based on quoted market prices. Unrealized gains and losses on these investments are reported, net of tax, as a component of accumulated other comprehensive income (loss). Interest earned on investments is included in interest income and realized gains and losses on sales of securities are recognized within selling, general, and administrative expense (SG&A). Securities are classified as short- or long-term investments based upon contractual maturity date.

An evaluation of the Company's investments is performed periodically to determine whether any decline in fair value below cost basis is other-than-temporary. Impairment charges are recognized within SG&A to the extent that a decline in the value of an investment is determined to be other-than-temporary in nature.

The Company has made minority equity investments in privately-held companies from time to time. These investments are accounted for as cost-method investments based on the Company's ownership and control of the investees. Losses included within SG&A associated with cost-method equity investments were $0 in 2003, $4,515,000 in 2002, and $12,047,000 in 2001.

See Note 3 for additional information regarding the Company's investments.

ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss, net of taxes, are as follows (in thousands):

	2003	2002
Unrealized losses on foreign currency hedging contracts	$(22,452)	$(11,864)
Minimum pension liability adjustment	(10,219)	—
Unrealized gains on marketable securities	2,235	2,280

	$(30,436)	$(9,584)

Foreign currency hedging contracts and marketable securities are more fully described in Note 5 and Note 3, respectively. The minimum pension liability relates to a pension plan in the Company's United Kingdom operations, and is accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions." The total net pension accrued liability associated with this pension plan is approximately $18,117,000.

GOODWILL

Goodwill is included within other assets. The Company had approximately $7,885,000 of goodwill as of December 26, 2003 and December 27, 2002. The Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on the first day of the Company's fiscal year 2002. Goodwill is no longer amortized, but instead is tested for impairment on an annual basis or as circumstances change. In the second quarter of 2003, the Company completed the annual goodwill impairment test. No accounting charge resulted from the completion of this impairment test.

The following table presents the adjusted net income and earnings per share had SFAS No. 142 been in effect for all periods presented (in thousands, except per share amounts):

	2003	2002	2001
Reported net income	$148,912	$110,031	$67,207
Goodwill amortization	—	—	5,803

Adjusted net income	$148,912	$110,031	$73,010

Basic earnings per common share:
Basic, as reported	$1.38	$1.05	$0.65
Goodwill amortization	—	—	0.06

Basic, as adjusted	$1.38	$1.05	$0.71

Diluted earnings per common share:
Diluted, as reported	$1.35	$1.02	$0.64
Goodwill amortization	—	—	0.06

Diluted, as adjusted	$1.35	$1.02	$0.70

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

CONCENTRATIONS OF CREDIT RISK

The Company is exposed to credit risk associated with cash equivalents, investments, foreign currency derivatives, and trade receivables. The Company does not believe that its cash equivalents, investments, or foreign currency derivatives present significant credit risks, because the counterparties to the instruments consist of major financial institutions, and the Company manages the notional amount of contracts entered into with any one counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in the Company's customer base and their dispersion across various industries and geographic areas. The Company performs ongoing credit evaluations of its customers and maintains an allowance for potential credit losses.

STOCK-BASED COMPENSATION PLANS

The Company's stock-based compensation plans are described in Note 11. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and the related interpretations. Stock-based compensation cost reflected in net income is related to restricted stock.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based compensation (in thousands, except per share amounts):

	2003	2002	2001
Net income, as reported	$148,912	$110,031	$67,207
Add: Stock-based compensation expense included in reported net income, net of related tax effects	4,105	2,279	1,925
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(21,482)	(22,199)	(26,023)

Pro forma net income	$131,535	$90,111	$43,109

Earnings per share:
Basic, as reported	$1.38	$1.05	$0.65
Basic, pro forma	$1.22	$0.86	$0.42
Diluted, as reported	$1.35	$1.02	$0.64
Diluted, pro forma	$1.21	$0.85	$0.41

The fair value of options granted under the stock-based compensation plans is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Options			ESPP
	2003	2002	2001	2003	2002	2001
Expected life (in years)	4.0	4.0	4.1	0.5	0.5	0.5
Volatility	64.5%	64.0%	68.0%	61.2%	50.3%	67.4%
Risk-free interest rate	2.7%	4.0%	5.0%	1.3%	1.8%	5.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Weighted average fair value	$11.28	$11.77	$6.84	$6.65	$5.94	$3.73

INCOME TAXES

Deferred tax assets and liabilities represent the expected tax consequences of transactions that are recognized in different time periods for book and tax purposes. The Company records a valuation allowance to reduce the deferred tax assets to the amount that the Company believes will be realized. The Company accounts for income tax contingencies in accordance with SFAS No. 5, "Accounting for Contingencies," with the contingencies included in income taxes payable.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising costs were $11,968,000 in 2003, $11,957,000 in 2002, and $7,298,000 in 2001.

RECLASSIFICATIONS

Certain prior year information has been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 03-5, "Applicability of AICPA Statement of Position 97-2, Software Revenue Recognition, to Non-Software Deliverables in an Arrangement Containing More-Than-Incidental Software." The Financial Accounting Standards Board (FASB) ratified this consensus in August 2003. EITF Issue No. 03-5 affirms that the revenue recognition guidance in SOP 97-2 applies to non-software deliverables, such as computer hardware, in an arrangement if the software is essential to the functionality of the non-software deliverables. The Company adopted EITF Issue No. 03-5 in the fourth quarter of 2003. The adoption of EITF Issue No. 03-5 did not have a material impact on the Company's financial condition or results of operations.

In November 2003, the EITF reached a consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The FASB ratified this consensus in November 2003. EITF Issue No. 03-1 requires certain quantitative and qualitative disclosures for marketable debt and equity securities classified as available-for-sale or held-to-maturity that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The adoption of EITF Issue No. 03-1 did not have a material impact on the Company's financial condition or results of operations. As of December 26, 2003, the Company had no material unrealized losses on its marketable debt or equity securities.

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition," which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple-element revenue arrangements and to rescind the SEC's "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" (FAQ) issued with SAB 101. Selected portions of the FAQ have been incorporated into SAB 104. The adoption of SAB 104 did not have a material impact on the Company's revenue recognition policies.

NOTE 3—INVESTMENTS

Short- and long-term investments consist of the following marketable debt and equity securities (in thousands):

	2003			2002
	Cost	Unrealized Holding Gains	Estimated Fair Value	Cost	Unrealized Holding Gains	Estimated Fair Value
Short-term investments:
Equity securities	$1,586	$3,086	$4,672	$3,515	$2,280	$5,795
Debt securities:
U.S. Government and agency securities	9,977	1	9,978	—	—	—

Total short-term investments	11,563	3,087	14,650	3,515	2,280	5,795

Long-term investments:
Debt securities:
U.S. Government and agency securities	39,366	77	39,443	—	—	—
Corporate securities	4,043	15	4,058	—	—	—

Total long-term investments	43,409	92	43,501	—	—	—

Total investments	$54,972	$3,179	$58,151	$3,515	$2,280	$5,795

Contractual maturities of debt securities as of December 26, 2003 are as follows (in thousands):

	Cost	Estimated Fair Value
Due within one year	$9,977	$9,978
Due after one year through three years	43,409	43,501

	$53,386	$53,479

The Company uses the specific identification method to account for gains and losses on securities. Realized gains on sales of marketable debt and equity securities included within SG&A were $2,374,000 in 2003, $0 in 2002, and $0 in 2001.

NOTE 4—INCOME TAXES

Income before income taxes consists of the following (in thousands):

	2003	2002	2001
United States	$161,572	$124,338	$84,126
International	40,340	21,993	17,681

	$201,912	$146,331	$101,807

The provision (benefit) for income taxes attributable to the amounts shown above consists of the following (in thousands):

	2003	2002	2001
Current tax provision (benefit):
U.S. federal	$30,000	$24,600	$50,600
U.S. state	2,700	2,200	(1,600)
International	15,600	5,900	9,800

	48,300	32,700	58,800

Deferred tax provision (benefit):
U.S. federal	6,300	3,100	(23,000)
U.S. state	(1,100)	1,000	1,000
International	(500)	(500)	(2,200)

	4,700	3,600	(24,200)

	$53,000	$36,300	$34,600

The tax benefit associated with the utilization of net operating loss carryforwards was $747,000 in 2003, $347,000 in 2002, and $11,704,000 in 2001. The tax benefit associated with dispositions from employee stock plans reduced taxes currently payable by $12,268,000 in 2003, $3,228,000 in 2002, and $1,875,000 in 2001.

The deferred income tax balances consist of the following (in thousands):

	2003	2002
Deferred income tax assets, net of valuation allowance:
Current	$139,446	$99,246
Noncurrent	93,521	114,002

Net deferred income tax asset	$232,967	$213,248

The Company's net deferred income tax assets consist of the following (in thousands):

	2003	2002
Gross deferred income tax assets:
Tax credits	$71,003	83,625
Accrued liabilities and reserves	47,230	47,496
Inventory reserves	32,106	39,117
Net operating loss carryforwards	24,105	22,336
Deferred income	16,488	14,591
Other	65,246	28,831

	256,178	235,996
Less: Valuation allowance	(23,211)	(22,748)

Net deferred income tax asset	$232,967	$213,248

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

For tax return purposes, the Company has available foreign net operating loss carryforwards of approximately $52,346,000 as of December 26, 2003, which have an indefinite carryforward period. The Company also has general business credit carryforwards of approximately $42,841,000, which begin to expire in 2009, and alternative minimum tax credit carryforwards of approximately $28,161,000, which have an indefinite carryforward period. The Company also has a tax incentive grant, which expires in 2018, that reduces the tax rate on its operations in Puerto Rico.

The Company is subject to regular audits by federal, state, and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities. The Company accounts for income tax contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." The Company's income taxes payable balance as reported on the Consolidated Balance Sheet is comprised primarily of tax contingencies that the Company believes are both probable and reasonably estimable.

The Company has not provided for taxes on cumulative undistributed earnings of its foreign subsidiaries because such earnings are intended to be indefinitely reinvested. At December 26, 2003, the Company had approximately $348,669,000 of earnings indefinitely reinvested in subsidiaries outside the U.S.

The provision for income taxes reconciles to the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes in the following manner (in thousands):

	2003	2002	2001
U.S. federal income tax provision at statutory rate	$70,669	$51,215	$35,632
Increase (decrease) in income taxes resulting from:
Effect of Puerto Rico operations	(17,632)	(12,654)	(6,000)
Tax rulings, settlements, and other factors affecting estimates of tax contingencies	12,650	(10,500)	—
Expiration of statutes of limitations	(18,150)	—	—
Nondeductible and other items	4,898	5,207	2,452
Foreign tax rate differentials	4,054	3,914	(1,391)
Current year tax credits	(2,735)	(3,963)	(3,366)
(Recognized) unrecognized net operating losses, future deductions, and credits	(1,972)	(135)	7,201
State income taxes, net of federal benefits	1,218	3,216	72

Provision for income taxes	$53,000	$36,300	$34,600

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

The Company records derivatives designated as cash flow hedges at their estimated fair value within other current assets or other current liabilities. The gains and losses associated with changes in the fair value of the derivatives are included within other comprehensive income (OCI) to the extent that the derivatives are effective in offsetting changes in the value of the forecasted cash flows being hedged. The gains and losses are then reclassified as an adjustment to revenue in the same period that the related forecasted revenue is recognized in the Consolidated Statement of Operations. If a derivative is terminated or discontinued as a hedge, the effective portion of gains and losses to that date is deferred in OCI and subsequently recognized in the Consolidated Statement of Operations in the same period that the related forecasted revenue is recognized. The ineffective portion of the derivatives is immediately recognized as a component of SG&A. As of December 26, 2003, all $22,452,000 of the net estimated losses associated with cash flow hedges included within OCI is expected to be reclassified into revenue during the next 12 months.

The fair value of the Company's foreign currency forward contracts used as cash flow hedges is determined utilizing forward rates. The forward rates are defined as the sum of the forward points as quoted by independent quote services and the spot rates as of the end of the fiscal period. This same methodology is used to assess hedge effectiveness for these forward contracts. There was no material hedge ineffectiveness associated with forward contracts during 2003, 2002, or 2001.

The fair value of the Company's foreign currency options used as cash flow hedges is determined based on a Black-Scholes option pricing model. These options are considered perfectly effective hedges based on the currencies, notional amounts, pricing, and maturity of the options utilized by the Company. Accordingly, the Company records all of the changes in the options' fair value, including changes in the time value of the options, in OCI.

OTHER HEDGES

The Company also utilizes foreign currency forwards, generally with durations of less than two months, to reduce its exposure to foreign currency exchange rate fluctuations in connection with monetary assets and liabilities denominated in foreign currencies. The Company accounts for these derivatives in accordance with SFAS No. 52, "Foreign Currency Translation." The Company records these forwards at their estimated fair value within other current assets or other current liabilities. Changes in the fair value of these derivatives are immediately recognized as a component of SG&A. The Company uses the same methodology for determining the fair value of these foreign currency forwards as the methodology used for valuing its forward contracts utilized as cash flow hedges.

NOTE 6—CREDIT FACILITIES, DEBT, AND LEASE OBLIGATIONS

The Company has a $75,000,000 revolving credit facility (the Revolver) that expires in October 2004. The interest rates for borrowing under the Revolver are dependent on the Company's Total Debt to rolling four quarter Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA) ratio and the term of the outstanding borrowings. The rate ranges from the applicable LIBOR plus 1.75% to 2.50% or the agent bank's base rate plus 0.00% to 0.50%. The Company pays a 0.50% per annum commitment fee on any unused borrowings. The Company had no outstanding borrowings under the Revolver as of December 26, 2003. The Revolver is secured by the Company's U.S. accounts receivable and U.S. inventory, and contains certain financial and other covenants, including a prohibition on the payment of cash dividends.

The following table summarizes information related to the Company's debt, which consists of capitalized lease obligations (in thousands):

	2003	2002
Capitalized lease obligations	$12,240	$11,134
Less: Current portion	(1,090)	(773)

	$11,150	$10,361

SCHEDULED CAPITAL AND OPERATING LEASE OBLIGATIONS

Scheduled maturities of capital and operating lease obligations as of December 26, 2003, are as follows (in thousands):

	Capitalized Lease Obligations	Noncancellable Operating Lease Obligations
2004	$1,714	$34,461
2005	1,713	24,055
2006	1,713	17,766
2007	1,713	11,722
2008	1,713	9,193
Thereafter	6,850	9,801

	15,416	$106,998

Less: Amount representing interest	(3,176)

Present value of capitalized lease obligations (including $1,090 classified as current)	$12,240

Rent expense associated with operating leases was $38,575,000 in 2003, $40,080,000 in 2002, and $44,463,000 in 2001. Operating leases primarily relate to office and equipment leases.

NOTE 7—ACCRUED LIABILITIES

Accrued liabilities consist of the following (in thousands):

	2003	2002
Deferred revenue	$119,652	$100,292
Accrued payroll, bonus, and commissions	86,254	73,769
Accrued warranty reserve	49,374	41,155
Deferred compensation	40,530	34,119
Other	187,862	172,176

	$483,672	$421,511

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

NOTE 9—INDEMNIFICATIONS AND WARRANTIES

Financial Accounting Standards Board (FASB) Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. FIN 45 also requires additional disclosures about the guarantees an entity has issued, including a rollforward of the entity's product warranty liabilities.

In the normal course of business, the Company is party to a variety of agreements under which it may be obligated to indemnify the other party for certain matters. These obligations typically arise in contracts where the Company customarily agrees to hold the other party harmless against losses arising from a breach of representations or covenants for certain matters such as title to assets and intellectual property rights associated with the sale of products. The Company also has indemnification obligations to its officers and directors. The duration of these indemnifications varies, and in certain cases, is indefinite. In each of these circumstances, payment by the Company depends upon the other party making an adverse claim according to the procedures outlined in the particular agreement, which procedures generally allow the Company to challenge the other party's claims. In certain instances, the Company may have recourse against third parties for payments made by the Company.

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

	2003	2002	2001
Balance at beginning of year	$41,155	$34,242	$30,907
Accruals for warranties	53,762	46,888	42,894
Amortization	(45,601)	(40,009)	(38,126)
Adjustments	58	34	(1,433)

Balance at end of year	$49,374	$41,155	$34,242

NOTE 10—EARNINGS PER COMMON SHARE

Earnings per common share (EPS) is computed using SFAS No. 128, "Earnings Per Share." Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.

The computations of the basic and diluted EPS amounts are as follows (in thousands, except per share amounts):

	2003	2002	2001
Net income	$148,912	$110,031	$67,207

Weighted average common shares outstanding:
Basic	108,135	105,108	103,143
Effect of dilutive common stock equivalents	2,513	2,329	1,786

Diluted	110,648	107,437	104,929

Earnings per common share:
Basic	$1.38	$1.05	$0.65
Diluted	$1.35	$1.02	$0.64

Options to purchase 1,042,901 shares of common stock in 2003, 5,256,268 shares of common stock in 2002, and 5,788,621 shares of common stock in 2001 were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company's common stock and, therefore, the effect would have been antidilutive.

NOTE 11—EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS

PROFIT SHARING AND THRIFT PLAN

The Company has a Profit Sharing and Thrift Plan under which U.S. employees may contribute up to 50% of their compensation, subject to certain Internal Revenue Code limitations. StorageTek provides a matching contribution equal to 100% of the first 3% of compensation contributed by the participant, and 50% of the next 4% of compensation contributed by the participant, up to a maximum match of 5% of the participant's compensation each pay period. The Company made contributions to the Profit Sharing and Thrift Plan of $13,411,000 in 2003, $13,674,000 in 2002, and $14,061,000 in 2001.

STOCK OPTION PLANS

Under the 1995 Equity Participation Plan (95 Plan), the Company is authorized to issue up to 23,550,000 shares of common stock to eligible employees. The plan provides for the issuance of common shares pursuant to stock option exercises, restricted stock grants, and other equity-based awards. As of December 26, 2003, the Company had 6,358,212 shares available for grant under the 95 Plan.

Under the Stock Option Plan for Non-Employee Directors (Director Plan), the Company is authorized to issue up to 1,560,000 shares of common stock to non-employee directors. The Director Plan provides for the issuance of common shares pursuant to stock option exercises. As of December 26, 2003, the Company had 407,001 shares available for grant under the Director Plan.

Stockholders have approved all of the Company's current stock option plans. Stock options are granted under the plans with an exercise price equal to the fair market value of the Company's common stock on the date of grant and generally vest over a four-year period. Options may not be exercised prior to vesting. Options granted under the plans generally have a maximum contractual term of ten years from the date of grant, and may be accelerated upon certain events, including death or disability.

The following table summarizes stock option activity under the Company's plans:

	2003		2002		2001
	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price	Number of Shares Under Option	Weighted Average Exercise Price
Outstanding at beginning of year	11,159,906	$17.61	10,393,763	$16.40	9,527,890	$19.47
Granted	3,500,645	22.14	2,266,893	22.64	4,248,111	12.89
Exercised	(2,842,919)	15.37	(683,499)	13.38	(262,421)	13.59
Forfeited/Expired	(916,981)	20.48	(817,251)	19.80	(3,119,817)	21.23

Outstanding at end of year	10,900,651	19.40	11,159,906	17.61	10,393,763	16.40

Exercisable at end of year	4,431,190	$18.84	5,475,189	$18.38	4,169,806	$19.24

The following table summarizes information concerning outstanding and exercisable stock options as of December 26, 2003:

	Outstanding
				Exercisable
		Weighted Average Remaining Contractual Life in Years
Range of Exercise Prices	Number of Options		Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$ 0 - $10	43,301	6.9	$9.44	21,506	$9.44
10 - 20	4,178,399	6.8	13.24	2,270,835	13.32
20 - 30	6,312,767	7.9	22.55	1,827,536	22.77
30 - 40	273,704	4.7	34.33	226,294	34.16
40 - 50	92,480	4.4	43.30	85,019	43.29

	10,900,651		$19.40	4,431,190	$18.84

STOCK PURCHASE PLAN

Under the 1987 Employee Stock Purchase Plan (Purchase Plan), the Company is authorized to issue up to 18,200,000 shares of common stock to eligible employees. Under the terms of the Purchase Plan, employees may contribute up to 10% of their pay toward the purchase of stock, subject to certain Internal Revenue Code limitations. The purchase price of the stock is equal to 85% of the lower of the stock's closing price on the first or last day of the six-month offering period. The following table shows the number of shares issued under the Purchase Plan in each of the last three years:

	2003	2002	2001
Shares issued under the Purchase Plan	855,473	923,632	1,568,197

As of December 26, 2003, the Company had an aggregate of 4,232,936 common shares reserved for issuance under the Purchase Plan.

RESTRICTED STOCK

Restricted stock grants are made pursuant to the 95 Plan. These grants are generally issued to employees with a purchase price equal to the par value of the Company's common stock, and they typically vest over a four-year period. Vesting may be accelerated upon certain events, including death or disability. Restricted stock is subject to forfeiture if employment terminates prior to vesting. The following table provides information about restricted stock under the 95 Plan:

	2003	2002	2001
Outstanding at beginning of year	576,308	571,520	875,522
Granted	653,635	277,503	120,000
Vested	(244,126)	(198,041)	(330,780)
Forfeited	(80,423)	(74,674)	(93,222)

Outstanding at end of year	905,394	576,308	571,520

Weighted average fair value of restricted stock granted during the year	$21.28	$23.04	$11.62

The fair value of a share of restricted stock is calculated based on the market value of the Company's common stock on the grant date, and is recorded as unearned compensation in the Consolidated Balance Sheet. Unearned compensation is recognized ratably over the vesting period, net of forfeitures.

NOTE 12—BUSINESS SEGMENTS AND GEOGRAPHIC AREAS

BUSINESS SEGMENTS

The Company is organized into two business segments: storage products and storage services. The storage products segment includes sales of tape, disk, network, and other miscellaneous products. The storage services segment includes maintenance and support services, as well as professional services.

The Company does not have any intersegment revenue, and segment operating performance is evaluated based on gross profit. The aggregate gross profit by segment equals the consolidated gross profit, and the Company does not allocate research and development costs; SG&A expense; interest income; interest expense; or provision for income taxes to the segments. The following table shows revenue and gross profit by segment (in thousands):

	2003	2002	2001
Revenue:
Storage products	$1,336,072	$1,275,941	$1,359,356
Storage services	846,488	763,674	685,966

Total revenue	$2,182,560	$2,039,615	$2,045,322

Gross profit:
Storage products	$635,345	$575,135	$618,214
Storage services	360,664	339,360	282,247

Total gross profit	$996,009	$914,495	$900,461

The following table provides supplemental financial data regarding revenue from the Company's storage products segment (in thousands):

	2003	2002	2001
Tape products	$1,031,827	$989,819	$1,099,666
Disk products	170,586	145,792	114,985
Network products	89,579	88,533	67,713
Other	44,080	51,797	76,992

Total storage products revenue	$1,336,072	$1,275,941	$1,359,356

All of the Company's assets are retained and analyzed at the corporate level and are not allocated to the individual segments. Depreciation and amortization expense is associated with corporate assets and is not separately identifiable within the segments.

GEOGRAPHIC AREAS

Revenue and long-lived assets by geographic area are based on the country in which the Company is legally transacting business. Long-lived assets consist primarily of property, plant, and equipment. Revenue and long-lived assets for Europe and Asia-Pacific are reported in aggregate, as there are no individual countries with revenue or long-lived assets that exceed 10% of the consolidated amounts. Other individual geographic areas account for less than 10% of the consolidated revenue and long-lived assets, and are combined and shown in the table below as "Other." Revenue and long-lived assets for each geographic area are shown below (in thousands):

	2003	2002	2001
Revenue:
United States(1)	$1,137,797	$1,143,110	$1,138,456
Europe	722,642	654,035	621,680
Asia-Pacific	209,056	175,414	177,585
Other	113,065	67,056	107,601

Total revenue	$2,182,560	$2,039,615	$2,045,322

Long-lived assets:
United States	$170,359	$210,451	$201,618
Europe	26,086	28,957	31,829
Asia-Pacific	8,462	6,064	5,997
Other	5,692	4,923	4,807

Total long-lived assets	$210,599	$250,395	$244,251

(1)
U.S. revenue from unaffiliated customers includes international export sales to customers of $118,586 in 2003, $110,395 in 2002, and $128,541 in 2001, as well as the impacts of foreign currency exchange rate hedging activities.

NOTE 13—QUARTERLY INFORMATION (UNAUDITED)

The consolidated results of operations on a quarterly basis were as follows (in thousands, except per share amounts):

				Earnings per Common Share
	Revenue	Gross Profit	Net Income	Basic	Diluted
2003
First quarter	$479,955	$212,759	$16,454	$0.15	$0.15
Second quarter	527,263	237,666	30,106	0.28	0.27
Third quarter	520,260	237,068	31,007	0.29	0.28
Fourth quarter	655,082	308,516	71,345	0.65	0.64

Total	$2,182,560	$996,009	$148,912	$1.38	$1.35

2002
First quarter	$455,912	$195,691	$5,957	$0.06	$0.06
Second quarter	491,929	217,547	19,130	0.18	0.18
Third quarter	501,705	228,185	23,870	0.23	0.22
Fourth quarter	590,069	273,072	61,074	0.58	0.57

Total	$2,039,615	$914,495	$110,031	$1.05	$1.02

Earnings per common share (EPS) in each quarter is computed using the weighted average number of shares outstanding during that quarter while EPS for the full year is computed using the weighted average number of shares outstanding during the year. Therefore, the sum of the four quarters' EPS may not equal the full year EPS.

NOTE 14—SUBSEQUENT EVENT

In January 2004, the Company's Board of Directors authorized a stock repurchase program to acquire up to 1,000,000 shares of common stock per quarter through 2005. The intent of the repurchase program is to offset dilution created by shares issued under employee stock plans.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14 promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company's directors required by this Item 10, including the Audit Committee Financial Expert, is incorporated by reference to the information set forth under the caption "Board of Directors and Committees" in the Company's definitive proxy statement relating to the annual meeting of stockholders to be held May 20, 2004 (the "2004 Proxy Statement"). The information concerning the Company's executive officers required by this Item is incorporated by reference to the information set forth under the caption "Executive Officers" in the 2004 Proxy Statement.

The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item 10 is incorporated by reference to the information set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2004 Proxy Statement.

The information concerning the Company's code of ethics is incorporated by reference to the information set forth under the caption "Corporate Governance" in the 2004 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated by reference to the information under the captions "Compensation of Executive Officers," "Report of the Human Resources and Compensation Committee on Executive Compensation," "Performance Graph," and "Board of Directors and Committees" in the 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 2004 Proxy Statement.

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference to the information under the caption "Securities Authorized for Issuance Under Equity Compensation Plans" in the 2004 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" in the 2004 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated by reference to the information under the caption "Independent Accountant Fees and Services" in the 2004 Proxy Statement.

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
		Storage Technology Corporation Amended and Restated 1987 Employee Stock Purchase Plan, as amended through May 21, 2003 (previously filed as Exhibit 4.6 to the Company's Registration Statement on Form S-8 (Registration No. 333-106930) filed on July 10, 2003, and incorporated herein by reference)
10.2	(1)
		Storage Technology Corporation Amended and Restated 1995 Equity Participation Plan, as amended through December 2001 (previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2003, filed on November 10, 2003, and incorporated herein by reference)

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
10.7	(1)
		Restricted Stock Award Agreement, dated as of September 27, 2001, by and between the Company and Robert S. Kocol (previously filed as Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)
10.8	(1)
		Offer Letter, dated May 10, 2001, from the Company to Michael McLay (previously filed as Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)
10.9	(1)
		Offer Letter, dated February 9, 2001, from the Company to Jill F. Kenney (previously filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)
10.10	(1)
		Offer Letter, dated February 9, 2001, from the Company to Roger Gaston (previously filed as Exhibit 10.20 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)
10.11	(1)
		Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $390,000 (previously filed as Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)
10.12	(1)
		Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $160,000 (previously filed as Exhibit 10.24 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)
10.13	(1)
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
10.15	(1)
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
10.19	(1)
		Form of Executive Severance Agreement (previously filed as Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)
10.20
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
10.24	(1)
		Offer Letter, dated June 25, 2002, between the Company and Mark Roellig (previously filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2002, filed on August 12, 2002, and incorporated herein by reference)
10.25	(1)
		Form of Indemnification Agreement, dated as of November 22, 2002, between the Company and each director (previously filed as Exhibit 10.31 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)
10.26	(1)
		Offer Letter, dated November 12, 2002, between the Company and Pierre Cousin (previously filed as Exhibit 10.33 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)
10.27	(1)
		Agreement, dated December 1, 2002, between the Company and Pierre Cousin (previously filed as Exhibit 10.34 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)
10.28	(1)
		Amended and Restated CEO Employment Agreement, dated March 27, 2003, between the Company and Patrick J. Martin (previously filed as Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003, filed on May 9, 2003, and incorporated herein by reference)
10.29	(1)
		Form of Executive Agreement, dated as of February 12, 2003, between the Company and each executive officer (previously filed as Exhibit 10.37 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003, filed on May 9, 2003, and incorporated herein by reference)
10.30
		Letter, dated July 24, 2003, from the Company to Bank of America, N.A. (previously filed as Exhibit 10.32 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2003, filed on August 8, 2003, and incorporated herein by reference)
21.1	(2)	Subsidiaries of registrant
23.1	(2)	Consent of PricewaterhouseCoopers LLP
31.1	(2)	Certification of Chief Executive Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	(2)	Certification of Chief Financial Officer Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	(2)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	(2)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Contract or compensatory plan or arrangement in which directors and/or officers participate

(2)
Indicates exhibit filed with this Annual Report on Form 10-K

(b)
Reports on Form 8-K:

Current Report on Form 8-K, filed on October 22, 2003, relating to Item 12, Results of Operations and Financial Condition, and Item 9, Regulation FD Disclosure, regarding an announcement by the Company of its results of operations for the fiscal quarter ended September 26, 2003, including a copy of the script of the prepared remarks of the Company's Chief Executive Officer and Chief Financial Officer from a conference call regarding such results of operation.

Current Report on Form 8-K, filed on November 13, 2003, relating to an Item 9, Regulation FD Disclosure, regarding a press release providing 2004 revenue and earnings projections in connection with the Company's November 13, 2003 Analyst Meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 5, 2004	STORAGE TECHNOLOGY CORPORATION
	By:	/s/ PATRICK J. MARTIN Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ PATRICK J. MARTIN Patrick J. Martin	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)	March 5, 2004
/s/ BOBBY S. KOCOL Robert S. Kocol	Corporate Vice President and Chief Financial Officer (Principal Financial Officer)	March 5, 2004
/s/ THOMAS G. ARNOLD Thomas G. Arnold	Vice President and Corporate Controller (Principal Accounting Officer)	March 5, 2004
/s/ JAMES R. ADAMS James R. Adams	Director	March 5, 2004
/s/ CHARLES E. FOSTER Charles E. Foster	Director	March 5, 2004
/s/ MERCEDES JOHNSON Mercedes Johnson	Director	March 5, 2004
/s/ DENNIS H. JONES Dennis H. Jones	Director	March 5, 2004
/s/ WILLIAM T. KERR William T. Kerr	Director	March 5, 2004
/s/ ROBERT E. LA BLANC Robert E. La Blanc	Director	March 5, 2004
/s/ ROBERT E. LEE Robert E. Lee	Director	March 5, 2004
/s/ JUDY C. ODOM Judy C. Odom	Director	March 5, 2004
/s/ RICHARD C. STEADMAN Richard C. Steadman	Director	March 5, 2004