Form 10-Q
period 2004-03-26
STORAGE TECHNOLOGY CORP
filed 2004-05-05
CIK 94673

Use this link to rapidly review the document
Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2004
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-7534

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

The registrant had 112,289,181 shares of common stock outstanding as of May 3, 2004.

STORAGE TECHNOLOGY CORPORATION
INDEX TO FORM 10-Q
March 26, 2004

  STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	03/26/04	12/26/03
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,035,921	$1,001,629
Short-term investments	2,625	14,650
Accounts receivable	482,908	539,334
Inventories	105,480	109,988
Deferred income tax assets	135,794	139,446
Other current assets	4,309	123

Total current assets	1,767,037	1,805,170

Long-term investments	34,413	43,501
Property, plant, and equipment	194,170	201,647
Spare parts for maintenance	46,332	44,695
Deferred income tax assets	93,659	93,521
Other assets	133,259	116,712

Total assets	$2,268,870	$2,305,246

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,272	$1,090
Accounts payable	105,207	132,404
Accrued liabilities	472,732	483,672
Income taxes payable	242,572	250,818
Other current liabilities	38,503	64,674

Total current liabilities	860,286	932,658

Long-term debt	10,659	11,150

Total liabilities	870,945	943,808

Commitments and contingencies (Note 4 and 7)

STOCKHOLDERS’ EQUITY
Common stock, $0.10 par value, 300,000,000 shares
authorized; 112,669,286 shares issued at March 26, 2004,
and 111,135,483 shares issued at December 26, 2003	11,267	11,114
Capital in excess of par value	1,026,624	991,273
Retained earnings	432,421	409,072
Accumulated other comprehensive loss	(24,459)	(30,436)
Treasury stock, 1,000,000 shares at March 26, 2004,
and 299,677 shares at December 26, 2003, at cost	(29,190)	(5,919)
Unearned compensation	(18,738)	(13,666)

Total stockholders' equity	1,397,925	1,361,438

Total liabilities and stockholders' equity	$2,268,870	$2,305,246

        The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Quarter Ended
	03/26/04	03/28/03
Revenue:
Storage products	$294,606	$281,259
Storage services	220,466	198,696

Total revenue	515,072	479,955

Cost of revenue:
Storage products	149,619	153,335
Storage services	127,250	113,861

Total cost of revenue	276,869	267,196

Gross profit	238,203	212,759

Research and development costs	48,502	50,461
Selling, general, and administrative expense	162,685	140,817

Operating profit	27,016	21,481

Interest income	3,181	2,442
Interest expense	(377)	(469)

Income before income taxes	29,820	23,454

Provision for income taxes	(6,471)	(7,000)

Net income	$23,349	$16,454

EARNINGS PER COMMON SHARE

Basic earnings per common share	$0.21	$0.15

Weighted-average shares	110,551	106,691

Diluted earnings per common share	$0.21	$0.15

Weighted-average and dilutive potential shares	113,353	109,126

        The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Quarter Ended
	03/26/04	03/28/03
OPERATING ACTIVITIES
Cash received from customers	$569,589	$591,316
Cash paid to suppliers and employees	(493,952)	(525,725)
Interest received	2,634	2,138
Interest paid	(307)	(373)
Income taxes paid	(7,516)	(4,143)

Net cash provided by operating activities	70,448	63,213

INVESTING ACTIVITIES
Proceeds from sale of investments	21,915	--
Purchases of property, plant, and equipment	(14,738)	(9,828)
Proceeds from sale of property, plant, and equipment	11	3,704
Other assets	(25,602)	(5,302)

Net cash used in investing activities	(18,414)	(11,426)

FINANCING ACTIVITIES
Purchases of common stock	(29,190)	--
Proceeds from employee stock plans	27,788	12,612
Proceeds from other debt	416	42
Repayments of other debt	(491)	(264)

Net cash provided by (used in) financing activities	(1,477)	12,390

Effect of exchange rate changes on cash	(16,265)	(3,146)

Increase in cash and cash equivalents	34,292	61,031
Cash and cash equivalents - beginning of the period	1,001,629	657,599

Cash and cash equivalents - end of the period	$1,035,921	$718,630

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income	$23,349	$16,454
Depreciation and amortization expense	20,117	23,786
Inventory writedowns	2,862	5,909
Translation loss	8,981	4,545
Other non-cash adjustments to income	29,120	(397)
Decrease in accounts receivable	54,517	111,361
(Increase) decrease in other current assets	2,449	(2,001)
(Increase) decrease in inventories	7,144	(17,783)
Increase in spare parts	(6,032)	(6,590)
(Increase) decrease in deferred income tax assets	(384)	7
Decrease in accounts payable	(27,191)	(39,035)
Decrease in accrued liabilities	(11,297)	(18,565)
Decrease in other current liabilities	(25,326)	(14,628)
Increase (decrease) in income taxes payable	(7,861)	150

Net cash provided by operating activities	$70,448	$63,213

        The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands)

					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive	Treasury	Unearned
	Issued	Stock	Par Value	Earnings	Income (Loss)	Stock	Compensation	Total
Balances, December 26, 2003	111,135	$11,114	$991,273	$409,072	$(30,436)	$(5,919)	$(13,666)	$1,361,438

Components of comprehensive
income:
Net income	--	--	--	23,349	--	--	--	23,349
Other comprehensive income	--	--	--	--	5,977	--	--	5,977

Total comprehensive income	--	--	--	23,349	5,977	--	--	29,326

Shares issued upon exercise of
stock options	1,669	167	28,245	--	--	--	--	28,412
Shares repurchased under stock
repurchase program	--	--	--	--	--	(29,190)	--	(29,190)
Restricted stock activity	197	19	6,542	--	--	--	(5,072)	1,489
Other	(332)	(33)	564	--	--	5,919	--	6,450

Balances, March 26, 2004	112,669	$11,267	$1,026,624	$432,421	$(24,459)	$(29,190)	$(18,738)	$1,397,925

        The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Quarter Ended
	03/26/04	03/28/03
Net income	$23,349	$16,454

Other comprehensive income (loss):

Foreign currency hedging contracts:
Net gain (loss) on foreign currency cash flow hedges,
net of tax expense (benefit) of $583 and $(3,036)	928	(4,870)
Reclassification adjustment for net losses included in net income,
net of tax benefit of $3,457 and $1,415	5,499	2,270

Unrealized gain on marketable securities:
Holding gain, net of tax expense of $142 and $413	301	963
Reclassification adjustment for net gains included in net income,
net of tax expense of $415 and $0	(751)	--

Other comprehensive income (loss)	5,977	(1,637)

Comprehensive income	$29,326	$14,817

        The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PREPARATION

The accompanying interim consolidated financial statements of Storage Technology Corporation and its wholly owned subsidiaries (StorageTek or the Company) have been prepared on substantially the same basis as the Company’s annual consolidated financial statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 26, 2003. In the opinion of management, the interim consolidated financial statements reflect all adjustments necessary for the fair presentation of results for the periods presented, and such adjustments are of a normal, recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation.

The consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.

NOTE 2 – STOCK-BASED COMPENSATION PLANS

The Company accounts for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based compensation reflected in net income is related to restricted stock.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

	Quarter Ended
	03/26/04	03/28/03
Net income, as reported	$23,349	$16,454

Add: Stock-based compensation expense included in
reported net income, net of related tax effects	1,256	760

Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	(4,194)	(4,776)

Pro forma net income	$20,411	$12,438

Earnings per share:
Basic, as reported	$0.21	$0.15
Basic, pro forma	$0.18	$0.12

Diluted, as reported	$0.21	$0.15
Diluted, pro forma	$0.18	$0.12

NOTE 3 — INVENTORIES

Inventories, net of associated reserves, consist of the following (in thousands):

	03/26/04	12/26/03
Raw materials	$19,067	$14,951
Work-in-process	18,140	29,740
Finished goods	68,273	65,297

	$105,480	$109,988

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

The Company does not have any intersegment revenue, and segment operating performance is evaluated based on gross profit. The aggregate gross profit by segment equals the consolidated gross profit, and the Company does not allocate research and development costs; selling, general, and administrative expense; interest income; interest expense; or provision for income taxes to the segments. The following table shows revenue and gross profit by segment (in thousands):

	Quarter Ended
	03/26/04	03/28/03
Revenue:
Storage products	$294,606	$281,259
Storage services	220,466	198,696

Total revenue	$515,072	$479,955

Gross profit:
Storage products	$144,987	$127,924
Storage services	93,216	84,835

Total gross profit	$238,203	$212,759

The following table provides supplemental financial data regarding revenue from the Company’s storage products segment (in thousands):

	Quarter Ended
	03/26/04	03/28/03
Tape products	$223,089	$215,888
Disk products	44,218	37,345
Network products	17,014	19,635
Other	10,285	8,391

Total storage products revenue	$294,606	$281,259

NOTE 6 – EARNINGS PER COMMON SHARE

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended
	03/26/04	03/28/03
Net income	$23,349	$16,454

Weighted average common shares outstanding:
Basic	110,551	106,691
Effect of dilutive common stock equivalents	2,802	2,435

Diluted	113,353	109,126

Earnings per common share:
Basic	$0.21	$0.15
Diluted	$0.21	$0.15

For the quarters ended March 26, 2004, and March 28, 2003, options to purchase 3,633,948 and 2,299,369 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company’s common stock, and therefore, the effect would have been antidilutive.

NOTE 7 – INDEMNIFICATIONS AND WARRANTIES

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

	Quarter Ended
	03/26/04	03/28/03
Balance at beginning of period	$49,374	$41,155
Accruals for warranties issued	10,620	11,523
Adjustments to warranties	(3,723)	128
Amortization	(12,655)	(10,426)

Balance at end of period	$43,616	$42,380

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

All assumptions, anticipations, expectations, and forecasts contained in the following discussion regarding our business, future products, business plans, financial results, performance, and future events are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially because of a number of risks and uncertainties. Some of these risks are detailed below in “FACTORS THAT MAY AFFECT FUTURE RESULTS” and elsewhere in this Form 10-Q. Forward-looking statements can typically be identified by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable words. Forward-looking statements also include the assumptions underlying or relating to any such statements. The forward-looking statements contained in this Form 10-Q represent a good-faith assessment of our future performance for which management believes there is a reasonable basis. We disclaim any obligation to update the forward-looking statements contained herein, whether as a result of new information, future events, or otherwise, except as may be otherwise required by law.

FIRST QUARTER 2004 FINANCIAL OVERVIEW

The first quarter of 2004 represented the fifteenth consecutive quarter of year-over-year earnings growth and the seventh consecutive quarter of year-over-year revenue growth. Total revenue for the first quarter of 2004 was $515 million, an increase of 7% compared to the same period in 2003. Revenue increased 1% as adjusted to reflect constant foreign currencies. We had revenue growth in both of our business segments in the first quarter of 2004, with a 5% increase in storage products revenue and an 11% increase in storage services revenue. The increase in storage products revenue was primarily due to growth in tape and disk product sales. Within the storage services segment, we had double-digit growth in both our maintenance and professional services revenue. We had a solid improvement in total gross profit margin in the first quarter of 2004, compared to the same period in 2003, as a result of an increase in storage products gross profit margin due to favorable product mixes. Operating expense increases during the first quarter of 2004, compared to the same period in 2003, were primarily due to unfavorable foreign currency movements and employee headcount increases associated with new sales resources to help us increase sales coverage.

We continued to strengthen our balance sheet and cash flows during the first quarter of 2004. Total cash and investments increased $13 million to $1.07 billion as of March 26, 2004. Our operations continue to be self-funded and our debt-to-capitalization ratio remains constant at 1%.

Through our strong balance sheet and cash flows, we believe that we are firmly positioned to exploit future opportunities. Our primary challenge for the future is to continue to grow revenue while maintaining strong cost controls. We believe revenue growth can be achieved primarily through the successful execution of our Information Lifecycle Management (ILM) strategy. In 2004, we will continue to focus on improving our sales productivity in all of our geographic regions, particularly in Europe. We believe that organizational changes we made in Europe in 2003 will enable this improvement. A potential risk to successfully growing our revenue and earnings in the future is the impact of global economic conditions on information technology spending.

SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA

The following table presents Consolidated Statements of Operations data stated as a percentage of total revenue, except for segment gross profit, which is stated as a percentage of the applicable segment revenue. The table also presents the percentage change based on the dollar amounts of each of the items.

			Percentage Increase
			(Decrease) Based on
	Quarter Ended		Dollar Amounts
	03/26/04	03/28/03	Q1 2004 vs.Q1 2003
Revenue:
Storage products	57.2%	58.6%	4.7%
Storage services	42.8	41.4	11.0

Total revenue	100.0%	100.0%	7.3%

Gross profit:
Storage products	49.2%	45.5%	13.3%
Storage services	42.3	42.7	9.9

Total gross profit	46.3	44.3	12.0

Operating expenses:
Research and development costs	9.4	10.5	(3.9)
Selling, general, and administrative expenses	31.6	29.3	15.5

Operating profit	5.3	4.5	25.8
Interest income	0.6	0.5	30.3
Interest expense	(0.1)	(0.1)	(19.6)

Income before income taxes	5.8	4.9	27.1
Provision for income taxes	1.3	1.5	(7.6)

Net income	4.5%	3.4%	41.9%

The following table presents supplemental data for storage products revenue stated as a percentage of total storage products revenue, and the percentage change based on the dollar amounts of each of the items.

			Percentage Increase
			(Decrease) Based on
	Quarter Ended		Dollar Amounts
	03/26/04	03/28/03	Q1 2004 vs.Q1 2003
Supplemental data - storage products revenue
Tape products	75.7%	76.7%	3.3%
Disk products	15.0	13.3	18.4
Network products	5.8	7.0	(13.3)
Other	3.5	3.0	22.6

Total storage products revenue	100.0%	100.0%	4.7%

REVENUE AND GROSS PROFIT MARGIN

Storage Products

Our storage products revenue primarily consists of sales of tape, disk, and network products, including related software, for the mainframe and open-systems markets. The open-systems market consists of products designed to operate in the UNIX, NT, and other non-MVS operating environments.

Storage products revenue increased in the first quarter of 2004, compared to the same period in 2003, primarily due to an increase in tape and disk product sales. We had a 3% increase in tape product sales that was driven by strength in our Virtual Storage Manager (VSM) system revenue, which increased 40% from the first quarter of 2003. We also had a 5% increase in tape drive revenue due primarily to increased sales of third-party tape drives. Disk product revenue increased 18% in the first quarter of 2004, led by a 32% increase in open-systems disk product revenue. The increase in open-systems disk product revenue was partially offset by an 8% decrease in enterprise disk products.

Storage products gross profit margin increased in the first quarter of 2004, compared to the same period in 2003, primarily due to a shift in product mix toward our higher margin products, led by the strength of our VSM sales. Product mix, channel mix, and further operational efficiencies will be key factors for maintaining storage products gross profit margin. With respect to product mix, continued success in VSM sales will be essential in maintaining the improved product margins experienced in the first quarter of 2004.

Storage Services

Our storage services revenue primarily consists of revenue associated with the maintenance and support of StorageTek products and third-party storage products, as well as professional services revenue associated with various storage consulting activities.

Storage services revenue increased in the first quarter of 2004, compared to the same period in 2003, primarily due to a 10% increase in maintenance and support services revenue. We also had continued strong revenue growth from professional service offerings. Professional services revenue accounted for 11% of total storage services revenue in the first quarter of 2004, consistent with the same period in 2003.

Storage services gross profit margin remained largely unchanged in the first quarter of 2004, compared to the same period in 2003, but did increase slightly compared to the fourth quarter of 2003 due to the additional investments in resources within the services arena that we made in 2003 in order to expand our reach into new markets. If professional services become a greater portion of our service revenue, we expect that the resulting change in our services mix would adversely impact our storage services gross profit margin.

RESEARCH AND PRODUCT DEVELOPMENT

Research and product development costs decreased 4% during the first quarter of 2004, compared to the same period in 2003. This decrease is consistent with the trend we have experienced since 2001, although we expect research and development costs for the full year of 2004 to be fairly consistent with 2003 levels. These decreases have been achieved primarily through the implementation of engineering initiatives designed to improve research and development productivity, increase strategic alignment, and reduce non-essential spending. We continue to align our engineering functions to support the aims of our ILM strategy and improve productivity.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general, and administrative expense (SG&A) increased 16% during the first quarter of 2004, compared to the same period in 2003. Approximately half of this increase was due to the unfavorable impacts of foreign currency movements on the operating expenses of our international operations. The remaining increase was due primarily to the additional investments we made in sales personnel as part of our ongoing efforts to increase revenue. As we make investments in sales resources with a focus on revenue growth, we also continue to evaluate our expenses to identify opportunities where we can become more efficient and effective. Consequently, as a percentage of revenue, we expect that SG&A expense for the full year of 2004 will be similar to the 27% level in 2003.

INTEREST INCOME AND EXPENSE

Interest income and expense were largely unchanged for the first quarter of 2004 compared to the same period in 2003. Although our cash and investments balance has been steadily increasing, decreasing interest rates have kept our interest income from increasing proportionally. See “LIQUIDITY AND CAPITAL RESOURCES” for further discussion of our debt and financing arrangements.

INCOME TAXES

Our effective tax rate was 22% for the first quarter of 2004, compared to 30% for the same period in 2003. Our effective tax rate is impacted by a variety of factors, including the overall effectiveness of our global manufacturing strategies and changes in our estimates regarding the resolution of open tax matters. We continue to recognize increased tax benefits associated with our manufacturing operations in Puerto Rico and, based on our current estimates, we believe that some of the potential tax contingencies previously identified should be reduced. We expect the effective tax rate in the first quarter of 2004 to be in effect for the full year based on currently available information.

We are subject to regular audits by federal, state, and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities. Our income taxes payable balance as reported on the Consolidated Balance Sheet is comprised primarily of tax contingencies that we believe are both probable and reasonably estimable.

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, we have determined that we will more likely than not realize $229.5 million of deferred income tax assets as of March 26, 2004. Our valuation allowance of approximately $22.9 million as of March 26, 2004, relates principally to foreign net operating loss carryforwards.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

Our critical accounting estimates and assumptions are disclosed in our Annual Report on Form 10-K for the year ended December 26, 2003. We have made no changes to those policies during the three months ended March 26, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The following table summarizes our cash flows from continuing operations (in thousands):

	Quarter Ended
	03/26/04	03/28/03
Operating activities	$70,448	$63,213
Investing activities	(18,414)	(11,426)
Financing activities	(1,477)	12,390

Our cash and cash equivalents balance increased $34.3 million during the first quarter of 2004, primarily a result of cash flows generated by our operating activities.

In the first quarter of 2004, we used $29.2 million of cash to purchase shares of the Company’s stock under the publicly announced share repurchase program, which was mostly offset by $27.8 million of proceeds from employee stock plans.

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

In January 2004, our Board of Directors authorized a share repurchase program to acquire up to 1,000,000 shares of common stock per quarter through 2005. The intent of the repurchase program is to generally offset dilution created by shares issued under employee stock plans. We intend to fund the repurchases through cash flows from operations. We continue to review and evaluate alternative uses for our cash, including additional share repurchase programs, potential acquisitions, and investments in additional technologies to strengthen our ILM offerings.

Cash flows from operations can be supplemented by our $75 million revolving credit facility (the Revolver) that expires in October 2004. The interest rates for borrowing under the Revolver are dependent on our Total Debt to rolling four quarter Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA) ratio and the term of the outstanding borrowings. The rate ranges from the applicable LIBOR plus 1.75% to 2.50% or the agent bank’s base rate plus 0.00% to 0.50%. We pay a 0.50% per annum commitment fee on any unused borrowings. We had no outstanding borrowings under the Revolver as of March 26, 2004. The Revolver is secured by our U.S. accounts receivable and U.S. inventory, and contains certain financial and other covenants, including a prohibition on the payment of cash dividends.

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

We may be materially affected by a decrease in demand for our tape products or by an inability to maintain key competitive advantages in tape

In the first quarter of 2004, approximately 76% of our storage products revenue was generated by sales of our tape products. Services associated with our tape products also represent a significant portion of our storage services revenue. If overall demand for tape storage products declines, or if we lose significant market share in tape, our financial condition and results of operations could be materially affected.

One of the key competitive advantages that our tape products have over competing disk products is that tape products store data at a fraction of the price of disk storage. The price of disk storage continues to decrease rapidly due to competition and decreasing manufacturing costs associated with new disk drive technologies such as Advanced Technology Attachment (ATA) disk. We must continue to develop and introduce new tape products that reduce the cost of tape storage at a rate that is similar to or greater than the decline in disk storage costs in order to maintain this competitive advantage. We cannot provide any assurance that we will be able to reduce the cost of our tape products at a rate similar to the decline in disk storage costs.

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

Our principal strategy for addressing the competition and growing revenue is our ILM strategy. Our ILM strategy is intended to capitalize on our ability to deliver complete storage solutions that satisfy customer storage requirements, including tape, disk, and network products, together with associated services. We achieved some initial success in our ILM strategy in 2003; however, we must continue to develop and deliver on this strategy in the future in order to grow revenue. We have also seen the adoption of strategies similar to our ILM strategy by our competitors. We cannot provide any assurance that we will successfully execute our ILM strategy or that this strategy will provide us with a competitive advantage in the data storage industry.

We may be materially affected by the risks associated with expanding our service offerings

Services contributed approximately 43% of our total revenue in the first quarter of 2004, compared to 41% for the same period in 2003. This growth was partially driven by new service offerings such as storage consulting services, implementation services, and storage management services. The development and delivery of these new services are critical to the success of our plan to deliver complete storage solutions to our customers. We must ensure that storage service professionals have the necessary skill sets, experience, tools, and training to support these new service offerings. Revenue growth from these new service offerings is needed to offset possible future declines in maintenance revenue from our installed service base of products under maintenance contracts as these products are displaced by sales of new StorageTek products under warranty. Any failure to properly develop or deliver our new and existing service offerings could have a material adverse effect on our financial condition and results of operations.

We may be materially affected by uneven sales patterns and by our ability to forecast customer demand accurately

In the past, our results have followed a seasonal pattern, which reflects the tendency of customers to make their purchase decisions at the end of a calendar year. During any fiscal quarter, a disproportionately large percentage of total product sales are earned in the last weeks or days of the quarter. We continued to experience these trends in the first quarter of 2004. It is difficult to predict the extent to which these historical trends will continue in the future. We cannot provide any assurance that we will be able to manage our uneven sales patterns.

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

Our gross profit margin may be materially affected by product mix, channel mix, and resale of third-party products

We provide a variety of solutions to meet customer needs, including tape, disk, and network products, along with associated software and services. Our products and services contribute varying gross profit margins, and the gross margin on a customer’s total solution is dependent on the amounts and types of products or services involved. We cannot provide any assurance that our future gross profit margin will be similar to our historical gross profit margin.

We market our solutions through a combination of a direct sales organization and indirect channel partners. Direct sales to the end-user customer usually result in higher gross profit margins than indirect channel sales. We cannot provide any assurance that changes in our channel mix will not have a material impact on gross profit margin in the future.

We sell a number of third-party products, and our gross profit margin may be adversely affected if those products become a larger portion of our total storage solutions. We may also be at a cost disadvantage in acquiring third-party products that are manufactured by competitors.

We may be materially affected by our ability to grow our indirect channels successfully

We are continually developing our indirect distribution channels, including original equipment manufacturers (OEMs), value-added distributors (VADs), value-added resellers (VARs), and other distributors. Indirect channel sales contributed approximately 48% of our total product revenue in the first quarter of 2004, compared to 50% in the same period in 2003. Increasing our sales through these indirect channels is critical to expanding our reach into the growing open-systems market. Successfully managing the interaction of our direct and indirect channel efforts to effectively reach all of the potential customer segments for our products and services is a complex process. We cannot provide any assurance that we will be successful in expanding our indirect channel sales. Our ability to forecast future demand for our products may be adversely affected by unforeseen changes in demand from our indirect channel partners. Storage products gross profit margins may be adversely impacted to the extent we continue to receive a larger portion of our sales through our indirect channels in the future. Maintenance revenue may also be adversely affected in future periods to the extent that customers of our indirect channel partners elect to purchase maintenance services from our competitors. Our financial results may also be negatively affected if the financial condition of one or more of our channel partners weakens.

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

We have reduced our inventory levels by 4% in the first quarter of 2004, in addition to reductions of over 17% in 2003 and 27% in 2002, primarily as a result of lean manufacturing initiatives. As we continue to move toward a lean manufacturing environment, we will become increasingly dependent on a limited supplier base to deliver quality parts and components in a timely manner. A supplier’s inability to deliver parts and components on a timely basis, or our failure to effectively manage inventory levels, could have a material adverse effect on our financial condition and results of operations.

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

We plan to introduce a number of significant new products during 2004. When we introduce new products, we must effectively manage the transition from our existing products to the new products. If we do not manage the transition effectively, we may be subject to the following adverse effects:

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

We may be materially affected if we are unable to attract and retain our key employees

Our future success depends in large part on our ability to attract and retain our key employees. During 2003 and the first quarter of 2004, several changes were made with respect to the executive management team and their organizational responsibilities. We face significant competition for individuals who possess the skills required to sell our products and services, as well as design, develop, manufacture, service, and market those products and services. An inability to successfully attract and retain these employees could have an adverse effect on our future financial condition and results of operations. Furthermore, there may be a delay between when organizational announcements are made and when the organizations are fully effective.

We may be materially affected by the risks of conducting business outside the United States

International operations accounted for approximately 57% of our revenue in the first quarter of 2004, compared to 54% in the same period in 2003. We also sell products through U.S. indirect channel partners that have some of their end-user customers located outside the United States. We expect that we will continue to generate a significant portion of our revenue from international operations.

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

A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate sensitive instruments held as of March 26, 2004, and as of December 26, 2003, would result in a hypothetical loss in fair value of approximately $50.8 million and $59.2 million, respectively. The decrease in the hypothetical loss is primarily due to a decrease in net outstanding derivatives. These hypothetical losses do not take our underlying international operations into consideration. We anticipate that any hypothetical loss associated with our foreign currency exchange rate sensitive instruments would be substantially offset by gains associated with our underlying international operations.

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

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of March 26, 2004, the end of the period covered by this report. Based on their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

During the fiscal quarter ended March 26, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1 – LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 4 of “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,” included in Part 1, Item 1, of this Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

ITEM 2 – CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes our purchases of our equity securities during the first quarter of 2004:

			Total Number of	Maximum Number of
			Shares Purchased as Part	Shares that May Yet Be
		Average Price Paid	of Publicly Announced	Purchased Under the
Period	Shares Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs
12/27/03 - 01/30/04	--	$--	--	8,000,000
01/31/04 - 02/27/04	842,700	29.20	842,700	7,157,300
02/28/04 - 03/26/04	157,300	29.13	157,300	7,000,000

Total	1,000,000	$29.19	1,000,000

(1)     Excludes shares withheld to satisfy minimum tax withholding requirements associated with restricted stock lapses.
(2)     In January 2004, our Board of Directors authorized a stock repurchase program to acquire up to 1,000,000 shares of common stock per quarter through 2005.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated by reference into this Quarterly Report on Form 10-Q:

3.1	Restated Certificate of Incorporation of Storage Technology Corporation dated July 28, 1987 (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.2	Certificate of Amendment dated May 22, 1989, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.3	Certificate of Second Amendment dated May 28, 1992, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.4	Certificate of Third Amendment dated May 21, 1999, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 1999, filed on August 9, 1999, and incorporated herein by reference)

3.5	Restated Bylaws of Storage Technology Corporation, as amended through November 16, 2002 (previously filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

4.1	Specimen Certificate of Common Stock, $0.10 par value of Registrant (previously filed as Exhibit (c)(2) to the Company’s Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference)

10.1 [1]	Storage Technology Corporation Amended and Restated 1987 Employee Stock Purchase Plan, as amended through May 21, 2003 (previously filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-106930) filed on July 10, 2003, and incorporated herein by reference)

10.2 [1]	Storage Technology Corporation Amended and Restated 1995 Equity Participation Plan, as amended through December 2001 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2003, filed on November 10, 2003, and incorporated herein by reference)

10.3 [1]	Storage Technology Corporation Management by Objective Bonus Plan (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.4 [1]	Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)

10.5 [1]	Storage Technology Corporation Flexible Option Plan, dated December 2001 (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10.6 [1]	Severance Agreement, dated as of July 1, 2001, between the Company and Robert S. Kocol (previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.7 [1]	Restricted Stock Award Agreement, dated as of September 27, 2001, by and between the Company and Robert S. Kocol (previously filed as Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10.8 [1]	Offer Letter, dated May 10, 2001, from the Company to Michael McLay (previously filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.9 [1]	Offer Letter, dated February 9, 2001, from the Company to Roger Gaston (previously filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.10 [1]	Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $390,000 (previously filed as Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.11 [1]	Promissory Note, dated May 11, 2001, from Michael McLay to the Company, in the principal amount of $160,000 (previously filed as Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.12 [1]	Form of LEAP Participation Agreement, dated April 30, 2001 (previously filed as Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.13 [1]	Offer Letter, dated July 16, 2001, from the Company to Roy Perry (previously filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.14 [1]	Offer Letter, dated June 27, 2001, from the Company to Angel Garcia (previously filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.15	Credit Agreement, dated as of October 10, 2001, among the Company, the several financial institutions thereto, Bank of America, N.A., as letter of credit issuing bank and sole administrative agent for the Banks, Key Corporate Capital, Inc. as Documentation Agent, Fleet National Bank as Syndication Agent, and Banc of America Securities LLC as sole lead arranger and sole book manager (previously filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.16	Security Agreement, dated as of October 10, 2001, by and among the Company, Bank of America, N.A., as Collateral Agent for itself and other Secured Parties referred to therein (previously filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.17	Guaranty, dated as of October 10, 2001, by StorageTek Holding Corporation, in favor of the Banks party to a certain Credit Agreement and Bank of America, N.A., as Agent and Issuing Bank and Collateral Agent (previously filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.18 [1]	Form of Executive Severance Agreement (previously filed as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.19	Master Services Agreement (MSA), between each of the Company, Electronic Data Systems Corporation, and EDS Information Services L.L.C., dated as of April 1, 2002 (previously filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.20	Authorization Letter #1 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.21	Authorization Letter #2 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.22	Master Secondary Storage Services Agreement, between the Company and Electronic Data Systems Corporation, dated March 29, 2002 (previously filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.23 [1]	Offer Letter, dated June 25, 2002, between the Company and Mark Roellig (previously filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2002, filed on August 12, 2002, and incorporated herein by reference)

10.24 [1]	Form of Indemnification Agreement, dated as of November 22, 2002, between the Company and each director (previously filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein

10.25 [1]	Offer Letter, dated November 12, 2002, between the Company and Pierre Cousin (previously filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.26 [1]	Agreement, dated December 1, 2002, between the Company and Pierre Cousin (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.27 [1]	Amended and Restated CEO Employment Agreement, dated March 27, 2003, between the Company and Patrick J. Martin (previously filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003, filed on May 9, 2003, and incorporated herein by reference)

10.28 [1]	Form of Executive Agreement, dated as of February 12, 2003, between the Company and each executive officer (previously filed as Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003, filed on May 9, 2003, and incorporated herein by reference)

10.29	Letter, dated July 24, 2003, from the Company to Bank of America, N.A. (previously filed as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2003, filed on August 8, 2003, and incorporated herein by reference)

10.30 [1,2]	Offer Letter, dated December 12, 2003, between the Company and Mark Ward

10.31 [1,2]	Offer Letter, dated March 1, 2004, between the Company and Eula Adams

31.1 [2]	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 [2]	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 [2]	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 [2]	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

1  Contract or compensatory plan or arrangement in which directors and/or officers participate
2  Indicates exhibit filed with this Quarterly Report on Form 10-Q

(b)     Reports on Form 8-K.

Current report on Form 8-K, filed on January 12, 2004, relating to an Item 9, Regulation FD Disclosure, regarding a press release issued by the Company announcing higher-than-anticipated fourth quarter 2003 financial results.

Current report on Form 8-K, filed on January 22, 2004, relating to an Item 9, Regulation FD Disclosure, regarding a share repurchase program. Also relating to an Item 12, Results of Operations and Financial Condition, regarding an announcement by the Company of its results of operations for the fiscal quarter and fiscal year ended December 26, 2003, including a copy of the script of the prepared remarks of the Company’s Chief Executive Officer and Chief Financial Officer from a conference call regarding such results of operations.

Amended current report on Form 8-K/A, filed on January 23, 2004, relating to an Item 9, Regulation FD Disclosure, and an Item 12, Results of Operations and Financial Condition, replacing the copy of the script of the prepared remarks of the Chief Financial Officer filed the previous day.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 5, 2004 —————————————— (Date) May 5, 2004 —————————————— (Date)	STORAGE TECHNOLOGY CORPORATION
(Registrant)

/s/ ROBERT S. KOCOL
——————————————
Robert S. Kocol
Corporate Vice President
and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS G. ARNOLD
——————————————
Thomas G. Arnold
Vice President and Corporate Controller
(Principal Accounting Officer)