Form 10-Q
period 2004-06-25
STORAGE TECHNOLOGY CORP
filed 2004-08-03
CIK 94673

Use this link to rapidly review the document
Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2004
or
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

The registrant had 111,137,989 shares of common stock outstanding as of July 30, 2004.

STORAGE TECHNOLOGY CORPORATION
INDEX TO FORM 10-Q
June 25, 2004

  STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	06/25/04	12/26/03
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,062,060	$1,001,629
Short-term investments	3,549	14,650
Accounts receivable	452,469	539,334
Inventories	105,637	109,988
Deferred income tax assets	133,429	139,446
Other current assets	9,752	123

Total current assets	1,766,896	1,805,170

Long-term investments	45,049	43,501
Property, plant, and equipment	186,354	201,647
Spare parts for maintenance	47,222	44,695
Deferred income tax assets	93,532	93,521
Other assets	130,360	116,712

Total assets	$2,269,413	$2,305,246

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,238	$1,090
Accounts payable	97,466	132,404
Accrued liabilities	459,319	483,672
Income taxes payable	242,659	250,818
Other current liabilities	28,552	64,674

Total current liabilities	829,234	932,658

Long-term debt	10,369	11,150

Total liabilities	839,603	943,808

Commitments and contingencies (Notes 4 and 7)

STOCKHOLDERS' EQUITY
Common stock, $0.10 par value, 300,000,000 shares
authorized; 113,620,235 shares issued at June 25, 2004,
and 111,135,483 shares issued at December 26, 2003	11,362	11,114
Capital in excess of par value	1,046,058	991,273
Retained earnings	468,048	409,072
Accumulated other comprehensive loss	(21,510)	(30,436)
Treasury stock, 2,000,000 shares at June 25, 2004,
and 299,677 shares at December 26, 2003, at cost	(56,155)	(5,919)
Unearned compensation	(17,993)	(13,666)

Total stockholders' equity	1,429,810	1,361,438

Total liabilities and stockholders' equity	$2,269,413	$2,305,246

        The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Quarter Ended		Six Months Ended
	06/25/04	06/27/03	06/25/04	06/27/03
Revenue:
Storage products	$289,048	$313,150	$583,654	$594,409
Storage services	227,567	214,113	448,033	412,809

Total revenue	516,615	527,263	1,031,687	1,007,218

Cost of revenue:
Storage products	152,096	169,154	301,715	322,489
Storage services	126,687	120,443	253,937	234,304

Total cost of revenue	278,783	289,597	555,652	556,793

Gross profit	237,832	237,666	476,035	450,425

Research and development costs	47,046	50,522	95,548	100,983
Selling, general, and administrative expense	148,287	146,206	310,972	287,023

Operating profit	42,499	40,938	69,515	62,419

Interest income	3,319	2,566	6,500	5,008
Interest expense	(318)	(398)	(695)	(867)

Income before income taxes	45,500	43,106	75,320	66,560

Provision for income taxes	(9,873)	(13,000)	(16,344)	(20,000)

Net income	$35,627	$30,106	$58,976	$46,560

EARNINGS PER COMMON SHARE

Basic earnings per share	$0.32	$0.28	$0.53	$0.43

Weighted-average shares	110,675	107,653	110,613	107,172

Diluted earnings per share	$0.32	$0.27	$0.52	$0.42

Weighted-average and dilutive potential shares	112,726	110,193	113,040	109,659

        The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	06/25/04	06/27/03
OPERATING ACTIVITIES
Cash received from customers	$1,115,656	$1,105,851
Cash paid to suppliers and employees	(962,099)	(969,659)
Interest received	5,861	4,583
Interest paid	(555)	(675)
Income taxes paid	(15,602)	(7,360)

Net cash provided by operating activities	143,261	132,740

INVESTING ACTIVITIES
Proceeds from sale of investments	23,715	--
Purchases of investments	(14,258)	--
Purchases of property, plant, and equipment	(27,961)	(20,643)
Proceeds from sale of property, plant, and equipment	13	3,706
Other assets	(23,854)	(774)

Net cash used in investing activities	(42,345)	(17,711)

FINANCING ACTIVITIES
Repurchases of common stock	(56,155)	--
Proceeds from employee stock plans	45,068	32,456
Proceeds from other debt	428	650
Repayments of other debt	(815)	(1,122)

Net cash provided by (used in) financing activities	(11,474)	31,984

Effect of exchange rate changes on cash	(29,011)	1,541

Increase in cash and cash equivalents	60,431	148,554
Cash and cash equivalents - beginning of the period	1,001,629	657,599

Cash and cash equivalents - end of the period	$1,062,060	$806,153

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income	$58,976	$46,560
Depreciation and amortization expense	40,549	42,639
Inventory writedowns	10,259	11,204
Translation loss	18,684	11,070
Other non-cash adjustments to income	33,567	(10,978)
Decrease in accounts receivable	83,969	98,633
Increase in other current assets	(13,053)	(1,189)
(Increase) decrease in inventories	4,407	(3,763)
Increase in spare parts	(10,837)	(7,433)
Increase in deferred income tax assets	(850)	(3,352)
Decrease in accounts payable	(34,723)	(37,126)
Decrease in accrued liabilities	(23,509)	(15,925)
Decrease in other current liabilities	(16,870)	(8,242)
Increase (decrease) in income taxes payable	(7,308)	10,642

Net cash provided by operating activities	$143,261	$132,740

        The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands)

					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive	Treasury	Unearned
	Issued	Stock	Par Value	Earnings	Income (Loss)	Stock	Compensation	Total
Balances, December 26, 2003	111,135	$11,114	$991,273	$409,072	$(30,436)	$(5,919)	$(13,666)	$1,361,438

Components of comprehensive
income:
Net income	--	--	--	58,976	--	--	--	58,976
Other comprehensive
income	--	--	--	--	8,926	--	--	8,926

Total comprehensive income	--	--	--	58,976	8,926	--	--	67,902

Shares issued upon exercise of
stock options	2,179	218	36,827	--	--	--	--	37,045
Shares issued under employee
stock purchase plan	408	41	8,083	--	--	--	--	8,124
Shares repurchased under
stock repurchase program	--	--	--	--	--	(56,155)	--	(56,155)
Restricted stock activity	231	22	7,612	--	--	--	(4,327)	3,307
Other	(333)	(33)	2,263	--	--	5,919	--	8,149

Balances, June 25, 2004	113,620	$11,362	$1,046,058	$468,048	$(21,510)	$(56,155)	$(17,993)	$1,429,810

        The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Quarter Ended		Six Months Ended
	06/25/04	06/27/03	06/25/04	06/27/03
Net income	$35,627	$30,106	$58,976	$46,560

Other comprehensive income (loss):

Foreign currency hedging contracts:
Net gain (loss) on foreign currency cash flow
hedges, net of tax expense (benefit) of $(121),
$(5,626), $462, and $(8,662)	(192)	(9,025)	735	(13,895)
Reclassification adjustment for net losses included
in net income, net of tax benefit of $3,010,
$2,974, $6,467, and $4,389	4,788	4,771	10,287	7,041

Unrealized gain (loss) on marketable securities:
Holding gain (loss), net of tax expense (benefit)
of $(276), $152, $(134), and $565	(461)	354	(160)	1,317
Reclassification adjustment for net gains included
in net income, net of tax expense of $508,
$534, $830, and $534	(1,186)	(1,245)	(1,936)	(1,245)

Other comprehensive income (loss)	2,949	(5,145)	8,926	(6,782)

Comprehensive income	$38,576	$24,961	$67,902	$39,778

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	06/25/04	06/27/03	06/25/04	06/27/03
Net income, as reported	$35,627	$30,106	$58,976	$46,560

Add: Stock-based compensation expense included in
reported net income, net of related tax effects	1,260	1,158	2,515	1,918

Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	(6,498)	(6,053)	(12,427)	(10,829)

Pro forma net income	$30,389	$25,211	$49,064	$37,649

Earnings per share:
Basic, as reported	$0.32	$0.28	$0.53	$0.43
Basic, pro forma	$0.27	$0.23	$0.44	$0.35

Diluted, as reported	$0.32	$0.27	$0.52	$0.42
Diluted, pro forma	$0.27	$0.23	$0.44	$0.35

NOTE 3 – INVENTORIES

Inventories, net of associated reserves, consist of the following (in thousands):

	06/25/04	12/26/03
Raw materials	$19,505	$14,951
Work-in-process	15,578	29,740
Finished goods	70,554	65,297

	$105,637	$109,988

NOTE 4 – LITIGATION

In August 2002, Ted Marx, a former StorageTek employee who was terminated in 2001, filed suit in California State Superior Court (Los Angeles) against StorageTek. The complaint contained claims for wrongful termination, wrongful termination in violation of the California Labor Code, breach of the covenant not to terminate without good reason, breach of contract, breach of the covenant of good faith and fair dealing, failure to pay wages under the California Labor Code, and intentional infliction of emotional distress. In September 2003, StorageTek filed its motion for summary judgment. In December 2003, the court ruled in favor of StorageTek on the claim of breach of the covenant not to terminate without good reason. The trial commenced in May 2004. In June 2004, the jury awarded approximately $2.9 million in compensatory damages and $9.0 million in punitive damages to the plaintiff. The plaintiff is also requesting certain attorney fees from the court. StorageTek intends to vigorously seek to overturn and/or reduce the award. StorageTek has not accrued the damages or the attorney fees for this case, as it does not believe that these amounts represent a loss contingency that meets the definition of probable under SFAS No. 5, “Accounting for Contingencies.”

The Company is also involved in a number of other pending legal proceedings that arise from time to time in the ordinary course of business. Management believes that any liability as a result of adverse outcomes in such proceedings would not have a material adverse effect on the financial condition of the Company taken as a whole. However, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on the Company’s financial condition or results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in the Company’s inability to ship products or components found to have violated third-party patent rights.

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

	Quarter Ended		Six Months Ended
	06/25/04	06/27/03	06/25/04	06/27/03
Revenue:
Storage products	$289,048	$313,150	$583,654	$594,409
Storage services	227,567	214,113	448,033	412,809

Total revenue	$516,615	$527,263	$1,031,687	$1,007,218

Gross profit:
Storage products	$136,952	$143,996	$281,939	$271,920
Storage services	100,880	93,670	194,096	178,505

Total gross profit	$237,832	$237,666	$476,035	$450,425

The following table provides supplemental financial data regarding revenue from the Company’s storage products segment (in thousands):

	Quarter Ended		Six Months Ended
	06/25/04	06/27/03	06/25/04	06/27/03
Tape products	$215,044	$235,685	$438,133	$451,573
Disk products	46,186	42,068	90,404	79,413
Network products	18,595	22,441	35,609	42,077
Other	9,223	12,956	19,508	21,346

Total storage products revenue	$289,048	$313,150	$583,654	$594,409

NOTE 6 – EARNINGS PER COMMON SHARE

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	06/25/04	06/27/03	06/25/04	06/27/03
Net income	$35,627	$30,106	$58,976	$46,560

Weighted average common shares outstanding:
Basic	110,675	107,653	110,613	107,172
Effect of dilutive common stock equivalents	2,051	2,540	2,427	2,487

Diluted	112,726	110,193	113,040	109,659

Earnings per common share:
Basic	$0.32	$0.28	$0.53	$0.43
Diluted	$0.32	$0.27	$0.52	$0.42

For the quarters ended June 25, 2004, and June 27, 2003, options to purchase 3,612,443 and 737,281 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company’s common stock, and therefore, the effect would have been antidilutive. For the six months ended June 25, 2004 and June 27, 2003, options to purchase 3,623,196 and 1,518,325 shares of common stock, respectively, were excluded from the computation of diluted earnings per share for the same reason.

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

	Six Months Ended
	06/25/04	06/27/03
Balance at beginning of period	$49,374	$41,155
Accruals for warranties issued	21,015	23,916
Adjustments to warranties	(3,737)	380
Amortization	(24,227)	(21,226)

Balance at end of period	$42,425	$44,225

NOTE 8 – SUBSEQUENT EVENT

In July 2004, the Company’s Board of Directors authorized an increased stock repurchase program to acquire up to $500 million of common stock. The intent of the repurchase program is to reduce dilution created by shares issued under employee stock plans and opportunistically balance the cash returned to shareholders through share repurchases with the cash reinvested in the business for profitable revenue growth. The repurchase program does not have an expiration date, and it replaces the previous program announced in January 2004. The previous program had allowed for the acquisition of up to 1,000,000 shares of common stock per quarter through 2005.

Purchases under the repurchase program may be made in the open market or through privately negotiated transactions. Purchases may be commenced or suspended at any time without prior notice, and there is no fixed termination date for the repurchase program.

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

SECOND QUARTER 2004 FINANCIAL OVERVIEW

Although the second quarter of 2004 represented the sixteenth consecutive quarter of year-over-year earnings growth, we found the second quarter of 2004 to be a challenging period. Total revenue for the second quarter of 2004 was $517 million, a decrease of 2% compared to the same period in 2003. Revenue decreased 6% as adjusted to reflect constant foreign currencies. We experienced an unexpected shortfall in order flow during the last two weeks of the quarter. We continue to see a lethargic IT environment. At the beginning of the year, there were expectations that IT spending would pick up in 2004. We have not seen this increase in the first half of the year, but are hopeful that we will see a rebound in spending in the fourth quarter of 2004.

Our Europe, Africa, and Middle East (EAME) region continues to show moderate improvement on a year-over-year basis, but we anticipate EAME is still a few quarters away from returning to its traditional revenue levels. Asia and Latin America continue to perform well, with the exception of Japan. The revenue shortfall for the second quarter of 2004 was particularly pronounced in North America and Japan.

Total gross profit margin continued to improve in the second quarter of 2004, compared to the same period in 2003, primarily due to an increase in storage products gross profit margin as a result of favorable product and channel mixes. Operating expense in the second quarter of 2004 was largely unchanged compared to the same period in 2003, but decreased substantially compared to the first quarter of 2004 due to disciplined expense controls.

We continued to strengthen our balance sheet and cash flows during the second quarter of 2004. Our cash flow from operations was approximately $73 million, bringing our total cash and investments balance up to $1.1 billion as of June 25, 2004. Cash flow from operations also funded $56 million of share repurchases during the six months of 2004. Our operations continue to be self-funded and our debt-to-capitalization ratio remains constant at 1%.

Through our strong balance sheet and cash flows, we believe that we are firmly positioned to exploit future opportunities. Our primary challenge for the future is to increase revenue while maintaining strong cost controls. We believe revenue growth can be achieved primarily through the successful execution of our Information Lifecycle Management (ILM) strategy, as well as through various new product launches over the next year. We will continue to focus on improving our sales productivity in all of our geographic regions. A potential risk to successfully growing our revenue and earnings in the future continues to be the weak economic conditions in IT spending.

SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA

The following table presents Consolidated Statements of Operations data stated as a percentage of total revenue, except for segment gross profit, which is stated as a percentage of the applicable segment revenue. The table also presents the percentage change based on the dollar amounts of each of the items.

			Percentage Increase
			(Decrease) Based on
	Quarter Ended		Dollar Amounts
	06/25/04	06/27/03	Q2 2004 vs. Q2 2003
Revenue:
Storage products	56.0%	59.4%	(7.7)%
Storage services	44.0	40.6	6.3

Total revenue	100.0%	100.0%	(2.0)

Gross profit:
Storage products	47.4%	46.0%	(4.9)
Storage services	44.3	43.7	7.7

Total gross profit	46.0	45.1	0.1

Operating expenses:
Research and development costs	9.1	9.6	(6.9)
Selling, general, and administrative expenses	28.7	27.7	1.4

Operating profit	8.2	7.8	3.8
Interest income	0.6	0.5	29.3
Interest expense	(0.1)	(0.1)	(20.1)

Income before income taxes	8.8	8.2	5.6
Provision for income taxes	1.9	2.5	(24.1)

Net income	6.9%	5.7%	(18.3)%

The following table presents supplemental data for storage products revenue stated as a percentage of total storage products revenue, and the percentage change based on the dollar amounts of each of the items.

			Percentage Increase
			(Decrease) Based on
	Quarter Ended		Dollar Amounts
	06/25/04	06/27/03	Q2 2004 vs. Q2 2003
Supplemental data - storage products revenue
Tape products	74.4%	75.3%	(8.8)%
Disk products	16.0	13.4	9.8
Network products	6.4	7.2	(17.1)
Other	3.2	4.1	(28.8)

Total storage products revenue	100.0%	100.0%	(7.7)%

REVENUE AND GROSS PROFIT MARGIN

Storage Products

Our storage products revenue primarily consists of sales of tape, disk, and network products, including related software, for the mainframe and open-systems markets. The open-systems market consists of products designed to operate in the UNIX, NT, and other non-MVS operating environments.

Storage products revenue decreased in the second quarter of 2004, compared to the same period in 2003, primarily due to a shortfall in orders near the end of the quarter. Overall, we experienced weakness in the United States and Asia-Pacific regions. Our worldwide indirect channel sales decreased 12% in the second quarter of 2004 compared to the same period in 2003. We experienced indirect channel weakness throughout the world, but most notably in North America. New product launches planned for the second half of the year are targeted for the channels in the mid-range market, and we anticipate these new products will increase channel sales in late 2004.

We had a decrease in tape product sales during the second quarter of 2004 due primarily to a double-digit decline in open-systems tape revenue. This decline was partially offset by the continued strength in our Virtual Storage Manager (VSM) system revenue. We also saw weakness in our tape automation revenue as customers awaited our new products. Disk product revenue increases were led by a 19% increase in open-systems disk product revenue, and were partially offset by a 6% decrease in enterprise disk products.

We are currently anticipating that revenue for the third quarter of 2004 will be similar to the second quarter of 2004, with the potential for a slight improvement. We expect that normal third quarter seasonal patterns will prevail in Europe and that the favorable impact of currencies on year-over-year comparisons of revenue will diminish late in the year.

Storage products gross profit margin increased in the second quarter and six months of 2004, compared to the same periods in 2003, primarily due to a favorable mix of enterprise product offerings going through the direct channel. Enterprise product sales and direct channel sales both typically carry higher margins. Even though indirect channel sales declined in the second quarter of 2004, we believe this is a temporary condition that will change as the new mid-range products are introduced in the second half of 2004. Indirect channel sales increases could put downward pressure on the gross profit margin. With respect to product mix, continued success in VSM sales has been an important contributor in maintaining the improved product margins we experienced in the first half of 2004. Product mix, channel mix, and further operational efficiencies will be key factors for maintaining storage products gross profit margin.

Storage Services

Our storage services revenue primarily consists of revenue associated with the maintenance and support of StorageTek products and third-party storage products, as well as professional services revenue associated with various storage consulting activities.

Storage services revenue increased in the second quarter and six months of 2004, compared to the same periods in 2003, primarily due to increased maintenance and support services revenue, as well as continued revenue growth from professional service offerings. Professional services revenue accounted for 12% of total storage services revenue in the second quarter of 2004, compared to 11% for the same period in 2003.

Storage services gross profit margin increased slightly in the second quarter of 2004, compared to the same period in 2003, and also increased compared to the first quarter of 2004 due primarily to actions taken to reduce certain inefficiencies in our service operations. We believe that the impact of these actions will be sustainable throughout the second half of 2004. The increase in storage services gross profit margin may be adversely impacted if professional services continues to become a greater portion of our service revenue, as professional services typically carry lower margins than our maintenance and support services business.

RESEARCH AND DEVELOPMENT

Research and development costs continue to decrease, consistent with the trend we have experienced since 2001, although we expect research and development costs to increase in the second half of 2004 due to product launch activities. The continued decreases in research and development costs have been achieved primarily through the implementation of engineering initiatives designed to improve research and development productivity, increase strategic alignment, and reduce non-essential spending.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general, and administrative expense (SG&A) increased slightly during the second quarter of 2004, compared to the same period in 2003. SG&A was significantly higher for the first half of 2004 than for the first half of 2003, primarily due to unfavorable impacts of foreign currency movements on the operating expenses of our international operations.

SG&A expense decreased 9% during the second quarter of 2004, as compared to the first quarter, primarily due to the implementation of expense controls, including a reduction in discretionary spending. We reduced headcount by approximately 250 employees from the first quarter, reflecting a continuation of our efforts on several fronts, including executing on planned outsourcing activities, performance management, and further elimination of non-essential activities. In addition, unfavorable impacts of foreign currencies were smaller in the second quarter of 2004 and provided some of the improvement from the first to the second quarter.

INTEREST INCOME AND EXPENSE

Net interest income increased approximately 40% for the second quarter and six months of 2004, compared to the same periods in 2003, primarily due to our growing cash and investments balance. Although our cash and investments balance has been steadily increasing, decreasing interest rates have kept our interest income from increasing proportionally. See “LIQUIDITY AND CAPITAL RESOURCES” for further discussion of our debt and financing arrangements.

INCOME TAXES

Our effective tax rate was approximately 22% for the second quarter and six months of 2004, compared to 30% for the same periods in 2003. We continue to recognize increased tax benefits associated with our manufacturing operations in Puerto Rico and, based on our current estimates, we believe that some of the potential tax contingencies previously identified should be reduced. We anticipate that the effective tax rate in the first half of 2004 will likely be in effect for the full year. Our effective tax rate may be impacted in the future by a variety of factors, including the overall effectiveness of our global manufacturing strategies and changes in our estimates regarding the resolution of open tax matters.

We are subject to regular audits by federal, state, and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities. Our income taxes payable balance as reported on the Consolidated Balance Sheet is comprised primarily of tax contingencies that we believe are both probable and reasonably estimable.

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, we have determined that we will more likely than not realize $227 million of deferred income tax assets as of June 25, 2004. Our valuation allowance of approximately $22.8 million as of June 25, 2004, relates principally to foreign net operating loss carryforwards.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

Our critical accounting estimates and assumptions are disclosed in our Annual Report on Form 10-K for the year ended December 26, 2003. We have made no changes to those policies during the six months ended June 25, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended
	06/25/04	06/27/03
Operating activities	$143,261	$132,740
Investing activities	(42,345)	(17,711)
Financing activities	(11,474)	31,984

Our cash and cash equivalents balance increased $60.4 million during the first six months of 2004, primarily a result of cash flows generated by our operating activities. Days sales outstanding (DSO) now stands at 80 days, which is 5 days better than the second quarter of 2003. Inventory turns increased to 5.8 times, 5% better than the second quarter of 2003. We continue to focus on improving our operational effectiveness and efficiency.

In the first half of 2004, we used $56.2 million of cash to purchase shares of the Company’s stock under the publicly announced share repurchase program, which was offset by $45.1 million of proceeds from employee stock plans.

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

In July 2004, our Board of Directors authorized a share repurchase program to acquire up to $500 million of common stock. This replaces the program approved in January 2004. We intend to fund the purchases through cash on hand and cash flows from operations. We believe that our financial strength allows us to make these purchases, while still allowing us to expand our presence into new markets and to invest in those areas of the business where we think we can achieve the best returns. We continue to review and evaluate alternative uses for our cash, including potential acquisitions and investments in additional technologies to strengthen our ILM offerings.

Cash flows from operations can be supplemented by our $75 million revolving credit facility (the Revolver) that expires in October 2004. The interest rates for borrowing under the Revolver are dependent on our Total Debt to rolling four quarter Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA) ratio and the term of the outstanding borrowings. The rate ranges from the applicable LIBOR plus 1.75% to 2.50% or the agent bank’s base rate plus 0.00% to 0.50%. We pay a 0.50% per annum commitment fee on any unused borrowings. We had no outstanding borrowings under the Revolver as of June 25, 2004. The Revolver is secured by our U.S. accounts receivable and U.S. inventory, and contains certain financial and other covenants, including a prohibition on the payment of cash dividends.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

We may be materially affected by global economic and political conditions

Our ability to generate revenue growth during the last several years was adversely affected by the slowdown in the global economy as customers delayed their purchase decisions, reduced their information technology spending budgets, increased their purchase authorization approval requirements, and reduced their capital expenditures by maximizing the current capacities of their data storage equipment. This trend appears to be continuing in 2004. We have implemented various cost-saving measures to help mitigate the adverse effects of the slowdown in the global economy. We cannot provide any assurance that a prolonged economic downturn will not have additional adverse effects on our financial condition, results of operations, or our ability to generate revenue growth. Furthermore, we cannot provide any assurance that our cost-saving measures will be successful or sufficient to allow us to continue to generate improved operating results in future periods.

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

We may be materially affected by a decrease in demand for our tape products or by an inability to maintain key competitive advantages in tape

In the first half of 2004, approximately 74% of our storage products revenue was generated by sales of our tape products. Services associated with our tape products also represent a significant portion of our storage services revenue. We experienced a decline in tape product revenue during the second quarter of 2004. We believe this decline may be minimized as we introduce various new tape product offerings in the second half of 2004. For a discussion of risk associated with new products, see “We may be materially affected by risks associated with new product development,” below. If overall demand for tape storage products declines, or if we lose significant market share in tape, our financial condition and results of operations could be materially affected.

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

Our principal strategy for addressing the competition and growing revenue is our ILM strategy. Our ILM strategy is intended to capitalize on our ability to deliver complete storage solutions that satisfy customer storage requirements, including tape, disk, and network products, together with associated services. We have achieved some initial success in our ILM strategy; however, we must continue to develop and deliver on this strategy in the future in order to grow revenue. We have also seen the adoption of strategies similar to our ILM strategy by our competitors. We cannot provide any assurance that we will successfully execute our ILM strategy or that this strategy will provide us with a competitive advantage in the data storage industry.

We may be materially affected by the risks associated with expanding our service offerings

Services continue to contribute an increasing amount of our total revenue. Growth in services has partially been driven by new service offerings such as storage consulting services, implementation services, and storage management services. The development and delivery of these new services are critical to the success of our plan to deliver complete storage solutions to our customers. We must ensure that storage service professionals have the necessary skill sets, experience, tools, and training to support these new service offerings. Revenue growth from these new service offerings is needed to offset possible future declines in maintenance revenue from our installed service base of products under maintenance contracts as these products are displaced by sales of new StorageTek products under warranty. Any failure to properly develop or deliver our new and existing service offerings could have a material adverse effect on our financial condition and results of operations.

We may be materially affected by uneven sales patterns and by our ability to forecast customer demand accurately

In the past, our results have followed a seasonal pattern, which reflects the tendency of customers to make their purchase decisions at the end of a calendar year. During any fiscal quarter, a disproportionately large percentage of total product sales are earned in the last weeks or days of the quarter. We continue to experience these trends in 2004, as we had a shortfall in orders during the last two weeks of the second quarter. It is difficult to predict the extent to which these historical trends will continue in the future. We cannot provide any assurance that we will be able to manage our uneven sales patterns.

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

Our gross profit margin may be materially affected by product mix, channel mix, and resale of third-party products

We provide a variety of solutions to meet customer needs, including tape, disk, and network products, along with associated software and services. Our products and services contribute varying gross profit margins, and the gross margin on a customer’s total solution is dependent on the amounts and types of products or services involved. Gross profit margins may also be impacted by early start-up manufacturing costs associated with new products. We cannot provide any assurance that our future gross profit margin will be similar to our historical gross profit margin.

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

We may be materially affected by our ability to grow our indirect channels successfully

We are continually developing our indirect distribution channels, including original equipment manufacturers (OEMs), value-added distributors (VADs), value-added resellers (VARs), and other distributors. Indirect channel sales contributions are substantially lower in 2004 than they were in 2003, although we believe these contributions will improve in the second half of 2004. Increasing our sales through these indirect channels is critical to expanding our reach into the growing open-systems market. Successfully managing the interaction of our direct and indirect channel efforts to effectively reach all of the potential customer segments for our products and services is a complex process. We cannot provide any assurance that we will be successful in expanding our indirect channel sales. Our ability to forecast future demand for our products may be adversely affected by unforeseen changes in demand from our indirect channel partners. Storage products gross profit margins may be adversely impacted to the extent we continue to receive a larger portion of our sales through our indirect channels in the future. Maintenance revenue may also be adversely affected in future periods to the extent that customers of our indirect channel partners elect to purchase maintenance services from our competitors. Our financial results may also be negatively affected if the financial condition of one or more of our channel partners weakens.

We may be materially affected by the risks associated with sole source suppliers

We purchase certain key parts, components, and services from sole source suppliers who we believe are currently the only providers that meet our specifications or for which alternative sources of supply are not readily available. The following table shows our significant sole source suppliers and the products or services they provide:

Name of supplier	Product or service provided
Imation Corporation	T9840 and T9940 series tape media
Sanmina-SCI Corporation	Printed circuit boards and certain other manufacturing and repair services
LSI Logic Storage Systems	D-Series disk products
Fujitsu Electronics America	Application-specific integrated circuits (ASICs) for various tape and disk products
Austria Microsystems	ASICs for various tape products
Herald Datanetics Ltd. (HDL)	Key component used in certain tape products

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

We have reduced our inventory levels over the past two years primarily through our lean manufacturing initiatives. As we continue to move toward a lean manufacturing environment, we will become increasingly dependent on a limited supplier base to deliver quality parts and components in a timely manner. A supplier’s inability to deliver parts and components on a timely basis, or our failure to effectively manage inventory levels, could have a material adverse effect on our financial condition and results of operations.

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

We have introduced significant new products in the first half of 2004, including the StreamLineTM SL8500 modular library system, and we plan to introduce a number of other significant new products during the second half of 2004. When we introduce new products, we must effectively manage the transition from our existing products to the new products. If we do not manage the transition effectively, we may be subject to the following adverse effects:

  Excess or obsolete inventory
  Insufficient inventory or manufacturing capacity to meet customer demand
  Delayed customer purchases
  Lost sales if customers purchase from our competitors

In addition, sales of our new products may replace some of the sales of our existing products, and there may be a decline in sales of existing products in the periods leading up to new product introductions. We cannot provide any assurance that we will be able to successfully manage the development, introduction, or transition of new products in the future.

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

We may be materially affected by the risks associated with litigation

We are involved in a number of pending legal proceedings that arise from time to time in the ordinary course of business. We believe that any liability as a result of adverse outcomes in such proceedings would not have a material adverse effect on our financial condition. However, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on our financial condition or results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in an inability to ship products or components found to have violated third-party patent rights.

We may be materially affected if we are unable to attract and retain our key employees

Our future success depends in large part on our ability to attract and retain our key employees. During 2003 and the first six months of 2004, several changes were made with respect to the executive management team and their organizational responsibilities. We face significant competition for individuals who possess the skills required to sell our products and services, as well as design, develop, manufacture, service, and market those products and services. An inability to successfully attract and retain these employees could have an adverse effect on our future financial condition and results of operations. Furthermore, there may be a delay between when organizational announcements are made and when the organizations are fully effective.

We may be materially affected by the risks of conducting business outside the United States

International operations accounted for approximately 56% of our revenue in the first half of 2004, respectively, compared to 53% for the same period in 2003. We also sell products through U.S. indirect channel partners that have some of their end-user customers located outside the United States. We expect that we will continue to generate a significant portion of our revenue from international operations.

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

A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate sensitive instruments held as of June 25, 2004, and as of December 26, 2003, would result in a hypothetical loss in fair value of approximately $45.5 million and $59.2 million, respectively. The decrease in the hypothetical loss is primarily due to a decrease in net outstanding derivatives. These hypothetical losses do not take our underlying international operations into consideration. We anticipate that any hypothetical loss associated with our foreign currency exchange rate sensitive instruments would be substantially offset by gains associated with our underlying international operations.

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

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of June 25, 2004, the end of the period covered by this report. Based on their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

During the fiscal quarter ended June 25, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1 – LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 4 of “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,” included in Part 1, Item 1, of this Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

ITEM 2 - CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes our purchases of our equity securities during the second quarter of 2004:

			Total Number of	Maximum Number of
			Shares Purchased as Part	Shares that May Yet Be
		Average Price Paid	of Publicly Announced	Purchased Under the
Period	Shares Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs (3)
03/27/04 - 04/30/04	235,500	$27.42	235,500	6,764,500
05/01/04 - 05/28/04	656,700	26.61	656,700	6,107,800
05/29/04 - 06/25/04	107,800	28.11	107,800	6,000,000

Total	1,000,000	$26.96	1,000,000

(1)	Excludes shares withheld to satisfy minimum tax withholding requirements associated with restricted stock lapses.
(2)	In January 2004, our Board of Directors authorized a stock repurchase program to acquire up to 1,000,000 shares of common stock per quarter through 2005.
(3)

As of June 25, 2004, a maximum of 6,000,000 shares could be purchased under the repurchase program announced in January 2004. However, our Board of Directors authorized a new stock repurchase program in July 2004 to acquire up to $500 million of common stock. This new repurchase program will replace the previous program announced in January 2004.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders (the Annual Meeting) was held on May 20, 2004. A total of 101,973,111 shares of common stock, par value $0.10 per share (the Common Stock), were present at the Annual Meeting, either in person or by proxy, constituting a quorum. The matters voted upon at the Annual Meeting by the stockholders consisted of the four proposals set forth in our definitive Proxy Statement, dated April 12, 2004.

The first proposal related to the election of seven persons to serve on our Board of Directors. The Board’s nominees were each elected and received, respectively, the following votes:

Director	For	Withheld
James R. Adams	97,487,609	4,485,502
Charles E. Foster	97,818,473	4,154,638
Mercedes Johnson	98,212,148	3,760,963
William T. Kerr	97,801,839	4,171,272
Robert E. Lee	97,033,192	4,939,919
Patrick J. Martin	98,978,537	2,994,574
Judy C. Odom	98,211,857	3,761,254

The second proposal related to approval of our 2004 Long Term Incentive Plan. The third proposal related to approval of our 2004 Performance-Based Incentive Plan. These two proposals were approved as detailed below.

The fourth proposal was a stockholder proposal regarding cumulative voting. This proposal was rejected as detailed below.

Proposal	For	Against	Abstentions	Broker Non-Votes
Proposal 2	66,490,308	24,806,407	146,165	10,530,231
Proposal 3	87,118,028	4,183,156	142,588	10,529,339
Proposal 4	39,711,152	44,369,191	7,362,562	10,530,206

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits:

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated by reference into this Quarterly Report on Form 10-Q:

3.1	Restated Certificate of Incorporation of Storage Technology Corporation dated July 28, 1987 (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.2	Certificate of Amendment dated May 22, 1989, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.3	Certificate of Second Amendment dated May 28, 1992, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.4	Certificate of Third Amendment dated May 21, 1999, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 1999, filed on August 9, 1999, and incorporated herein by reference)

3.5	Restated Bylaws of Storage Technology Corporation, as amended through November 16, 2002 (previously filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

4.1	Specimen Certificate of Common Stock, $0.10 par value of Registrant (previously filed as Exhibit (c)(2) to the Company’s Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference)

10.1[1]	Storage Technology Corporation Amended and Restated 1987 Employee Stock Purchase Plan, as amended through May 21, 2003 (previously filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-106930) filed on July 10, 2003, and incorporated herein by reference)

10.2 [1,2]	Storage Technology Corporation Amended and Restated 1995 Equity Participation Plan, as amended through May 20, 2004

10.3 [1,2]	Storage Technology Corporation 2004 Long Term Incentive Plan.

10.4[1]	Storage Technology Corporation Management by Objective Bonus Plan (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.5[1,2]	Storage Technology Corporation 2004 Performance-Based Incentive Plan.

10.6[1]	Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)

10.7[1]	Storage Technology Corporation Flexible Option Plan, dated December 2001 (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10.8[1]	Severance Agreement, dated as of July 1, 2001, between the Company and Robert S. Kocol (previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.9[1]	Offer Letter, dated May 10, 2001, from the Company to Michael McLay (previously filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.10[1]	Offer Letter, dated February 9, 2001, from the Company to Roger Gaston (previously filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.11[1]	Offer Letter, dated July 16, 2001, from the Company to Roy Perry (previously filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.12[1]	Offer Letter, dated June 27, 2001, from the Company to Angel Garcia (previously filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.13	Credit Agreement, dated as of October 10, 2001, among the Company, the several financial institutions thereto, Bank of America, N.A., as letter of credit issuing bank and sole administrative agent for the Banks, Key Corporate Capital, Inc. as Documentation Agent, Fleet National Bank as Syndication Agent, and Banc of America Securities LLC as sole lead arranger and sole book manager (previously filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.14	Security Agreement, dated as of October 10, 2001, by and among the Company, Bank of America, N.A., as Collateral Agent for itself and other Secured Parties referred to therein (previously filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.15	Guaranty, dated as of October 10, 2001, by StorageTek Holding Corporation, in favor of the Banks party to a certain Credit Agreement and Bank of America, N.A., as Agent and Issuing Bank and Collateral Agent (previously filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.16[1]	Form of Executive Severance Agreement (previously filed as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.17	Master Services Agreement (MSA), between each of the Company, Electronic Data Systems Corporation, and EDS Information Services L.L.C., dated as of April 1, 2002 (previously filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.18	Authorization Letter #1 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.19	Authorization Letter #2 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.20	Master Secondary Storage Services Agreement, between the Company and Electronic Data Systems Corporation, dated March 29, 2002 (previously filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.21[1]	Offer Letter, dated June 25, 2002, between the Company and Mark Roellig (previously filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2002, filed on August 12, 2002, and incorporated herein by reference)

10.22[1]	Form of Indemnification Agreement, dated as of November 22, 2002, between the Company and each director (previously filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein

10.23[1]	Offer Letter, dated November 12, 2002, between the Company and Pierre Cousin (previously filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.24[1]	Agreement, dated December 1, 2002, between the Company and Pierre Cousin (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.25[1]	Amended and Restated CEO Employment Agreement, dated March 27, 2003, between the Company and Patrick J. Martin (previously filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003, filed on May 9, 2003, and incorporated herein by reference)

10.26[1]	Form of Executive Agreement, dated as of February 12, 2003, between the Company and each executive officer (previously filed as Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003, filed on May 9, 2003, and incorporated herein by reference)

10.27	Letter, dated July 24, 2003, from the Company to Bank of America, N.A. (previously filed as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2003, filed on August 8, 2003, and incorporated herein by reference)

10.28[1]	Offer Letter, dated December 12, 2003, between the Company and Mark Ward (previously filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2004, filed on May 5, 2004, and incorporated herein by reference)

10.29[1]	Offer Letter, dated March 1, 2004, between the Company and Eula Adams (previously filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2004, filed on May 5, 2004, and incorporated herein by reference)

31.1 [2]	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 [2]	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 [2]	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 [2]	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

1  Contract or compensatory plan or arrangement in which directors and/or officers participate
2  Indicates exhibit filed with this Quarterly Report on Form 10-Q

(b)     Reports on Form 8-K.

Current report on Form 8-K, filed on May 28, 2004, relating to an Item 5, Other Events and Regulation FD Disclosure, regarding the voting results from Storage Technology Corporation’s Annual Meeting of Stockholders held on May 20, 2004.

Current report on Form 8-K, filed on April 21, 2004, relating to an Item 9, Regulation FD Disclosure, regarding the announcement of our results of operations for the fiscal quarter ended March 26, 2004, including a copy of the script of the prepared remarks of the Chief Executive Officer and Chief Financial Officer from a conference call regarding such results of operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 2, 2004 —————————————— (Date) August 2, 2004 —————————————— (Date)	STORAGE TECHNOLOGY CORPORATION
(Registrant)

/s/ ROBERT S. KOCOL
——————————————
Robert S. Kocol
Corporate Vice President
and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS G. ARNOLD
——————————————
Thomas G. Arnold
Vice President and Corporate Controller
(Principal Accounting Officer)