Form 10-Q
period 2004-09-24
STORAGE TECHNOLOGY CORP
filed 2004-11-01
CIK 94673

Use this link to rapidly review the document
Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2004
or
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

The registrant had 106,565,923 shares of common stock outstanding as of October 28, 2004.

STORAGE TECHNOLOGY CORPORATION
INDEX TO FORM 10-Q
September 24, 2004

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	09/24/04	12/26/03
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,059,414	$1,001,629
Short-term investments	3,213	14,650
Accounts receivable	442,549	539,334
Inventories	111,582	109,988
Deferred income tax assets	132,994	139,446
Other current assets	673	123

Total current assets	1,750,425	1,805,170

Long-term investments	50,160	43,501
Property, plant, and equipment	180,094	201,647
Spare parts for maintenance	46,390	44,695
Deferred income tax assets	93,603	93,521
Other assets	123,486	116,712

Total assets	$2,244,158	$2,305,246

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,369	$1,090
Accounts payable	110,936	132,404
Accrued liabilities	471,035	483,672
Income taxes payable	247,221	250,818
Other current liabilities	25,669	64,674

Total current liabilities	856,230	932,658

Long-term debt	10,201	11,150

Total liabilities	866,431	943,808

Commitments and contingencies (Notes 4 and 8)

STOCKHOLDERS' EQUITY
Common stock, $0.10 par value, 300,000,000 shares authorized;
111,583,088 shares issued at September 24, 2004, and
111,135,483 shares issued at December 26, 2003	11,158	11,114
Capital in excess of par value	987,798	991,273
Retained earnings	510,803	409,072
Accumulated other comprehensive loss	(20,733)	(30,436)
Treasury stock, 3,923,400 shares at September 24, 2004,
and 299,677 shares at December 26, 2003, at cost	(95,153)	(5,919)
Unearned compensation	(16,146)	(13,666)

Total stockholders' equity	1,377,727	1,361,438

Total liabilities and stockholders' equity	$2,244,158	$2,305,246

        The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Quarter Ended		Nine Months Ended
	09/24/04	09/26/03	09/24/04	09/26/03
Revenue:
Storage products	$299,041	$312,435	$882,695	$906,844
Storage services	227,445	207,825	675,478	620,634

Total revenue	526,486	520,260	1,558,173	1,527,478

Cost of revenue:
Storage products	154,538	164,285	456,253	486,774
Storage services	123,706	118,907	377,643	353,211

Total cost of revenue	278,244	283,192	833,896	839,985

Gross profit	248,242	237,068	724,277	687,493

Research and development costs	47,847	49,803	143,395	150,786
Selling, general, and administrative expense	150,721	145,028	461,693	432,051

Operating profit	49,674	42,237	119,189	104,656

Interest income	4,270	2,556	10,770	7,564
Interest expense	(327)	(486)	(1,022)	(1,353)

Income before income taxes	53,617	44,307	128,937	110,867

Provision for income taxes	(10,862)	(13,300)	(27,206)	(33,300)

Net income	$42,755	$31,007	$101,731	$77,567

EARNINGS PER COMMON SHARE

Basic earnings per share	$0.39	$0.29	$0.92	$0.72

Weighted-average shares	109,030	108,612	110,085	107,652

Diluted earnings per share	$0.39	$0.28	$0.91	$0.70

Weighted-average and dilutive potential shares	110,842	111,502	112,307	110,273

        The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Nine Months Ended
	09/24/04	09/26/03
OPERATING ACTIVITIES
Cash received from customers	$1,656,522	$1,649,037
Cash paid to suppliers and employees	(1,380,578)	(1,395,623)
Interest received	9,935	7,123
Interest paid	(811)	(960)
Income taxes paid	(21,263)	(9,461)

Net cash provided by operating activities	263,805	250,116

INVESTING ACTIVITIES
Proceeds from sale of investments	23,965	--
Purchases of investments	(19,257)	(39,703)
Purchases of property, plant, and equipment	(39,118)	(31,844)
Proceeds from sale of property, plant, and equipment	1,635	3,746
Other assets	(22,661)	1,045

Net cash used in investing activities	(55,436)	(66,756)

FINANCING ACTIVITIES
Repurchases of common stock	(156,358)	--
Proceeds from employee stock plans	47,732	45,549
Proceeds from other debt	421	676
Repayments of other debt	(983)	(1,382)

Net cash provided by (used in) financing activities	(109,188)	44,843

Effect of exchange rate changes on cash	(41,396)	2,402

Increase in cash and cash equivalents	57,785	230,605
Cash and cash equivalents - beginning of the period	1,001,629	657,599

Cash and cash equivalents - end of the period	$1,059,414	$888,204

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income	$101,731	$77,567
Depreciation and amortization expense	59,639	64,760
Inventory writedowns	16,373	18,565
Translation loss	32,210	21,990
Other non-cash adjustments to income	30,878	(20,307)
Decrease in accounts receivable	98,349	121,559
(Increase) decrease in other current assets	(464)	7,758
Increase in inventories	(6,040)	(3,087)
Increase in spare parts	(14,627)	(13,214)
Increase in deferred income tax assets	(1,603)	(4,907)
Decrease in accounts payable	(21,654)	(26,246)
Decrease in accrued liabilities	(14,045)	(9,494)
Decrease in other current liabilities	(15,388)	(4,198)
Increase (decrease) in income taxes payable	(1,554)	19,370

Net cash provided by operating activities	$263,805	$250,116

        The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands)

					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive	Treasury	Unearned
	Issued	Stock	Par Value	Earnings	Income (Loss)	Stock	Compensation	Total
Balances, December 26, 2003	111,135	$11,114	$991,273	$409,072	$(30,436)	$(5,919)	$(13,666)	$1,361,438

Components of comprehensive
income:
Net income	--	--	--	101,731	--	--	--	101,731
Other comprehensive
income	--	--	--	--	9,703	--	--	9,703

Total comprehensive income	--	--	--	101,731	9,703	--	--	111,434

Shares issued upon exercise of
stock options	2,331	233	39,524	--	--	--	--	39,757
Shares issued under employee
stock purchase plan	409	41	8,083	--	--	--	--	8,124
Shares repurchased under
stock repurchase program	--	--	--	--	--	(156,358)	--	(156,358)
Restricted stock activity	228	22	7,557	--	--	--	(2,480)	5,099
Other	(2,520)	(252)	(58,639)	--	--	67,124	--	8,233

Balances, September 24, 2004	111,583	$11,158	$987,798	$510,803	$(20,733)	$(95,153)	$(16,146)	$1,377,727

        The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Quarter Ended		Nine Months Ended
	09/24/04	09/26/03	09/24/04	06/26/03
Net income	$42,755	$31,007	$101,731	$77,567

Other comprehensive income (loss):
Foreign currency hedging contracts:
Net loss on foreign currency cash flow hedges, net
of tax benefit of $2,123, $7,719, $1,660, and
$16,381	(3,376)	(12,279)	(2,641)	(26,174)
Reclassification adjustment for net losses included
in net income, net of tax benefit of $2,687,
$6,580, $9,154, and $10,969	4,274	10,467	14,561	17,508
Unrealized gain (loss) on marketable securities:
Holding gain (loss), net of tax expense (benefit)
of $46, $(171), $(88), and $394	54	(456)	(106)	861
Reclassification adjustment for net gains included
in net income, net of tax expense of $75, $165,
$905, and $699	(175)	(386)	(2,111)	(1,631)

Other comprehensive income (loss)	777	(2,654)	9,703	(9,436)

Comprehensive income	$43,532	$28,353	$111,434	$68,131

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	09/24/04	09/26/03	09/24/04	09/26/03
Net income, as reported	$42,755	$31,007	$101,731	$77,567
Add: Stock-based compensation expense included in
reported net income, net of related tax effects	1,247	1,143	3,762	3,061
Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	(6,715)	(5,275)	(19,142)	(16,105)

Pro forma net income	$37,287	$26,875	$86,351	$64,523

Earnings per share:
Basic, as reported	$0.39	$0.29	$0.92	$0.72
Basic, pro forma	$0.34	$0.25	$0.78	$0.60

Diluted, as reported	$0.39	$0.28	$0.91	$0.70
Diluted, pro forma	$0.34	$0.25	$0.78	$0.60

NOTE 3 – INVENTORIES

Inventories, net of associated reserves, consist of the following (in thousands):

	09/24/04	12/26/03
Raw materials	$19,647	$14,951
Work-in-process	20,740	29,740
Finished goods	71,195	65,297

	$111,582	$109,988

NOTE 4 – LITIGATION

In August 2002, Ted Marx, a former StorageTek employee who was terminated in 2001, filed suit in California State Superior Court (Los Angeles) against StorageTek. The complaint contained claims for wrongful termination, wrongful termination in violation of the California Labor Code, breach of the covenant not to terminate without good reason, breach of contract, breach of the covenant of good faith and fair dealing, failure to pay wages under the California Labor Code, and intentional infliction of emotional distress. In September 2003, StorageTek filed its motion for summary judgment. In December 2003, the court ruled in favor of StorageTek on the claim of breach of the covenant not to terminate without good reason. The trial commenced in May 2004. In June 2004, the jury awarded approximately $2.9 million in compensatory damages and $9.0 million in punitive damages to the plaintiff. The plaintiff is also requesting certain attorney fees from the court. StorageTek is vigorously seeking to overturn and/or reduce the award. StorageTek has not accrued the damages or the attorney fees for this case, as it does not believe that these amounts represent a loss contingency that meets the definition of probable under SFAS No. 5, “Accounting for Contingencies.”

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

NOTE 5 – CREDIT FACILITIES

In October 2004, the Company entered into a new unsecured $75 million revolving credit facility (the Revolver) that expires in October 2008. The interest rates for borrowing under the Revolver are based upon the Company’s Consolidated Leverage Ratio, which is the ratio of Consolidated Funded Indebtedness to rolling four quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA). The rate ranges from the applicable LIBOR plus 1.00% to 2.00% or the agent bank’s base rate plus 0.00% to 1.00%. The Company pays an annual commitment fee of 0.175% or 0.200% on any unused borrowings based upon the Consolidated Leverage Ratio. The Revolver contains certain financial and other covenants. The Revolver replaces a previous revolving credit facility that expired in October 2004. The Company had no outstanding borrowings under the previous revolving credit facility as of September 24, 2004.

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

	Quarter Ended		Nine Months Ended
	09/24/04	09/26/03	09/24/04	09/26/03
Revenue:
Storage products	$299,041	$312,435	$882,695	$906,844
Storage services	227,445	207,825	675,478	620,634

Total revenue	$526,486	$520,260	$1,558,173	$1,527,478

Gross profit:
Storage products	$144,503	$148,150	$426,442	$420,070
Storage services	103,739	88,918	297,835	267,423

Total gross profit	$248,242	$237,068	$724,277	$687,493

The following table provides supplemental financial data regarding revenue from the Company’s storage products segment (in thousands):

	Quarter Ended		Nine Months Ended
	09/24/04	09/26/03	09/24/04	09/26/03
Tape products	$241,676	$240,729	$679,809	$692,302
Disk products	36,914	38,074	127,318	117,487
Network products	12,938	23,776	48,740	65,852
Other	7,513	9,856	26,828	31,203

Total storage products revenue	$299,041	$312,435	$882,695	$906,844

NOTE 7 – EARNINGS PER COMMON SHARE

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Nine Months Ended
	09/24/04	09/26/03	09/24/04	09/26/03
Net income	$42,755	$31,007	$101,731	$77,567

Weighted average common shares outstanding:
Basic	109,030	108,612	110,085	107,652
Effect of dilutive common stock equivalents	1,812	2,890	2,222	2,621

Diluted	110,842	111,502	112,307	110,273

Earnings per common share:
Basic	$0.39	$0.29	$0.92	$0.72
Diluted	$0.39	$0.28	$0.91	$0.70

For the quarters ended September 24, 2004, and September 26, 2003, options to purchase 3,714,150 and 401,785 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the Company’s common stock, and therefore, the effect would have been antidilutive. For the nine months ended September 24, 2004 and September 26, 2003, options to purchase 3,653,514 and 1,146,145 shares of common stock, respectively, were excluded from the computation of diluted earnings per share for the same reason.

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

	Nine Months Ended
	09/24/04	09/26/03
Balance at beginning of period	$49,374	$41,155
Accruals for warranties issued	30,925	35,470
Adjustments to warranties	(3,737)	673
Amortization	(35,460)	(32,696)

Balance at end of period	$41,102	$44,602

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

THIRD QUARTER 2004 FINANCIAL OVERVIEW

The third quarter of 2004 represented the seventeenth consecutive quarter of year-over-year earnings growth. Total revenue for the third quarter of 2004 was $526 million, an increase of 1% compared to the same period in 2003, primarily due to an increase in service revenue. Revenue decreased 3% as adjusted to reflect constant foreign currencies. We do not expect any significant benefits during the fourth quarter of 2004 from currencies on year-over-year comparisons of revenue.

It appears the information technology market has stabilized domestically and we are beginning to see a mild recovery. North America still showed some revenue weakness in the third quarter of 2004, although we saw improvement compared to the second quarter of 2004. Our Europe, Africa, and Middle East (EAME) region continues to show improvement on a year-over-year basis. Asia and Latin America continue to perform well, with the exception of Japan and Korea.

Total gross profit margin continued to improve in the third quarter of 2004, compared to the same period in 2003, due to increases in both storage products and storage services gross profit margins. Storage product gross profit margins improved as a result of favorable product mixes. Storage services gross profit margins improved primarily as a result of a reduction in our service costs. Operating expense in the third quarter of 2004 increased approximately 2% compared to the same period in 2003.

We continued to strengthen our balance sheet and cash flows during the third quarter of 2004. Our cash flow from operations was approximately $121 million, which funded $100 million of share repurchases during the third quarter of 2004. Our operations continue to be self-funded and our debt-to-capitalization ratio remains constant at 1%.

At the beginning of the year, we anticipated that information technology spending would be flat to slightly up in 2004. We have seen this trend in the first nine months of 2004 and do not expect to see a significant change in information technology spending in the fourth quarter of 2004 other than normal seasonality. Our primary challenge for the future is to increase revenue while maintaining strong cost controls. We believe revenue growth can be achieved primarily through the successful execution of our Information Lifecycle Management (ILM) strategy, as well as through various new product launches over the next year. However, we may not be able to achieve revenue growth if we are not successful in bringing our new products to market or if information technology spending does not improve.

SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA

The following table presents Consolidated Statements of Operations data stated as a percentage of total revenue, except for segment gross profit, which is stated as a percentage of the applicable segment revenue. The table also presents the percentage change based on the dollar amounts of each of the items.

			Percentage
			Increase (Decrease)
			Based on Dollar
	Quarter Ended		Amounts
	09/24/04	09/26/03	Q3 2004 vs. Q3 2003
Revenue:
Storage products	56.8%	60.0%	(4.3)%
Storage services	43.2	40.0	9.4

Total revenue	100.0%	100.0%	1.2

Gross profit:
Storage products	48.3%	47.4%	(2.5)
Storage services	45.6	42.8	16.7

Total gross profit	47.2	45.6	4.5

Operating expenses:
Research and development costs	9.1	9.6	(3.9)
Selling, general, and administrative expenses	28.6	27.9	3.9

Operating profit	9.5	8.1	17.6
Interest income	0.8	0.5	67.1
Interest expense	(0.1)	(0.1)	(32.7)

Income before income taxes	10.2	8.5	21.0
Provision for income taxes	2.1	2.6	(18.3)

Net income	8.1%	5.9%	37.9%

The following table presents supplemental data for storage products revenue stated as a percentage of total storage products revenue, and the percentage change based on the dollar amounts of each of the items.

			Percentage
			Increase (Decrease)
			Based on Dollar
	Quarter Ended		Amounts
	09/24/04	09/26/03	Q3 2004 vs. Q3 2003
Supplemental data - storage products revenue
Tape products	80.8%	77.0%	0.4%
Disk products	12.4	12.2	(3.0)
Network products	4.3	7.6	(45.6)
Other	2.5	3.2	(23.8)

Total storage products revenue	100.0%	100.0%	(4.3)%

REVENUE AND GROSS PROFIT MARGIN

Storage Products

Our storage products revenue primarily consists of sales of tape, disk, and network products, including related software, for the mainframe and open-systems markets. The open-systems market consists of products designed to operate in the UNIX, NT, and other non-MVS operating environments.

Storage products revenue decreased in the third quarter of 2004, compared to the same period in 2003, primarily due to decreased revenue from disk and network product sales as a result of competition in the enterprise disk and network markets. We had a slight increase in tape product sales during the third quarter of 2004, compared to the same period in 2003, due primarily to an increase in revenue from our T9840 and T9940 series tape drives. Our Virtual Storage Manager (VSM) system revenue continues to be strong, although the growth rate in VSM system revenue that we have experienced over the last year has declined significantly.

Storage products gross profit margin increased in the third quarter and nine months of 2004, compared to the same periods in 2003, primarily due to a more favorable product mix, led by strength in T9840 and T9940 series tape drive and VSM sales. Product mix, channel mix, and further operational efficiencies will be key factors for maintaining storage products gross profit margin.

Storage Services

Our storage services revenue primarily consists of revenue associated with the maintenance and support of StorageTek products and third-party storage products, as well as professional services revenue associated with various storage consulting activities.

Storage services revenue increased in the third quarter and nine months of 2004, compared to the same periods in 2003, primarily due to an 8% increase in maintenance and support services revenue. Professional services also performed well during the third quarter of 2004, with a 24% increase in revenue as compared to the third quarter of 2003.

Storage services gross profit margin increased slightly in the third quarter of 2004, compared to the same period in 2003, and also increased compared to the second quarter of 2004, primarily due to actions taken late in the first and early in the second quarter of 2004 in order to improve efficiencies in our service infrastructure. We believe that the impact of these actions will be sustainable through the end of 2004. The increase in storage services gross profit margin may be adversely impacted if professional services continues to become a greater portion of our service revenue, as professional services typically carry lower margins than our maintenance and support services business.

RESEARCH AND DEVELOPMENT

Research and development costs decreased 4% in the third quarter of 2004 compared to the same period in 2003, consistent with the trend we have experienced since 2001. The continued decreases in research and development costs have been achieved primarily through the implementation of engineering initiatives designed to improve research and development productivity, increase strategic alignment, and reduce non-essential spending. In the fourth quarter of 2004, we acquired the net assets of Storability, a software company with approximately 70 employees. The majority of these employees are involved in research and development. In total, we anticipate that research and development costs will increase approximately $3.0 million in the fourth quarter compared to the third quarter of 2004.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general, and administrative expense (SG&A) increased slightly during the third quarter of 2004, compared to the same period in 2003 and to the second quarter of 2004. SG&A was significantly higher for the nine months of 2004 than for the same period in 2003, primarily due to unfavorable impacts of foreign currency movements on the operating expenses of our international operations in the first quarter of 2004. We continue to maintain expense controls to reduce discretionary spending and remain focused on our efforts to improve the efficiency of our operations.

INTEREST INCOME AND EXPENSE

Net interest income increased approximately 90% for the third quarter and 57% for the nine months of 2004, compared to the same periods in 2003, primarily due to an increase in interest rates during the third quarter of 2004. See “LIQUIDITY AND CAPITAL RESOURCES” for further discussion of our debt and financing arrangements.

INCOME TAXES

Our effective tax rate was 20.3% for the third quarter and 21.1% for the nine months of 2004, as compared to 30.2% and 30.0% for the same periods in 2003. The decrease in our effective tax rate in the third quarter was primarily due to the favorable settlement of a tax audit that occurred during the quarter. The favorable impact of the settlement was partially offset by increases to tax expense as a result of changes in income attributable to different taxing jurisdictions that have varying tax rates. We continue to recognize increased tax benefits associated with our manufacturing operations in Puerto Rico.

Based on our current estimates, we anticipate that the effective tax rate for the full year should be approximately 21%. Our effective tax rate may be impacted in the future by a variety of factors, including the overall effectiveness of our global manufacturing strategies, tax legislation, and changes in our estimates regarding the resolution of open tax matters.

We have not historically provided for taxes on cumulative undistributed earnings of our foreign subsidiaries because such earnings are intended to be indefinitely reinvested. The American Jobs Creation Act was signed into law on October 22, 2004. This act allows for a favorable effective tax rate on the repatriation of certain qualifying foreign earnings to the United States. While no changes have been made at this time with respect to our plans to reinvest foreign earnings indefinitely, we are still evaluating the act and all associated guidance to determine whether some portion of these earnings should be repatriated. If we make a decision to repatriate earnings in the future, our provision for incomes taxes could increase significantly in the period that we make the decision.

We are subject to audits by federal, state, and foreign tax authorities. These audits may result in proposed assessments that could result in additional tax liabilities. Our income taxes payable balance as reported on the Consolidated Balance Sheet is comprised primarily of tax contingencies that we believe are both probable and reasonably estimable.

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, we have determined that we will more likely than not realize $226.6 million of deferred income tax assets, which are net of a valuation allowance of approximately $23.1 million as of September 24, 2004. Our valuation allowance relates principally to foreign net operating loss carryforwards.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

Our critical accounting estimates and assumptions are disclosed in our Annual Report on Form 10-K for the year ended December 26, 2003. There were no significant changes to our critical accounting estimates and assumptions for the nine months ended September 24, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The following table summarizes our sources and uses of cash (in thousands):

	Nine Months Ended
	09/24/04	09/26/03
Net cash from operating activities	$263,805	$250,116
Net cash used in investing activities	(55,436)	(66,756)
Net cash provided by (used in) financing activities	(109,188)	44,843

Our cash and investments balance increased $53.0 million during the nine months of 2004, primarily as a result of cash flows generated by our operating activities. Days sales outstanding for the third quarter of 2004 was 76 days, which is a 7-day improvement from the third quarter of 2003. Inventory turns decreased to 5.5 turns, a slight decrease compared to the third quarter of 2003. We will continue to focus on improving our operational effectiveness and efficiency.

The cash used in financing activities during the nine months of 2004 reflects $156.4 million of share repurchases made under our share repurchase programs, which are intended to reduce dilution and return cash to shareholders. These share repurchases were offset by $47.7 million of proceeds from employee stock plans during the first nine months of 2004.

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

In October 2004, we entered into a new unsecured $75 million revolving credit facility (the Revolver) that expires in October 2008. The interest rates for borrowing under the Revolver are based upon our Consolidated Leverage Ratio, which is the ratio of Consolidated Funded Indebtedness to rolling four quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA). The rate ranges from the applicable LIBOR plus 1.00% to 2.00% or the agent bank’s base rate plus 0.00% to 1.00%. We pay an annual commitment fee of 0.175% or 0.200% on any unused borrowings based upon the Consolidated Leverage Ratio. The Revolver contains certain financial and other covenants. The Revolver replaces a previous revolving credit facility that expired in October 2004. We had no outstanding borrowings under the previous revolving credit facility as of September 24, 2004.

We intend to fund future purchases of our common stock under our share repurchase program through cash on hand and cash flows from operations. We continue to review and evaluate alternative uses for our cash, including potential acquisitions and investments in additional technologies to strengthen our ILM offerings.

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

We may be materially affected by global economic and political conditions

Our ability to generate revenue growth during the last several years was adversely affected by a difficult global economy as customers delayed their purchase decisions, reduced their information technology spending budgets, increased their purchase authorization approval requirements, and reduced their capital expenditures by maximizing the current capacities of their data storage equipment. This trend has continued through the nine months of 2004, although we are beginning to see some improvement. We have implemented various cost-saving measures to help mitigate the adverse effects of the difficult global environment. We cannot provide any assurance that a prolonged weakness in information technology spending will not have additional adverse effects on our financial condition, results of operations, or our ability to generate revenue growth. Furthermore, we cannot provide any assurance that our cost-saving measures will be successful or sufficient to allow us to continue to generate improved operating results in future periods.

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

We may be materially affected by a decrease in demand for our tape products or by an inability to maintain key competitive advantages in tape

During the third quarter of 2004, approximately 81% of our storage products revenue was generated by sales of our tape products. Services associated with our tape products also represent a significant portion of our storage services revenue. For a discussion of risk associated with new products, see “We may be materially affected by risks associated with new product development,” below. If overall demand for tape storage products declines, or if we lose significant market share in tape, our financial condition and results of operations could be materially affected.

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

We have introduced significant new products in the nine months of 2004 and we plan to introduce a number of other significant new products during the fourth quarter of 2004 and first half of 2005, including virtual tape products targeted for both the enterprise and open-systems markets. When we introduce new products, we must effectively manage the transition from our existing products to the new products.

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

We may be materially affected by the risks associated with expanding our service offerings

Services continue to contribute an increasing amount of our total revenue. Growth in services has partially been driven by service offerings such as storage consulting services, implementation services, and storage management services. The development and delivery of these services are critical to the success of our plan to deliver complete storage solutions to our customers. We must ensure that storage service professionals have the necessary skill sets, experience, tools, and training to support these service offerings. Revenue growth from these service offerings is needed to offset possible future declines in maintenance revenue from our installed service base of products under maintenance contracts as these products are displaced by sales of new StorageTek products under warranty. Any failure to properly develop or deliver our service offerings could have a material adverse effect on our financial condition and results of operations.

We may be materially affected by uneven sales patterns and by our ability to forecast customer demand accurately

In the past, our results have followed a seasonal pattern, which reflects the tendency of customers to make their purchase decisions at the end of a calendar year. During any fiscal quarter, a disproportionately large percentage of total product sales are earned in the last weeks or days of the quarter. We continue to experience these trends in 2004. It is difficult to predict the extent to which these historical trends will continue in the future. We cannot provide any assurance that we will be able to manage our uneven sales patterns.

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

We may be materially affected by our ability to grow our indirect channels successfully

We are continually developing our indirect distribution channels, including original equipment manufacturers (OEMs), value-added distributors (VADs), value-added resellers (VARs), and other distributors. Indirect channel sales contributions decreased 4% during the nine months of 2004 compared to the same period in 2003, but increased 6% during the third quarter of 2004 as compared to the second quarter. Increasing our sales through these indirect channels is critical to expanding our reach into the growing open-systems market. Successfully managing the interaction of our direct and indirect channel efforts to effectively reach all of the potential customer segments for our products and services is a complex process. We cannot provide any assurance that we will be successful in expanding our indirect channel sales. Our ability to forecast future demand for our products may be adversely affected by unforeseen changes in demand from our indirect channel partners. Storage products gross profit margins may be adversely impacted to the extent we continue to receive a larger portion of our sales through our indirect channels in the future. Maintenance revenue may also be adversely affected in future periods to the extent that customers of our indirect channel partners elect to purchase maintenance services from our competitors. Our financial results may also be negatively affected if the financial condition of one or more of our channel partners weakens.

We may be materially affected by the risks associated with sole source suppliers

We purchase certain key parts, components, and services from sole source suppliers who we believe are currently the only providers that meet our specifications or for which alternative sources of supply are not readily available.

The following table shows our significant sole source suppliers and the products or services they provide:

Name of supplier	Product or service provided
Imation Corporation	T9840 and T9940 series tape media
Sanmina-SCI Corporation	Printed circuit boards and certain other manufacturing and repair services
Engenio Information Technologies, Inc	Certain FlexLine disk products
Fujitsu Electronics America	Application-specific integrated circuits (ASICs) for various tape and disk products
Austria Microsystems	ASICs for various tape products
Herald Datanetics Ltd. (HDL)	Key component used in certain tape products

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

We may be materially affected if we are unable to attract and retain our key employees

Our future success depends in large part on our ability to attract and retain our key employees. During the past year, several changes were made with respect to the executive management team and their organizational responsibilities. We face significant competition for individuals who possess the skills required to sell our products and services, as well as design, develop, manufacture, service, and market those products and services. An inability to successfully attract and retain these employees could have an adverse effect on our future financial condition and results of operations. Furthermore, there may be a delay between when organizational announcements are made and when the organizations are fully effective.

We may be materially affected by the risks of conducting business outside the United States

International operations accounted for approximately 55% of our revenue in the nine months of 2004, respectively, compared to 53% for the same period in 2003. We also sell products through U.S. indirect channel partners that have some of their end-user customers located outside the United States. We expect that we will continue to generate a significant portion of our revenue from international operations.

Our international business may be affected by changes in demand resulting from global and localized economic, business, and political conditions. We are subject to the risks of conducting business outside the United States, including the following risks:

  Adverse political and economic conditions
  Impositions of tariffs or quotas
  Changes in laws or regulations
  Difficulty in obtaining export licenses
  Potentially adverse tax or labor laws
  The burdens of complying with a variety of foreign laws
  Longer payment cycles typically associated with international sales
  Foreign currency fluctuations
  Other factors outside our control

We expect these risks to increase in the future as we expand our operations in Eastern Europe, Latin America, and Asia. We cannot provide any assurance that these factors will not have a material adverse effect on our financial condition or results of operations in the future.

We may be materially affected by regulatory requirements

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

We are subject to various other regulatory requirements, including the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. If we or our independent registered public accounting firm determine that we have a material weakness in our internal control over financial reporting, we may not be able to prevent or detect material misstatements on a timely basis. We have dedicated a significant amount of time and resources to ensuring compliance, but we cannot provide any assurance that we or our independent registered public accounting firm will be able to complete the necessary work in a timely manner. In addition, we may need to perform additional procedures to the extent that new rules, regulations, or interpretations related to Section 404 are issued, and we or our independent registered public accounting firm may not be able to implement the new guidance in time to satisfactorily complete the required assessments.

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

A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate sensitive instruments held as of September 24, 2004, and as of December 26, 2003, would result in a hypothetical loss in fair value of approximately $61.1 million and $59.2 million, respectively. The increase in the hypothetical loss is primarily due to an increase in net outstanding derivatives. These hypothetical losses do not take our underlying international operations into consideration. We anticipate that any hypothetical loss associated with our foreign currency exchange rate sensitive instruments would be substantially offset by gains associated with our underlying international operations.

Interest Rate Risk

Changes in interest rates affect interest income earned on our cash investments, as well as interest expense on short-term borrowings. A hypothetical 10% adverse movement in interest rates applied to cash investments would not have a material adverse effect on our financial condition, results of operations, or cash flows.

Credit Risk

We are exposed to credit risk associated with cash equivalents, investments, foreign currency options and forwards, and trade receivables. We do not believe that our cash equivalents, investments, or foreign currency derivatives present significant credit risks, because the counterparties to the instruments consist of major financial institutions, and we manage the notional amount of contracts entered into with any counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. Although we have a large number of customers who are dispersed across different industries and geographic areas, a prolonged economic downturn could increase our exposure to credit risk on our trade receivables. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of September 24, 2004, the end of the period covered by this report. Based on their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

During the fiscal quarter ended September 24, 2004, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1 – LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 4 of “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,” included in Part 1, Item 1, of this Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

ITEM 2 – CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes our purchases of our equity securities during the third quarter of 2004:

			Total Number of	Approximate Dollar Value
			Shares Purchased as Part	of Shares that May Yet Be
	Total Number of	Average Price Paid	of Publicly Announced	Purchased Under the
Period	Shares Purchased (1)	per Share	Plans or Programs (2)	Plans or Programs (3)
06/26/04 - 07/30/04	434,600	$26.01	434,600	$493,747,575
07/31/04 - 08/27/04	2,089,100	24.09	2,089,100	443,415,680
08/28/04 - 09/24/04	1,581,700	24.38	1,581,700	404,846,802

Total	4,105,400	$24.41	4,105,400

(1)	Excludes shares withheld to satisfy minimum tax withholding requirements associated with restricted stock lapses.

(2)

In January 2004, our Board of Directors authorized a stock repurchase program to acquire up to 1,000,000 shares of common stock per quarter through 2005. During the fiscal month ended July 30, 2004, we purchased 182,000 shares under this repurchase program. On July 8, 2004, our Board of Directors cancelled this repurchase program and replaced it with a new repurchase program, described below.

(3)

On July 8, 2004, our Board of Directors authorized a new stock repurchase program to acquire up to $500 million of common stock. Purchases under this repurchase program may be made from time-to-time, in the open market, through block trades or otherwise, and in privately negotiated transactions. There is no fixed termination date for this repurchase program.

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated by reference into this Quarterly Report on Form 10-Q:

3.1	Restated Certificate of Incorporation of Storage Technology Corporation dated July 28, 1987 (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.2	Certificate of Amendment dated May 22, 1989, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.3	Certificate of Second Amendment dated May 28, 1992, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.4	Certificate of Third Amendment dated May 21, 1999, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 1999, filed on August 9, 1999, and incorporated herein by reference)

3.5	Restated Bylaws of Storage Technology Corporation, as amended through November 16, 2002 (previously filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

4.1	Specimen Certificate of Common Stock, $0.10 par value of Registrant (previously filed as Exhibit (c)(2) to the Company’s Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference)

10.1[1]	Storage Technology Corporation Amended and Restated 1987 Employee Stock Purchase Plan, as amended through May 21, 2003 (previously filed as Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-106930) filed on July 10, 2003, and incorporated herein by reference)

10.2[1]	Storage Technology Corporation Amended and Restated 1995 Equity Participation Plan, as amended through May 20, 2004 (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2004, filed on August 3, 2004, and incorporated herein by reference)

10.3[1]	Storage Technology Corporation 2004 Long Term Incentive Plan (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2004, filed on August 3, 2004, and incorporated herein by reference)

10.4[1]	Storage Technology Corporation Management by Objective Bonus Plan (previously filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.5[1]	Storage Technology Corporation 2004 Performance-Based Incentive Plan (previously filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2004, filed on August 3, 2004, and incorporated herein by reference)

10.6[1]	Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (previously filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)

10.7[1]	Storage Technology Corporation Flexible Option Plan, dated December 2001 (previously filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10.8[1]	Severance Agreement, dated as of July 1, 2001, between the Company and Robert S. Kocol (previously filed as Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.9[1]	Offer Letter, dated May 10, 2001, from the Company to Michael McLay (previously filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.10[1]	Offer Letter, dated February 9, 2001, from the Company to Roger Gaston (previously filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.11[1]	Offer Letter, dated July 16, 2001, from the Company to Roy Perry (previously filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.12[1]	Offer Letter, dated June 27, 2001, from the Company to Angel Garcia (previously filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.13	Credit Agreement, dated as of October 10, 2001, among the Company, the several financial institutions thereto, Bank of America, N.A., as letter of credit issuing bank and sole administrative agent for the Banks, Key Corporate Capital, Inc. as Documentation Agent, Fleet National Bank as Syndication Agent, and Banc of America Securities LLC as sole lead arranger and sole book manager (previously filed as Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.14	Security Agreement, dated as of October 10, 2001, by and among the Company, Bank of America, N.A., as Collateral Agent for itself and other Secured Parties referred to therein (previously filed as Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.15	Guaranty, dated as of October 10, 2001, by StorageTek Holding Corporation, in favor of the Banks party to a certain Credit Agreement and Bank of America, N.A., as Agent and Issuing Bank and Collateral Agent (previously filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.16[1]	Form of Executive Severance Agreement (previously filed as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.17	Master Services Agreement (MSA), between each of the Company, Electronic Data Systems Corporation, and EDS Information Services L.L.C., dated as of April 1, 2002 (previously filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.18	Authorization Letter #1 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.19	Authorization Letter #2 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.20	Master Secondary Storage Services Agreement, between the Company and Electronic Data Systems Corporation, dated March 29, 2002 (previously filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.21[1]	Offer Letter, dated June 25, 2002, between the Company and Mark Roellig (previously filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2002, filed on August 12, 2002, and incorporated herein by reference)

10.22[1]	Form of Indemnification Agreement, dated as of November 22, 2002, between the Company and each director (previously filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein

10.23[1]	Offer Letter, dated November 12, 2002, between the Company and Pierre Cousin (previously filed as Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.24[1]	Agreement, dated December 1, 2002, between the Company and Pierre Cousin (previously filed as Exhibit 10.34 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.25[1]	Amended and Restated CEO Employment Agreement, dated March 27, 2003, between the Company and Patrick J. Martin (previously filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003, filed on May 9, 2003, and incorporated herein by reference)

10.26[1]	Form of Executive Agreement, dated as of February 12, 2003, between the Company and each executive officer (previously filed as Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003, filed on May 9, 2003, and incorporated herein by reference)

10.27	Letter, dated July 24, 2003, from the Company to Bank of America, N.A. (previously filed as Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2003, filed on August 8, 2003, and incorporated herein by reference)

10.28[1]	Offer Letter, dated December 12, 2003, between the Company and Mark Ward (previously filed as Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2004, filed on May 5, 2004, and incorporated herein by reference)

10.29[1]	Offer Letter, dated March 1, 2004, between the Company and Eula Adams (previously filed as Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2004, filed on May 5, 2004, and incorporated herein by reference)

10.30[2]	Credit Agreement, dated as of October 15, 2004, among the Company, the several financial institutions thereto, Bank of America, N.A., as L/C Issuer and Administrative Agent for the Banks, and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager

10.31[2]	Guaranty, dated as of October 15, 2004, by StorageTek Holding Corporation, in favor of the Banks party to a certain Credit Agreement and Bank of America, N.A., as Administrative Agent and L/C Issuer

31.1[2]	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2[2]	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1[2]	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2[2]	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

1     Contract or compensatory plan or arrangement in which directors and/or officers participate
2     Indicates exhibit filed with this Quarterly Report on Form 10-Q

(b)    Reports on Form 8-K.

Current report on Form 8-K, filed on July 21, 2004, relating to an Item 9, Regulation FD Disclosure, regarding the announcement of our results of operations for the fiscal quarter ended June 25, 2004, including a copy of the script of the prepared remarks of the Chief Executive Officer and Chief Financial Officer from a conference call regarding such results of operations.

Current report on Form 8-K, filed on July 8, 2004, relating to an Item 9, Regulation FD Disclosure, regarding the announcement of our preliminary results of operations for the second quarter ended June 25, 2004, and an Item 9, Regulation FD Disclosure, regarding the announcement of an increased stock repurchase program.

Current report on Form 8-K, filed on June 30, 2004, relating to an Item 9, Regulation FD Disclosure, regarding the announcement that a jury awarded approximately $11.9 million against it in a lawsuit in Superior Court of California by an individual former employee regarding an employment matter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 29, 2004 —————————————— (Date) October 29, 2004 —————————————— (Date)	STORAGE TECHNOLOGY CORPORATION
(Registrant)

/s/ ROBERT S. KOCOL
——————————————
Robert S. Kocol
Corporate Vice President
and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS G. ARNOLD
——————————————
Thomas G. Arnold
Vice President and Corporate Controller
(Principal Accounting Officer)