Form 10-K
period 2004-12-31
STORAGE TECHNOLOGY CORP
filed 2005-03-16
CIK 94673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Registrant’s telephone number, including area code 303-673-5151
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.10 par value per share	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No
The aggregate market value of voting stock held by non-affiliates of the registrant was $2,729,968,651 based on the last reported sale price of the common stock of the registrant on the New York Stock Exchange’s consolidated transactions reporting system on June 25, 2004, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding common stock of the registrant and common stock held by Section 16 officers and directors of the registrant have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the rules and regulations promulgated under the Securities Act of 1933. This determination is not necessarily conclusive for other purposes.
As of March 4, 2005, there were 108,978,831 shares of common stock of the registrant outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant intends to file a definitive proxy statement pursuant to Regulation 14A under the Securities Exchange Act of 1934 within 120 days of its fiscal year ended December 31, 2004. Portions of the registrant’s definitive proxy statement for its annual meeting of stockholders to be held April 27, 2005, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS
FORWARD-LOOKING STATEMENTS
All assumptions, anticipations, expectations, and forecasts contained in the following discussion regarding our business, future products, business plans, financial results, performance, and future events are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially because of a number of risks and uncertainties. Some of these risks are detailed in Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— FACTORS THAT MAY AFFECT FUTURE RESULTS,” and elsewhere in this Form 10-K. Forward-looking statements can typically be identified by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable words. Forward-looking statements also include the assumptions underlying or relating to any such statements. The forward-looking statements contained in this Form 10-K represent a good-faith assessment of our future performance for which management believes there is a reasonable basis. We disclaim any obligation to update the forward-looking statements contained herein, whether as a result of new information, future events, or otherwise, except as may be otherwise required by law.
GENERAL
Storage Technology Corporation (StorageTek, we, our, or us) was incorporated in Delaware in 1969. Our principal executive offices are located at One StorageTek Drive, Louisville, Colorado 80028, telephone 303-673-5151.
Data storage has been our principal business for 35 years. Through our Information Lifecycle Management (ILM) strategy, we enable businesses to align the cost of storage with the value of information. Our innovative storage solutions manage the complexity and growth of information, lower costs, improve efficiency, and protect investments.
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
We maintain a presence in many major cities of the world. We operate sales and service offices throughout the United States and Canada, as well as throughout various international regions, including Europe, Asia-Pacific, and Latin America. U.S. operations accounted for approximately 45% of our total revenue in 2004, and international operations accounted for approximately 55%.
OUR STRATEGY
Our strategy is to design, develop, and deliver easy-to-use, industry-leading, innovative storage solutions that help customers manage and protect business critical information throughout its lifecycle, from creation to archival and deletion. We call this approach ILM. Our unique offerings help customers implement a cost-efficient platform for scalable data archive, reliable data protection, and simplified storage management.
Our storage solutions include a combination of software, services, and a variety of storage formats: primary disk, ATA disk, access tape, and capacity tape. Each storage format offers a different price/performance point, and our solutions optimize these formats to help customers align the value of their information with the cost of storing it.

Today, the vast majority of the world’s information ends up residing permanently on tape. As the leader in tape automation storage, we intend to leverage our leadership position by focusing on three strategic opportunities in the broader storage marketplace:

•	Data Archive. Enable a flexible archival architecture by offering long-term storage, search, and retrieval capabilities for large amounts of information across the appropriate combination of disk and tape storage.

•	Data Protection. Make backup and recovery simple, predictable, and reliable by offering advanced data protection solutions such as virtual tape and continuous data protection to meet the most stringent backup windows and recovery requirements.

•	Storage Management. Drive primary storage productivity by helping customers relocate infrequently used copies of data from expensive storage formats to lower cost disk and tape, and by making these copies transparently available to their business applications.
BUSINESS SEGMENTS
We are organized into two reportable business segments: storage products and storage services. Information concerning revenue and gross profit for each of our business segments is found in Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” and in Item 8, “FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA,” of this Form 10-K, which information is incorporated by reference into this Item 1. All of our assets are retained and analyzed at the corporate level and are not allocated to the individual segments.
STORAGE PRODUCTS
Within storage products, we offer tape, disk, and network products. These product offerings include software designed to maximize storage management capabilities.
Tape Products
Our tape products historically have generated a significant portion of our product revenue. During 2004, tape products represented approximately 77% of our product revenue. These products are engineered to provide a reliable, affordable means to store large volumes of data and consist principally of the following:

•	Automated tape libraries. The StreamLinetm modular library systems provide the ability to consolidate data storage from supercomputers, mainframes, UNIX, Linux, and NT servers into one easy-to-manage library. The SL8500 modular library system meets enterprise requirements for backup and archiving in open-systems and mainframe environments. Its fast robotics can handle unpredictable peak workloads, and it provides the ability to add slots and drives to increase capacity and throughput without interrupting operations. The library is also very efficient in its use of floor space. The modular, flexible SL500 library scales from 30 Linear Tape Open (LTO) cartridge slots up to 577 LTO slots. The expandable drive capacity and use of LTO and SDLT technology are also ideal for critical server applications with fast data growth rates such as e-mail servers, database applications, and enterprise file servers.
Our L-Series automated tape libraries range from the L20, with up to 2 tape drives and 20 tape cartridge slots, to the L5500, with up to 80 tape drives and more than 120,000 tape cartridge slots. L-Series libraries are used in open-systems environments and support a wide variety of tape drives. These libraries provide significant flexibility to the customer because they can be easily installed, scaled, and upgraded.

•	Tape drives. The T9840 series tape drives are designed to optimize access speed and are ideal for transaction-intensive applications. The T9940 series tape drives are designed to optimize capacity and are ideal for archiving, record retention, and disaster recovery applications. The T9840 series and T9940 series tape drives are used in both the mainframe and open-systems environments and can be attached by a variety of communication protocols, including SCSI, ESCON, FICON, and native Fibre Channel. We also sell mainframe and open-systems tape media as well as third-party tape drives.

•	Virtual tape solutions. The Virtual Storage Managertm (VSM) system is a virtual tape product that provides customers with an intelligent software-driven data storage management solution. It is designed to maximize tape utilization, free up floor space, and optimize batch processing. VSM uses a disk buffer and virtual tape technology to optimize access time, throughput, and physical media and transport use, which results in significant time, money, and resource savings for the customer. It is currently available for the mainframe environment.
Disk Products
Our disk products are designed to maximize disk capacity utilization, provide fast access to business critical information, scale to customer storage requirements, and support storage area network (SAN) implementations. Our principal disk products include the following:

•	FlexLine 200 and 300 Series. The FlexLinetm 200 and 300 Series storage systems deliver reliable performance for mission-critical applications, including large SANs, cluster, and storage consolidation initiatives as well as direct attach environments. These storage systems include robust features that combine scalability and solid performance to meet the requirements of online applications in a cost-efficient manner. Customers can therefore mix different drive types in the same system while increasing their disaster recovery/ business continuity capabilities through asynchronous, remote disk-to-disk mirroring.

•	FlexLine V-Series. The V2X Shared Virtual Arraytm (SVAtm) subsystem is a virtual disk storage subsystem designed for both the mainframe and open-systems environments. The V2X utilizes a virtual architecture that permits customers to use 100% of their disk storage capacity, saving both time and money. The V2X facilitates rapid data restoration and maximizes application and system availability. Our Virtual Power Suitetm software, which is offered in conjunction with our SVA products, is designed to provide virtual duplication and significantly reduce central processing unit and channel utilization costs associated with data movement.
Network Products
Our storage network products provide a total integrated SAN solution to our customers by enabling cross-media, cross-platform, and cross-vendor accessibility. We resell leading world-class products, including Fibre Channel switches, directors, and multi-protocol storage routers for SAN solutions. We integrate these products for our customers to allow them to leverage all of their digital assets.
STORAGE SERVICES
We provide a broad portfolio of storage services to help our customers maintain, support, and manage their storage infrastructures while reducing their total cost of ownership. Our storage services offerings include the following:

•	Enterprise maintenance and support services. We provide global maintenance and support services for storage products and integrated-system solutions through a combination of service engineers, remote diagnostic tools, online and telephone assistance, and local third-party service providers. We have strategically located our distribution centers throughout our markets to provide spare parts on an expedited basis. We offer different levels of service to meet customer requirements, including on-site service, same-day or next-day service, and parts exchange.

•	Professional services. We provide global professional services that are designed to help customers solve their storage management and integration issues in a cost-effective manner. Our principal professional services offerings include the following:

—	Data center operations
—	Storage utility
—	Business assessments
—	Storage optimization
—	Data migration
—	Continuity and recovery
—	Product implementation
—	Product testing and packaging

BACKLOG
We generally manufacture our products based on our forecasts of near-term demand. We typically receive a significant volume of our orders late in each quarter, and customers may reschedule or cancel unfilled orders. For these reasons, we believe that backlog levels are not a meaningful indicator of future sales.
MARKETING AND DISTRIBUTION
We market our products and services on a global basis to end-user customers through our direct sales organization and through indirect channel partners. Our worldwide direct sales organization includes sales representatives, service engineers, system engineers, system integrators, and administrative support staff. Sales made by our direct sales force accounted for approximately 54% of our product revenue in 2004, 53% in 2003, and 55% in 2002.
Our indirect channel partners, including OEMs, VADs, and VARs, expand our reach into new markets and provide access to new customers. We generally receive lower gross profit margins on indirect channel sales, as compared to sales generated by our direct sales organization. Indirect channel sales accounted for approximately 46% of our product revenue in 2004, 47% in 2003, and 45% in 2002.
Our revenue recognition accounting policies for indirect channel sales differ from those used for direct sales. See Note 1 of “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS” in Item 8 of this Form 10-K for a discussion of our revenue recognition policies. We are subject to various risks associated with our indirect channel partners, as detailed in Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— FACTORS THAT MAY AFFECT FUTURE RESULTS— We may be materially affected by our ability to grow our indirect channels successfully,” which information is incorporated by reference into this Item 1.
International revenue accounted for approximately 55% of total revenue in 2004, 53% in 2003, and 49% in 2002. In each of these three fiscal years, over two-thirds of our international revenue was derived from Europe. We are subject to various risks associated with conducting business outside the U.S. See Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— FACTORS THAT MAY AFFECT FUTURE RESULTS— We may be materially affected by the risks of conducting business outside the United States,” which information is incorporated by reference into this Item 1, for a discussion of risks associated with international operations.
MANUFACTURING AND MATERIALS
Our primary manufacturing and assembly facilities are located in Puerto Rico. We also perform limited manufacturing and assembly in Colorado and France. All of our manufacturing and assembly facilities are currently in compliance with ISO 9001:2000.
We purchase subassemblies, parts, and components for our products from both U.S. and international vendors. These purchases make up a substantial portion of our production costs. In-house manufacturing, assembly, and testing make up the remaining balance of our production costs.
Certain parts and components included in our products are obtained from a sole source supplier or a limited group of suppliers. For a discussion of risks associated with sole source suppliers, see Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— FACTORS THAT MAY AFFECT FUTURE RESULTS— We may be materially affected by the risks associated with sole source suppliers,” which information is incorporated by reference into this Item 1.
We have long-term supply contracts with certain suppliers, and we obtain other parts and components through purchase orders. Our suppliers are generally not obligated to supply products for an extended period or at specific quantities or prices. Our dependence on suppliers involves a number of risks, including the possibility of a shortage of key parts or components, longer lead times, and reduced control over production and delivery schedules. See Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— FACTORS THAT MAY AFFECT FUTURE RESULTS— We may be materially affected by a failure to obtain quality parts and components in a timely manner or by a failure to effectively manage inventory levels,” which information is incorporated by reference into this Item 1.
We use proprietary design and manufacturing technologies to perform certain critical manufacturing steps for the read/write heads used in our T9840 and T9940 series tape drives. The sophisticated nature of the exacting manufacturing process requires a clean room environment. Even within a clean room environment, problems such as chemical contamination, power surges, optical misalignments, and temperature variations— in any one of the many processes used in manufacturing— could halt production for an indeterminate period of time.
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
Competition for data storage products and services is characterized based on the class of products or services, as described below:

•	Tape products. We are a leading provider of automated tape libraries, tape drives, and virtual tape solutions. Our main competitors in these markets include Advanced Digital Information Corporation, Hewlett-Packard, IBM, and Quantum.

•	Disk products. Our disk product offerings compete in the mainframe and open-systems disk markets. EMC, Hitachi, and IBM hold dominant positions in the mainframe disk market. These competitors also have much larger research and development programs, as well as substantially greater financial, technical, and marketing resources, than we do. Competition is much more diverse in the open-systems disk market, which is characterized by low barriers to entry.

•	Network products. We offer third-party network products in conjunction with storage integration offerings for our customers. The market for network products is highly competitive and characterized by low barriers to entry and rapidly changing standards for protocols and interconnects.

•	Storage services. We compete with a wide range of service providers who vary in terms of size and service offerings, no one of which is dominant in the storage services industry.
See Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— FACTORS THAT MAY AFFECT FUTURE RESULTS— We may be materially affected by competition and by our ability to execute our ILM strategy,” which information is incorporated by reference into this Item 1, for a discussion of risk factors related to competition and ILM.
RESEARCH AND DEVELOPMENT
We incurred research and development costs of approximately $197 million in 2004, $204 million in 2003, and $215 million in 2002. Our research and development activities focus primarily on tape products, disk products, and virtual storage. We conduct research and development activities primarily internally, but we also enter into strategic partnerships and outsourcing arrangements for certain research and development activities.
We anticipate that we will continue to incur significant research and development costs in order to maintain and improve our competitive position. We cannot provide any assurance that we will successfully develop future products in a timely or cost-efficient manner. For further discussion of risk factors concerning research and development, see Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— FACTORS THAT MAY AFFECT FUTURE RESULTS— We may be materially affected by risks associated with new product development,” which information is incorporated by reference into this Item 1.

INTELLECTUAL PROPERTY AND LICENSES
We protect our proprietary rights through a combination of patents, copyrights, trademarks, and enforcement of trade secret laws. We enter into confidentiality agreements relating to our intellectual property with our employees and consultants, and we include confidentiality provisions in license and non-exclusive sales agreements with our customers. Our policy is to apply for patents or other appropriate proprietary or statutory protection in both the United States and selected foreign countries.
We presently hold approximately 615 U.S. patents, 73 of which were issued in 2004. We have numerous patent applications pending in the United States, including several that have been allowed and that we expect to be formally issued. Each patent generally has a 20-year term from the first effective filing date. We believe that the duration and effect of our patents is adequate relative to the expected lives of our products. We hold foreign counterparts to certain of our U.S. patents, and we have applications pending in foreign countries. In addition, we have licenses to use patents held by others. No individual patent, license, or other item of proprietary information is material to our business.
For discussion of risk factors concerning intellectual property, see Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— FACTORS THAT MAY AFFECT FUTURE RESULTS— We may be materially affected by the risks associated with developing and protecting intellectual property,” which information is incorporated by reference into this Item 1.
ENVIRONMENTAL COMPLIANCE
We are subject to federal, state, local, and international environmental laws and regulations. Compliance with these laws and regulations has not had a material effect on our capital expenditures, earnings, or competitive position.
The European Union has finalized the Waste Electrical and Electronic Equipment (WEEE) directive, which regulates the collection, recovery, and recycling of waste from electrical and electronic products, and the Restrictions on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which bans the use of certain hazardous materials including lead, mercury, cadmium, hexavalent chromium, and two brominated flame-retardants (PBB and PBDE). Under WEEE, we will be responsible for financing operations for the collection, treatment, disposal, and recycling of past and future covered products. Since the Member States of the EU have not finalized the specific legal requirements relating to these directives, we are presently unable to reasonably estimate the amount of any costs that may be necessary in order to comply with WEEE. We cannot provide any assurance that compliance with WEEE and RoHS will not have a material adverse effect on our financial condition or results of operations.
EMPLOYEES
As of December 31, 2004, we had approximately 7,100 full-time employees.
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
In addition, our website includes items related to corporate governance matters such as our Corporate Governance Guidelines, charters of various committees of the Board of Directors, our Code of Business Ethics and Conduct applicable to all directors and employees, as well as our Finance Code of Ethics which is applicable to our CEO, CFO, Corporate Controller, and all of our worldwide finance employees. Copies of these documents are available free of charge on our website. Any stockholder may also obtain copies of these documents, free of charge, by sending a written request to the following address:

Corporate Secretary
StorageTek
One StorageTek Drive
Louisville, CO 80028-4309

OTHER MATTERS
Our business, particularly the storage products segment, has experienced seasonality in the past. The fourth quarter has historically generated the most revenue, while the first quarter has generated the least revenue. See Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— FACTORS THAT MAY AFFECT FUTURE RESULTS— We may be materially affected by uneven sales patterns and by our ability to forecast customer demand accurately,” which information is incorporated by reference into this Item 1, for a discussion of risk factors related to seasonality.
No single customer accounted for 10% or more of our total revenue in 2004. No material portion of our business is subject to contract termination at the election of the U.S. government.
Reference is made to the following “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS” set forth in Item 8 of this Form 10-K for certain additional information, which information is incorporated by reference into this Item 1:
      Note 4            Description of our derivative instruments.
      Note 7            Description of our credit facilities, debt, and lease obligations.
      Note 11          Information on the operations of business segments and geographic areas.
Reference is also made to Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” of this Form 10-K for information regarding liquidity, capital resources, and factors that may affect future results, which information is incorporated by reference into this Item 1.

ITEM 2.	PROPERTIES
Our headquarters are located in Louisville, Colorado. As of December 31, 2004, we owned or leased a total of approximately 3,276,700 square feet of space worldwide. At the present time, we believe that our existing properties are suitable and adequate to meet our business needs.
The following is a summary of the locations, functions, approximate square footage, and estimated utilization of those properties:

		Square Footage

Location	Function	Owned	Leased	Utilization

United States
Boulder County, CO	Executive and administrative offices, as well as manufacturing, research and development, spare parts, and finished goods facilities	1,652,800	87,800	81%
Minneapolis, MN	Research and product development facilities and administrative offices	—	46,500	100%
Norcross, GA	Shared service center	—	35,600	100%
Other U.S. locations	Sales, customer service, and logistics facilities	—	472,000	86%
Puerto Rico	Manufacturing and assembly facilities	83,100	91,200	97%

International
Toulouse, France	Engineering, consulting integration, and marketing facilities	—	173,000	74%
Europe	Sales and customer service facilities	—	392,500	94%
Canada	Sales and customer service facilities	—	88,800	100%
Asia-Pacific	Sales and customer service facilities	—	134,600	100%
Latin America	Sales and customer service facilities	—	18,800	100%

ITEM 3.	LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 6 of “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,” included in Item 8 of this Form 10-K, which information is incorporated by reference into this Item 3.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange under the symbol STK. The table below reflects the high and low closing sales prices of our common stock on the New York Stock Exchange composite tape as reported by The Wall Street Journal during each fiscal quarter of 2004 and 2003. On March 4, 2005, there were 9,374 record holders of our common stock.

	High	Low
2004
First Quarter	$30.41	$25.40
Second Quarter	28.62	25.79
Third Quarter	29.00	23.14
Fourth Quarter	31.62	23.82

	High	Low
2003
First Quarter	$25.43	$20.00
Second Quarter	27.00	20.22
Third Quarter	27.90	24.30
Fourth Quarter	26.71	22.35
We have never paid cash dividends on our common stock. We currently plan to continue to retain future earnings for use in our business. Our revolving credit facility agreement limits the payment of cash dividends.
EQUITY COMPENSATION PLAN INFORMATION
The following table and footnotes provide information as of December 31, 2004, for shares of our common stock that may be issued under our existing equity compensation plans.

	(a)		(b)		(c)

Number of Securities
Remaining Available
	Number of Securities		Weighted-Average		for Future Issuance
	to Be Issued		Exercise Price of		Under Equity
	upon Exercise		Outstanding		Compensation Plans
	of Outstanding		Options,		(Excluding Securities
	Options, Warrants,		Warrants, and		Reflected in
Plan Category	and Rights		Rights		Column (a))

Equity compensation plans approved by security holders	10,143,534	(1)	22.98	(2)	12,463,766	(3)
Equity compensation plans not approved by security holders(4)	—		—	(5)	87,311

(1)	There were no outstanding purchase rights under the Storage Technology Corporation 1987 Employee Stock Purchase Plan (ESPP). Excludes purchase rights accruing under the ESPP. Includes 17,313 common stock equivalents payable in common stock over the next four years that were issued to employees with no exercise price or other consideration, and 32,994 common stock equivalents issued to non-employee directors in lieu of cash compensation.
(2)	Calculation of the weighted-average exercise price does not include the 50,307 common stock equivalents described in footnote 1 above.
(3)	Includes 3,525,317 shares of common stock available for future issuance under the ESPP.
(4)	Consists solely of shares available for future issuance under the Storage Technology Corporation Deferred Compensation Plan.
(5)	There were no outstanding rights under this plan at fiscal year-end.

Deferred Compensation Plan
The Storage Technology Corporation Deferred Compensation Plan (“Deferred Plan”) allows certain outside directors and highly compensated employees to defer receipt of a portion of their cash compensation. In 2001, the Compensation Committee allowed a select group of participants a one-time irrevocable election to have all or a portion of their Deferred Plan accounts treated as if they were invested in our common stock, and set aside a maximum of 100,000 shares for this purpose. Only 12,689 shares of common stock have been issued under the Deferred Plan, and all of these shares were paid out to participants by the end of 2004. Currently participants are not allowed to elect to receive common stock in the Deferred Plan.
REPURCHASES OF EQUITY SECURITIES
The following table summarizes our purchases of our equity securities during the fourth quarter of 2004:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased(1)	per Share	Plans or Programs	Plans or Programs(2)

09/25/04 - 10/29/04	1,248,800	$25.23	1,248,800	$373,340,599
10/30/04 - 11/26/04	276,150	27.12	276,150	365,851,970
11/27/04 - 12/31/04	—	—	—	365,851,970

Total	1,524,950	$25.57	1,524,950

(1)	Excludes shares withheld to satisfy minimum tax withholding requirements associated with restricted stock lapses.
(2)	On July 8, 2004, our Board of Directors authorized a stock repurchase program to acquire up to $500 million of common stock. Purchases under this repurchase program may be made from time-to-time, in the open market, through block trades or otherwise, and in privately negotiated transactions. There is no fixed termination date for this repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA
FIVE-YEAR COMPARISON OF SELECTED FINANCIAL DATA
The fiscal year 2004, 2003, and 2002 statements of operations data has been derived from the consolidated financial statements and notes appearing elsewhere in this Form 10-K. The fiscal year 2001 and 2000 statements of operations data have been derived from our historical financial statements for such periods. The fiscal year 2004 and 2003 balance sheet data has been derived from the consolidated financial statements and notes appearing elsewhere in this Form 10-K. The fiscal year 2002, 2001, and 2000 balance sheet data has been derived from our historical financial statements for such periods. The following table (in thousands, except per share amounts) should be read in conjunction with the consolidated financial statements and associated notes found in Item 8 of this Form 10-K.

	Fiscal Year Ended December

	2004	2003	2002	2001	2000

STATEMENT OF OPERATIONS DATA
Revenue	$2,224,000	$2,182,560	$2,039,615	$2,045,322	$2,060,204
Operating profit	221,927	193,112	138,156	98,452	4,017
Net income (loss)	191,023	148,912	110,031	67,207	(1,782)
Earnings (loss) per common share:
Basic	$1.75	$1.38	$1.05	$0.65	$(0.02)
Diluted	1.72	1.35	1.02	0.64	(0.02)
BALANCE SHEET DATA
Working capital	$997,458	$872,512	$656,223	$539,986	$470,602
Total assets	2,407,841	2,305,246	1,976,140	1,758,883	1,653,558
Total debt	12,557	12,240	11,134	83,736	96,574
Total stockholders’ equity	1,441,808	1,361,438	1,157,763	1,034,820	938,635
In 2000, we had restructuring and other related charges of approximately $27.3 million, net of tax.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS      OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and associated notes found in Item 8 of this Form 10-K.
2004 FINANCIAL OVERVIEW

Financial Results
Total revenue of $2.2 billion was up 2% compared to 2003. Revenue decreased 3% as adjusted to reflect constant foreign currencies. We had an 8% increase in storage services revenue in 2004 due to a 7% increase in maintenance and support services revenue and the continued increases in revenue contribution from our professional service offerings. This increase was offset by a 2% decrease in storage products revenue. Our EAME (Europe, Africa, Middle East) and Latin America geographies drove our revenue growth in 2004, while North America and Asia-Pacific had slight decreases in revenue compared to 2003. We had a solid improvement in storage products gross profit margin due primarily to favorable product and channel mix.
The fourth quarter of 2004 represented the eighteenth straight quarter we have increased our earnings on a year-over-year basis. In 2004, we increased earnings by 28% compared to 2003 due primarily to:

•	Improved gross profits
•	Our focus on productivity improvements
•	Strong cost controls
•	Favorable currency impacts
•	Favorable impacts to our effective tax rate
Financial Position and Liquidity
We continued to strengthen our balance sheet and cash flows during 2004. Total cash and investments increased $123.1 million to $1.2 billion as of December 31, 2004, a 12% increase from December 26, 2003. Our cash flow from operations was $384.5 million, which funded $195.4 million of share repurchases during 2004. Days sales outstanding for the full year 2004 was 85 days, which is a 5-day improvement compared to 2003. Our year-end accounts receivable balance decreased 4% in 2004, compared to 2003, due primarily to a 22% reduction in our past due receivable balances and improvements in our cash conversion cycle. Our year-end inventory levels were $123.5 million as of December 31, 2004, a 12% increase from December 26, 2003. This increase is due primarily to manufacturing ramps during the fourth quarter of 2004 for several new product launches. Our operations continue to be self-funded and our debt-to-capitalization ratio remains constant at 1%.
FINANCIAL OUTLOOK
As we head into 2005, our primary challenge is to grow revenue. We believe that we can achieve profitable revenue growth through the successful execution of our Information Lifecycle Management (ILM) strategy.
In 2004, we enhanced our product and solution portfolio, direct channels, sales coverage, and productivity. We believe that our strong balance sheet and cash flows will continue to be a competitive advantage for us in 2005. Based on these strengths, as well as the key product launches we have planned for 2005, we believe that we are firmly positioned to take advantage of the opportunities created by the ever increasing storage demands placed on our customers.
We believe the following industry and economic factors will impact our business in 2005:

•	Changes in the levels of IT spending, and in particular, storage spending
•	Shifts in customer demand to a storage solutions and services environment, with less emphasis on storage products
•	Global economic conditions
We believe that success with our new product offerings will help drive revenue growth during 2005. However, we expect revenue growth to be offset by a decrease in favorable currency impacts to revenue as compared to 2004. With many of our new product offerings aimed at the small and medium library markets, the success of these products will be largely dependent on our indirect channel sales. We expect that a higher indirect channel sales mix will result in a decrease in our product gross profit margin. We expect professional services to become a larger percentage of total service revenues in 2005, and these services typically do not carry the same level of gross profit margin as product support services. Accordingly, our total storage services gross profit margin may be negatively impacted by further success in growing our professional services revenue.
In 2005, we plan to keep research and development expenditures in the low $50.0 million range on a quarterly basis. To the extent that we are successful in effectively increasing our sales coverage models, we plan on making additional investments in our sales and marketing efforts. Overall, we expect that selling, general, and administrative expense (SG&A) as a percentage of total revenue will be slightly below the 2004 ratio of 29%. Additionally, we expect an increase in our effective tax rate in 2005 as we do not believe that favorable impacts to our 2004 effective tax rate will be sustainable. We expect the seasonality of our business to be consistent with prior years, with the lowest amount of revenue and earnings in the first quarter and the highest amount in the fourth quarter. For a discussion of some of the risks and uncertainties that impact our business, see Item 7, “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS— FACTORS THAT MAY AFFECT FUTURE RESULTS.”
SELECTED CONSOLIDATED STATEMENTS OF OPERATIONS DATA
The following table presents Consolidated Statements of Operations data stated as a percentage of total revenue, except for segment gross profit, which is stated as a percentage of the applicable segment revenue. The table also presents the percentage change based on the dollar amounts of each of the items.

				Percentage
	Fiscal Year Ended			Increase (Decrease)
	December			Based on Dollar Amounts

	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Revenue:
Storage products	58.8%	61.2%	62.6%	(2.2)%	4.7%
Storage services	41.2	38.8	37.4	8.3	10.8

Total revenue	100.0%	100.0%	100.0%	1.9%	7.0%

Gross profit:
Storage products	50.0%	47.6%	45.1%	2.8%	10.5%
Storage services	43.6	42.6	44.4	10.9	6.3

Total gross profit	47.4	45.6	44.8	5.8	8.9
Operating expenses:
Research and development costs	8.8	9.4	10.5	(3.7)	(5.0)
Selling, general, and administrative expenses	28.6	27.4	27.5	6.1	6.6

Operating profit	10.0	8.8	6.8	14.9	39.8
Interest income	0.8	0.5	0.5	54.2	2.9
Interest expense	(0.1)	(0.1)	(0.1)	(27.3)	(15.8)

Income before income taxes	10.7	9.2	7.2	17.3	38.0
Provision for income taxes	2.1	2.4	1.8	(13.4)	46.0

Net income	8.6%	6.8%	5.4%	28.3%	35.3%

The following table presents supplemental data for storage products revenue stated as a percentage of total storage products revenue, and the percentage change based on the dollar amounts of each of the items.

				Percentage
	Fiscal Year Ended			Increase (Decrease)
	December			Based on Dollar Amounts

	2004	2003	2002	2004 vs. 2003	2003 vs. 2002

Supplemental data— storage products revenue
Tape products	77.5%	77.2%	77.6%	(1.8)%	4.2%
Disk products	13.9	12.8	11.4	6.9	17.0
Network products	5.8	6.7	6.9	(15.6)	1.2
Other	2.8%	3.3%	4.1%	(17.7)	(14.9)

Total storage products revenue	100.0%	100.0%	100.0%	(2.2)%	4.7%

RESULTS OF OPERATIONS

Storage Products— Revenue and Gross Profit Margin
Our storage products revenue consists of sales of tape products, disk products, and network products, including related software, for the mainframe and open-systems markets. The open-systems market consists of products designed to operate in the UNIX, NT, and other non-MVS operating environments.
Storage products revenue decreased 2% in 2004, compared to 2003, primarily due to a decrease in tape and network product sales. We had a 2% decrease in tape product sales due to a decrease in our L-Series automated tape library revenue. We believe that our customers delayed their purchases in anticipation of the release of our SL500 library in the fourth quarter of 2004. This decrease was offset by growth in both our T9840 and T9940 series tape drive and third-party tape drive revenue, sales of our new SL8500 library, and continued strength in our Virtual Storage Manager (VSM) system revenue. Our total disk revenue increased primarily due to significant growth in our FlexLine Series storage solutions revenue. We had a decrease in network product sales due primarily to the competitive environment. We had a solid improvement in storage products gross profit margin due primarily to favorable product and channel mix. Product mix, channel mix, and operational efficiencies are the key factors that affect our storage products gross profit margin.
Storage products revenue increased 5% in 2003, compared to 2002, primarily due to increases in tape and disk product sales. We had a 4% increase in tape product sales that was driven by strength in our VSM system revenue, which increased 20% from 2002. We also had a 10% increase in both our high-end and mid-range tape drive revenue. Disk product revenue increased 17% in 2003, propelled by a 37% increase in open-systems disk product revenue. We expanded our open-systems disk product portfolio in 2003, including our FlexLine Series offerings. The increase in open-systems disk revenue was partially offset by an 8% decrease in enterprise disk products. Storage products gross profit margin increased primarily due to a shift in product mix toward our higher margin products, led by the strength of our VSM sales. Revenue growth and margin increases benefited in 2003 from a particularly strong fourth quarter for VSM.

Storage Services— Revenue and Gross Profit Margin
Our storage services revenue consists primarily of revenue associated with the maintenance and support of our storage products and third-party storage products, as well as professional services revenue associated with diverse storage consulting activities.
Storage services revenue increased 8% in 2004 and 11% in 2003, primarily due to increases in maintenance and support services revenue. We also had strong revenue growth from professional service offerings in both 2004 and 2003. Professional services revenue accounted for 13% of total storage services revenue in 2004, compared to 11% in 2003 and 9% for 2002. The increase in professional services revenue in 2004 was primarily due to our focus on delivering total ILM solutions, as well as success in expanding our reach into new markets. In 2003, new professional service offerings contributed to the majority of the growth.

Storage services gross profit margin increased slightly in 2004, compared to 2003, with improvements in both our maintenance and professional services gross profit margin. Storage services gross profit margin decreased in 2003, compared to 2002, primarily due to additional investments in resources within the services arena that we made in 2003 in order to expand our reach into new markets. The decrease in service margin was also due to increased revenue contributions from professional services, which typically carry lower margins than our traditional maintenance offerings. If professional services continue to become a greater portion of our service revenue, we expect that the resulting change in our services mix would adversely impact our storage services gross profit margin.

Research and Development
Research and development expenses decreased 4% in 2004, compared to 2003, consistent with the trend we have experienced since 2001. These decreases have been achieved primarily through the implementation of engineering initiatives designed to improve research and development productivity, increase strategic alignment, and reduce non-essential spending. We do not expect this trend to continue in 2005 based on our plans to keep research and development expenditures in the low $50.0 million range each quarter. We currently have several research and development projects in progress that are associated with planned product launches. We expect that these projects will have a material impact on future revenue and cash flows. However, no single research or development project is expected to be individually material to our financial condition or results of operations in terms of the estimated future cost to complete the project.

Selling, General, and Administrative Expense
SG&A increased 6% in 2004, compared to 2003, primarily due to increased selling expenses associated with the launch of several key products, unfavorable impacts of foreign currency movements on the operating expenses of our international operations, and an increase in compliance costs attributed to the Sarbanes-Oxley Act. SG&A as a percentage of total revenue increased slightly in 2004 compared to 2003 and 2002. SG&A increased 7% in 2003, compared to 2002, primarily due to increased commission and bonus expenses as a result of our improved financial performance. SG&A also increased in 2003 as a result of investments in sales coverage and marketing initiatives designed to promote our ILM strategy.

Interest Income and Expense
Net interest income increased by over 50% in 2004 compared to 2003 and 2002, primarily due to our growing cash and investments balance and an increase in interest rates during 2004. Net interest income was largely unchanged in 2003 compared to 2002, primarily due to decreasing interest rates which resulted in lower returns on our increasing cash and investment balance. See “LIQUIDITY AND CAPITAL RESOURCES” for further discussion of our debt and financing arrangements.

Income Taxes
Our effective tax rate was 19.4% in 2004 compared to 29.0% in 2003 and 32.0% in 2002. Our effective tax rate for these years varied from the United States federal statutory tax rate of 35% primarily due to benefits relating to our manufacturing strategy in Puerto Rico. The income tax rates for 2004 and 2003 were favorably impacted by the expiration of the statutes of limitations for assessing additional taxes pertaining to the United States and Puerto Rico. As a result of these statutes expiring during each respective year, tax expense was reduced by $32.0 million during 2004 and $18.2 million during 2003. The benefit relating to 2003 was partially offset by changes in our estimates of tax contingencies that occurred during the year as a result of tax rulings, settlements, and other factors which increased tax expense by $12.7 million. The income tax expense for 2002 was reduced by $10.5 million as a result of a favorable resolution of prior years’ tax audits.
We have approximately $220.8 million of deferred tax assets as of December 31, 2004, which are recorded in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Our valuation allowance of approximately $23.2 million relates principally to foreign net operating loss carryforwards.
The American Jobs Creation Act of 2004 (the AJCA) enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the repatriated foreign earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the AJCA must be satisfied as well. For us, the one-year period during which the qualifying distributions can be made is fiscal 2005.
We are in the process of evaluating whether or not to repatriate foreign earnings pursuant to the repatriation provision of the AJCA. As of today, uncertainty remains as to how to interpret many of those provisions. As such, we do not expect to be able to complete our evaluation until after Congress or the Treasury Department has provided additional clarifying language on key elements of those provisions. We expect to complete the evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of reasonably possible amounts of unremitted earnings that we are currently considering for repatriation pursuant to the AJCA is from $0 to $500 million. The related potential range of income tax expense which would result from repatriation is currently estimated to be between $0 and $2.6 million. These amounts exclude amounts that have been previously recognized in the financial statements.
See “CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS— Accounting for Income Taxes” for further description of our critical accounting estimates and assumptions for income taxes.
LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash
The following table summarizes our cash flows from operations (in thousands):

	Fiscal Year Ended December

	2004	2003	2002

Operating activities	$384,515	$364,577	$360,289
Investing activities	(83,049)	(179,830)	(276,981)
Financing activities	(124,197)	57,674	(50,374)
Effect of exchange rate changes on cash	(51,213)	6,484	(7,702)

Increase in cash and cash equivalents	$126,056	$248,905	$25,232

Our cash and cash equivalents balance increased $126.1 million in 2004 and $248.9 million in 2003. We continue to generate solid cash flows from operating activities, which has provided a consistent source of funds each year over the past three years. In 2004, cash used in financing activities included $195.4 million of share repurchases made under our common stock share repurchase programs, which are intended to reduce dilution and return value to shareholders. These share repurchases were offset by $72.1 million of proceeds from employee stock plans in 2004, which represents a 23% increase over 2003 and a 200% increase over 2002. We did not have any share repurchase programs in place during 2003 or 2002. In 2002, cash used in financing activities included $73.4 million of repayments of borrowings under our credit facilities. In 2003 and 2002, cash used in investing activities included net purchases of short-and long-term investments of $144.3 million and $177.1 million, respectively.

Future Sources and Uses of Cash
We expect that cash flows from operations will continue to serve as our principal source of liquidity, and we believe that we have adequate working capital and financing capabilities to meet our anticipated operating and capital requirements for the next 12 months. However, cash flows from operations could be negatively impacted by a decrease in demand for our products and services as a result of rapid technological changes and other risks described under “FACTORS THAT MAY AFFECT FUTURE RESULTS.” Cash flows from operations can be supplemented by our unsecured $75.0 million revolving credit facility (the Revolver) that expires in October 2008. For information regarding the Revolver, see Note 7 of “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,” included in Item 8 of this Form 10-K. Over the longer term, we may choose to fund our operations through the issuance of additional equity or debt financing. The issuance of equity or convertible debt securities could result in dilution to our stockholders, and we cannot provide any assurance that such additional long-term financing, if required, could be completed on favorable terms.
The AJCA enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the repatriated foreign earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the AJCA must be satisfied as well. Repatriation also would substantially increase liquidity in the United States, although use of the additional liquidity would be restricted by the domestic reinvestment plan. There would be a corresponding reduction in liquidity in our foreign subsidiaries.
Our stock repurchase program allows us to acquire up to $500.0 million of our common stock. As of December 31, 2004, we had $365.9 million available to repurchase shares under the program. We intend to fund future purchases of our common stock under our share repurchase program through cash on hand and cash flows from operations. We continue to review and evaluate alternative uses for our cash, including additional stock repurchases, potential acquisitions, and investments in our business.

Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2004 (in thousands):

		Payments Due by Period

		Less Than			More Than
	Total	1 Year	1–3 Years	4–5 Years	5 Years

Capital leases	$15,360	$2,170	$3,783	$3,762	$5,645
Operating leases	93,208	32,767	38,292	15,601	6,548
Purchase obligations	409,859	79,412	157,883	103,618	68,946

Total	$518,427	$114,349	$199,958	$122,981	$81,139

The majority of our purchase obligations relate to a ten-year agreement with EDS, under which we outsourced certain internal information technology and customer call center operations to EDS. This agreement has seven years remaining.
CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain or loss contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results could differ materially from these estimates and assumptions.
Management has discussed the development, selection, and disclosure of our critical accounting estimates and assumptions with the Audit Committee of our Board of Directors. We believe that the application of the following critical accounting estimates and assumptions represent our more significant judgments used in the preparation of our consolidated financial statements.
Revenue Recognition
The majority of our products and services are delivered subject to agreements with standard terms and conditions. In certain situations, however, our agreements may include non-standard terms and conditions. In these situations, we must make judgments to determine the appropriate accounting treatment. These judgments generally involve assessments such as:

•	whether there are sufficient legally binding terms and conditions
•	whether customer acceptance has been received
•	whether the price to the customer is fixed or determinable
•	whether collection is reasonably assured
•	the allocation of revenue associated with multiple-element arrangements
•	the determination as to whether software is essential to the functionality of hardware

Sales to indirect channel customers are generally subject to agreements that provide limited rights of return with respect to unsold products, subsequent sales price adjustments, and return rights under the product warranties. We apply judgment in determining whether to use the sell-in or sell-through method of accounting for these indirect channel customers. Our judgment is based principally upon our historical experience with returns and adjustments. We use the sell-in method unless we conclude that we cannot reliably estimate future returns, in which case we utilize the sell-through method. Under both methods, all sales reserves are recorded as reductions of revenue. The reserves for anticipated future returns and sales price adjustments are determined based on our historical claims and returns experience. Our actual experience in future periods with respect to returns and sales price adjustments may differ from our historical experience.
We perform a quarterly analysis of our historical bad debt write-off experience to assess the reserve requirements for our aged receivables. We evaluate the collectibility of our accounts receivable through a specific analysis of known situations where we anticipate that customers will be unable to meet their financial obligations and a general analysis of past due receivables based on our historical collection experience with similar accounts. If circumstances related to a specific customer change, or if our historical bad debt write-off experience changes as a result of changes in global economic conditions or other changes in our business, we may need to subsequently adjust our allowance for doubtful accounts. For additional information related to our allowance for doubtful accounts, see Note 1 of “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,” included in Item 8 of this Form 10-K.

Warranty Costs and Liability
Our standard product warranties provide for the repair or replacement of products that fail to meet their published specifications. In situations where a product fails its essential purpose to the customer, we may also be responsible for refunding the purchase price of the product to the customer if we cannot remedy the product failure. We establish a warranty liability for the estimated cost of warranty-related claims at the time revenue is recognized. The amount of the warranty liability reflects our estimate of the expected future costs of fulfilling our obligations under the warranties. In developing our estimate, we consider the length of the warranty period, our historical warranty claim experience for existing products or like products, and our expectations for new products. The warranty liability is reviewed quarterly based on actual warranty claim experience to verify that it properly reflects management’s best estimate of the remaining warranty obligations. If we discover a product design flaw or other unanticipated problem, our actual warranty costs may differ significantly from our original estimates. If we determine that an increased warranty reserve is necessary, we would increase the warranty liability and cost of revenue in the period the determination was made.
Inventory Valuation
We establish and evaluate our inventory reserve estimates for obsolete, slow-moving, and non-saleable inventory based on a quarterly review of inventory cost versus estimated market value. Market value estimates involve significant judgments about a number of factors, including the impacts of future product or technology introductions by us or by our competitors, delays in the availability of new products, changes in the purchasing patterns of our customers, and changes in global economic conditions. To the extent that inventory cost exceeds estimated market value, we would increase our inventory reserve, which would result in a corresponding charge to cost of revenue. For additional information related to our inventory reserves, see Note 1 of “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,” included in Item 8 of this Form 10-K.
Accounting for Income Taxes
We are subject to regular audits by federal, state, and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities. We recognize liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. Our income taxes payable balances as reported on the Consolidated Balance Sheets are comprised primarily of tax contingencies that we believe are both probable and reasonably estimable.

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
Our effective tax rate does not include U.S. tax on undistributed earnings of our foreign subsidiaries because such earnings are intended to be reinvested indefinitely outside of the U.S. The determination of amounts to be reinvested is based on the projected cash flow needs and the working capital and long-term investment requirements of our foreign subsidiaries and domestic operations. If excess cash has accumulated in the foreign subsidiaries and it is advantageous for business operations, tax, or foreign exchange reasons, a portion of the subsidiary earnings may be remitted. If such a determination is made, we would provide for the U.S. taxes due on those amounts at the time the determination is made. Material changes in our estimates of cash, working capital, and long-term investment requirements could impact our effective tax rate. For additional information related to our taxes, see Note 3 of “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,” included in Item 8 of this Form 10-K.
RECENT ACCOUNTING PRONOUNCEMENTS
For information regarding recent accounting pronouncements, see Note 1 of “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,” included in Item 8 of this Form 10-K.
FACTORS THAT MAY AFFECT FUTURE RESULTS
We may be materially affected by global economic and political conditions
Our ability to generate revenue growth during the last several years was adversely affected by a difficult global economy as customers delayed their purchase decisions, reduced their information technology spending budgets, increased their purchase authorization approval requirements, and reduced their capital expenditures by maximizing the current capacities of their data storage equipment. This trend has continued in 2004, although we are beginning to see some improvement. We have implemented various cost-saving measures to help mitigate the adverse effects of the difficult global environment. We cannot provide any assurance that a prolonged weakness in information technology spending will not have additional adverse effects on our financial condition, results of operations, or our ability to generate revenue growth. Furthermore, we cannot provide any assurance that our cost-saving measures will be successful or sufficient to allow us to continue to generate improved operating results in future periods.
Our financial condition and results of operations could also be materially affected by unstable global political conditions. Terrorist attacks or acts of war could significantly disrupt our operations and the operations of our customers, suppliers, distributors, or resellers. We cannot predict the potential impact on our financial condition or results of operations should such events occur.

We may be materially affected by a decrease in demand for our tape products or by an inability to maintain key competitive advantages in tape
In 2004, approximately 77% of our storage products revenue was generated by sales of our tape products. Services associated with our tape products also represent a significant portion of our storage services revenue. For a discussion of risk associated with new products, see “We may be materially affected by risks associated with new product development,” below. If overall demand for tape storage products declines, or if we lose significant market share in tape, our financial condition and results of operations could be materially affected.
One of the key competitive advantages that our tape products have over competing disk products is that tape products store data at a fraction of the price of disk storage. The price of disk storage continues to decrease rapidly due to competition and decreasing manufacturing costs associated with new disk drive technologies such as ATA disk. We must continue to develop and introduce new tape products that reduce the cost of tape storage at a rate that is similar to or greater than the decline in disk storage costs in order to maintain this competitive advantage. We cannot provide any assurance that we will be able to reduce the cost of our tape products at a rate similar to the decline in disk storage costs.
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
Our principal strategy for growing revenue and addressing the competition is our ILM strategy. Our ILM strategy is intended to capitalize on our ability to deliver complete storage solutions that satisfy customer storage requirements around data archive, data protection, and primary storage. These solutions comprise tape, disk, networking, software, and services. We have achieved some initial success in our ILM strategy; however, we must continue to develop and deliver on this strategy in the future in order to grow revenue. We have also seen the adoption of strategies similar to our ILM strategy by our competitors. We cannot provide any assurance that we will successfully execute our ILM strategy or that this strategy will provide us with a competitive advantage in the data storage industry.
We may be materially affected by risks associated with new product development
New product research and development is complex and requires the investigation and evaluation of multiple alternatives, as well as planning the design and manufacture of those alternatives selected for further development. Research and development efforts could be adversely affected by any of the following:

•	Hardware and software design flaws
•	Product development delays
•	Changes in data storage technologies
•	Changes in operating systems
•	Changes in industry standards
In addition, we have outsourced software development for certain tape and network products. We cannot provide any assurance that our research and development activities will be successful in bringing new products to market.
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
We have introduced significant new products in 2004 and we plan to introduce a number of other significant new products during 2005, including virtual tape products targeted for both the enterprise and open-systems markets. When we introduce new products, we must effectively manage the transition from our existing products to the new products.
If we do not manage the transition effectively, we may be subject to the following adverse effects:

•	Excess or obsolete inventory
•	Insufficient inventory or manufacturing capacity to meet customer demand

•	Delayed customer purchases
•	Lost sales if customers purchase from our competitors

Sales of our new products may replace some of the sales of our existing products, and there may be a decline in sales of existing products in the periods leading up to new product introductions. In addition, sales of new products may result in lower service revenues if new products under warranty replace older products being serviced under maintenance agreements. We cannot provide any assurance that we will be able to successfully manage the development, introduction, or transition of new products in the future.
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
We may be materially affected by uneven sales patterns and by our ability to forecast customer demand accurately
In the past, our results have followed a seasonal pattern, which reflects the tendency of customers to make their purchase decisions at the end of a calendar year. During any fiscal quarter, a disproportionately large percentage of total product sales are earned in the last weeks or days of the quarter. We continued to experience these trends in 2004. It is difficult to predict the extent to which these historical trends will continue in the future. We cannot provide any assurance that we will be able to manage our uneven sales patterns.
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
We may be materially affected by our ability to grow our indirect channels successfully
We are continually developing our indirect distribution channels, including original equipment manufacturers (OEMs), value-added distributors (VADs), value-added resellers (VARs), and other distributors. Indirect channel sales contributed approximately 46% of our total product revenue in 2004, compared to 47% in 2003 and 45% in 2002. Increasing our sales through these indirect channels is critical to expanding our reach into new accounts and the growing open-systems market. Successfully managing the interaction of our direct and indirect channel efforts to effectively reach all of the potential customer segments for our products and services is a complex process. We cannot provide any assurance that we will be successful in expanding our indirect channel sales. Our ability to forecast future demand for our products may be adversely affected by unforeseen changes in demand from our indirect channel partners. Storage products gross profit margins may be adversely impacted to the extent we continue to receive a larger portion of our sales through our indirect channels in the future. Maintenance revenue may also be adversely affected in future periods to the extent that customers of our indirect channel partners elect to purchase maintenance services from our competitors. Our financial results may also be negatively affected if the financial condition of one or more of our channel partners weakens.
We may be materially affected by the risks associated with sole source suppliers
We purchase certain key parts, components, and services from sole source suppliers who we believe are currently the only providers that meet our specifications or for which alternative sources of supply are not readily available.
The following table shows our significant sole source suppliers and the products or services they provide:

Name of supplier	Product or service provided

Imation Corporation	T9840 and T9940 series tape media
Sanmina-SCI Corporation	Printed circuit boards and certain other manufacturing and repair services
Engenio Information Technologies, Inc.	Certain FlexLine disk products
Fujitsu Electronics America	Application-specific integrated circuits (ASICs) for various tape and disk products
Austria Microsystems	ASICs for various tape products
Herald Datanetics Ltd. (HDL)	Key component used in certain tape products
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
Since we operate in a lean manufacturing environment, we are dependent on a limited supplier base to deliver quality parts and components in a timely manner. A supplier’s inability to deliver parts and components on a timely basis, or our failure to effectively manage inventory levels, could have a material adverse effect on our financial condition and results of operations.
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
We may be materially affected by the risks associated with litigation
We are involved in a number of pending legal proceedings that arise from time-to-time in the ordinary course of business. We believe that any liability as a result of adverse outcomes in such proceedings would not have a material adverse effect on our financial condition. However, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on our financial condition or results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in an inability to ship products or components found to have violated third-party patent rights.
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
We may be materially affected by the risks of conducting business outside the United States
International operations accounted for approximately 55% of our revenue in 2004, compared to 53% in 2003 and 49% in 2002. We also sell products through U.S. indirect channel partners that have some of their end-user customers located outside the United States. We expect that we will continue to generate a significant portion of our revenue from international operations.
Our international business may be affected by changes in demand resulting from global and localized economic, business, and political conditions. We are subject to the risks of conducting business outside the United States, including the following risks:

•	Adverse political and economic conditions
•	Impositions of tariffs or quotas
•	Changes in laws or regulations
•	Difficulty in obtaining export licenses
•	Potentially adverse tax or labor laws
•	The burdens of complying with a variety of foreign laws
•	Longer payment cycles typically associated with international sales

•	Foreign currency fluctuations
•	Other factors outside our control

We expect these risks to increase in the future as we expand our operations in foreign countries. We cannot provide any assurance that these factors will not have a material adverse effect on our financial condition or results of operations in the future.
We may be materially affected by regulatory requirements
The European Union (EU) has finalized the Waste Electrical and Electronic Equipment (WEEE) directive, which regulates the collection, recovery, and recycling of waste from electrical and electronic products, and the Restrictions on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHS) directive, which bans the use of certain hazardous materials including lead, mercury, cadmium, chromium, and two brominated flame-retardants (PBB and PBDE). Under WEEE, we will be responsible for financing operations for the collection, treatment, disposal, and recycling of past and future covered products. Since the Member States of the EU have not finalized the specific legal requirements relating to these directives, we are presently unable to reasonably estimate the amount of any costs that may be necessary in order to comply with WEEE. We cannot provide any assurance that compliance with WEEE and RoHS will not have a material adverse effect on our financial condition or results of operations.
We are subject to various other regulatory requirements, including the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Foreign Currency Exchange Rate Risk
Our primary market risk relates to changes in foreign currency exchange rates. The functional currency for our foreign subsidiaries is the U.S. dollar. A significant portion of our revenue is generated by our international operations. The majority of our international operations involve transactions denominated in the euro, United Kingdom pound sterling, and Japanese yen. An increase in the exchange value of the U.S. dollar reduces the value of revenue and profits generated by our international operations. As a result, our financial condition, results of operations, and cash flows can be materially affected by changes in foreign currency exchange rates. We attempt to mitigate this exposure as part of our foreign currency hedging program. The primary goal of our foreign currency hedging program is to reduce the risk of adverse foreign currency movements on the reported financial results of our non-U.S. dollar transactions. Factors that could have an impact on the effectiveness of our hedging program include the accuracy of forecasts, the geographies where we do business, and the volatility of foreign currency markets. All foreign currency derivatives are authorized and executed pursuant to our policies. We do not hold or issue derivatives or any other financial instruments for trading or speculative purposes.

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
A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate sensitive instruments held as of December 31, 2004, and as of December 26, 2003, would result in a hypothetical loss in fair value of approximately $55.4 million and $59.2 million, respectively. The determination of the fair value of these instruments is described in Note 4 of “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,” included in Item 8 of this Form 10-K. The decrease in the hypothetical loss for 2004 is primarily due to a decrease in net outstanding derivatives. These hypothetical losses do not take our underlying international operations into consideration. We anticipate that any hypothetical loss associated with our foreign currency exchange rate sensitive instruments would be substantially offset by gains associated with our underlying international operations.
Interest Rate Risk
Changes in interest rates primarily affect interest income earned on our cash and short-term investments. A hypothetical 10% adverse movement in interest rates applied to cash investments would not have a material adverse effect on our financial condition, results of operations, or cash flows.
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
We conducted our evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation included evaluating, documenting, and testing the design and operating effectiveness of our internal controls over financial reporting. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.
Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Storage Technology Corporation:
We have completed an integrated audit of Storage Technology Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, of changes in shareholders’ equity, and of comprehensive income present fairly, in all material respects, the financial position of Storage Technology Corporation and its subsidiaries at December 31, 2004 and December 26, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing in Item 8, that the company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
PricewaterhouseCoopers LLP
Denver, Colorado
March 16, 2005

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	December 31,	December 26,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$853,410	$727,354
Short-term investments	281,028	288,925
Accounts receivable	519,273	539,334
Inventories	123,459	109,988
Deferred income tax assets	174,253	139,446
Other current assets	1,062	123

Total current assets	1,952,485	1,805,170
Long-term investments	48,408	43,501
Property, plant, and equipment	177,371	201,647
Spare parts for maintenance	49,048	44,695
Deferred income tax assets	46,569	93,521
Other assets	133,960	116,712

Total assets	$2,407,841	$2,305,246

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,551	$1,090
Accounts payable	121,019	132,404
Accrued liabilities	533,839	483,672
Income taxes payable	239,253	250,818
Other current liabilities	59,365	64,674

Total current liabilities	955,027	932,658
Long-term debt	11,006	11,150

Total liabilities	966,033	943,808

Commitments and contingencies (Notes 6, 7, and 8)

STOCKHOLDERS’ EQUITY
Common stock, $0.10 par value, 300,000,000 shares authorized; 112,875,937 shares issued at 2004 and 111,135,483 shares issued at 2003	11,288	11,114
Capital in excess of par value	1,019,101	991,273
Retained earnings	600,095	409,072
Accumulated other comprehensive loss	(38,772)	(30,436)
Treasury stock of 5,448,350 shares at 2004 and 299,677 shares at 2003, at cost	(134,148)	(5,919)
Unearned compensation	(15,756)	(13,666)

Total stockholders’ equity	1,441,808	1,361,438

Total liabilities and stockholders’ equity	$2,407,841	$2,305,246

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)

	Year Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

Revenue:
Storage products	$1,307,091	$1,336,072	$1,275,941
Storage services	916,909	846,488	763,674

Total revenue	2,224,000	2,182,560	2,039,615

Cost of revenue:
Storage products	653,660	700,727	700,806
Storage services	516,759	485,824	424,314

Total cost of revenue	1,170,419	1,186,551	1,125,120

Gross profit	1,053,581	996,009	914,495
Research and development costs	196,709	204,362	215,007
Selling, general, and administrative expense	634,945	598,535	561,332

Operating profit	221,927	193,112	138,156
Interest income	16,264	10,548	10,250
Interest expense	(1,270)	(1,748)	(2,075)

Income before income taxes	236,921	201,912	146,331
Provision for income taxes	(45,898)	(53,000)	(36,300)

Net income	$191,023	$148,912	$110,031

EARNINGS PER COMMON SHARE
Earnings per share:
Basic	$1.75	$1.38	$1.05

Diluted	$1.72	$1.35	$1.02

Weighted average shares:
Basic	109,074	108,135	105,108

Diluted	111,243	110,648	107,437

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Year Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

OPERATING ACTIVITIES
Cash received from customers	$2,270,300	$2,258,219	$2,003,517
Cash paid to suppliers and employees	(1,874,807)	(1,889,154)	(1,636,056)
Interest received	15,231	9,912	9,956
Interest paid	(1,032)	(1,285)	(1,698)
Income taxes paid	(25,177)	(13,115)	(15,430)

Net cash provided by operating activities	384,515	364,577	360,289

INVESTING ACTIVITIES
Purchases of investments	(337,283)	(1,102,244)	(761,305)
Proceeds from sale of investments	339,968	957,973	584,159
Purchase of property, plant, and equipment	(55,010)	(43,555)	(88,459)
Proceeds from sale of property, plant, and equipment	1,661	3,752	1,274
Other assets	(32,385)	4,244	(12,650)

Net cash used in investing activities	(83,049)	(179,830)	(276,981)

FINANCING ACTIVITIES
Repurchases of common stock	(195,353)	—	—
Proceeds from employee stock plans	72,092	58,721	23,979
Proceeds from other debt	1,258	1,325	1,625
Repayments of other debt	(2,194)	(2,372)	(2,577)
Repayments of credit facilities	—	—	(73,401)

Net cash provided by (used in) financing activities	(124,197)	57,674	(50,374)

Effect of exchange rate changes on cash	(51,213)	6,484	(7,702)

Increase in cash and cash equivalents	126,056	248,905	25,232
Cash and cash equivalents at beginning of year	727,354	478,449	453,217

Cash and cash equivalents at end of year	$853,410	$727,354	$478,449

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$191,023	$148,912	$110,031
Depreciation and amortization expense	78,485	87,890	90,533
Inventory writedowns	19,716	24,064	32,571
Translation loss	53,175	21,053	8,990
Other non-cash adjustments to income	27,344	(22,470)	17,694
(Increase) decrease in assets:
Accounts receivable	46,300	75,659	(36,098)
Inventories	(16,460)	959	21,403
Other current assets	945	2,297	(3,550)
Spare parts	(22,117)	(16,344)	(22,998)
Deferred income tax assets	15,603	(13,715)	4,622
Increase (decrease) in liabilities:
Accounts payable	(14,650)	(7,191)	67,337
Accrued liabilities	19,469	17,111	39,865
Other current liabilities	(4,850)	5,020	16,869
Income taxes payable	(9,468)	41,332	13,020

Net cash provided by operating activities	$384,515	$364,577	$360,289

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands)

					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive	Treasury	Unearned
	Issued	Stock	Par Value	Earnings	Income (Loss)	Stock	Compensation	Total

Balances, December 28, 2001	105,033	$10,503	$875,379	$150,129	$7,642	$(3,777)	$(5,056)	$1,034,820

Net income	—	—	—	110,031	—	—	—	110,031
Other comprehensive loss	—	—	—	—	(17,226)	—	—	(17,226)

Total comprehensive income	—	—	—	110,031	(17,226)	—	—	92,805

Shares issued upon exercise of stock options	683	68	9,078	—	—	—	—	9,146
Shares issued under employee stock purchase plan	924	92	14,715	—	—	—	—	14,807
Restricted stock activity	203	20	5,319	—	—	—	(2,098)	3,241
Other	6	2	3,609	—	—	(667)	—	2,944

Balances, December 27, 2002	106,849	10,685	908,100	260,160	(9,584)	(4,444)	(7,154)	1,157,763

Net income	—	—	—	148,912	—	—	—	148,912
Other comprehensive loss	—	—	—	—	(20,852)	—	—	(20,852)

Total comprehensive income	—	—	—	148,912	(20,852)	—	—	128,060

Shares issued upon exercise of stock options	2,843	284	43,413	—	—	—	—	43,697
Shares issued under employee stock purchase plan	856	86	14,880	—	—	—	—	14,966
Restricted stock activity	567	57	12,416	—	—	—	(6,512)	5,961
Other	20	2	12,464	—	—	(1,475)	—	10,991

Balances, December 26, 2003	111,135	11,114	991,273	409,072	(30,436)	(5,919)	(13,666)	1,361,438

Net income	—	—	—	191,023	—	—	—	191,023
Other comprehensive loss	—	—	—	—	(8,336)	—	—	(8,336)

Total comprehensive income	—	—	—	191,023	(8,336)	—	—	182,687

Shares issued upon exercise of stock options	3,266	326	56,881	—	—	—	—	57,207
Shares issued under employee stock purchase plan	708	71	14,767	—	—	—	—	14,838
Shares repurchased under stock repurchase program						(195,353)	—	(195,353)
Restricted stock activity	286	29	9,289	—	—	—	(2,090)	7,228
Other	(2,519)	(252)	(53,109)	—	—	67,124	—	13,763

Balances, December 31, 2004	112,876	$11,288	$1,019,101	$600,095	$(38,772)	$(134,148)	$(15,756)	$1,441,808

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Year Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

Net income	$191,023	$148,912	$110,031

Other comprehensive loss:
Foreign currency hedging contracts:
Loss on foreign currency cash flow hedges, net of tax benefit of $14,764, $25,310, and $18,106	(23,485)	(40,377)	(29,045)
Reclassification adjustment for net losses included in net income, net of tax benefit of $14,086, $18,689, and $5,947	22,406	29,788	9,539
Minimum pension liability adjustment, net of tax benefit of $1,934, $4,380, and $0	(4,514)	(10,219)	—
Postretirement medical benefit adjustment, net of tax benefit of $272, $0, and $0	(432)	—	—
Unrealized gain (loss) on marketable securities:
Holding gain (loss), net of tax expense (benefit) of $(153), $695, and $977	(200)	1,587	2,280
Reclassification adjustment for net gains included in net income, net of tax expense of $905, $699, and $0	(2,111)	(1,631)	—

Other comprehensive loss	(8,336)	(20,852)	(17,226)

Comprehensive income	$182,687	$128,060	$92,805

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). These financial statements include the accounts of Storage Technology Corporation and our wholly owned subsidiaries (collectively referred to as StorageTek, we, our, and us). All intercompany accounts and transactions have been eliminated.
Fiscal Year
Our fiscal year is a 52- or 53-week period ending on the last Friday in December. Fiscal year 2004 was a 53-week fiscal year, while 2003 and 2002 were 52-week fiscal years. All references to years in these notes to consolidated financial statements represent fiscal years unless otherwise noted.
Significant Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, related revenue and expenses, and disclosure of gain or loss contingencies. Examples include estimates of revenue reserves, warranty liabilities, the valuation of inventory, and income taxes. Actual results could differ materially from these estimates and assumptions.
Revenue Recognition
Revenue for sales and services is recognized when all of the following criteria have been met: (a) persuasive evidence of an arrangement exists, (b) delivery has occurred or services have been rendered, (c) the price to the customer is fixed or determinable, and (d) collectibility is reasonably assured. The application of these criteria varies based on the nature of the products or services, the terms and conditions under which the products or services are sold, and our historical experience with returns and adjustments. The majority of our software is designed to be installed and operate with our storage products, and does not require significant modification or customization. The following table summarizes total revenue contribution by policy:

	2004	2003	2002

End-user products	32%	32%	34%
Indirect channel products— sell-in method	13%	14%	15%
Indirect channel products— sell-through method	14%	15%	14%
Storage services	41%	39%	37%

Total	100%	100%	100%

End-user products. Product is deemed delivered to the customer either at the time of installation at the customer-designated site, or on delivery and receipt of written customer acceptance, depending on the terms of the contract and applicable commercial law.
Indirect channel products— sell-in method. Revenue from sales to indirect channel customers under the sell-in method is recognized at the time of delivery based on our assessment that the amount of future returns and price adjustments can be reasonably estimated from historical experience. Reserves for estimated returns and price adjustments are recorded as revenue reductions based on historical claims experience.
Indirect channel products— sell-through method. Revenue from sales to indirect channel customers under the sell-through method is recognized after the product has shipped and all rights of return for unsold products have expired. Reserves for estimated price adjustments and product warranty returns are recorded as revenue reductions based on historical claims experience.

Storage services. Revenue for maintenance service contracts and storage services arrangements is recognized ratably as earned over the contractual period. Revenue for time and material service contracts is recognized as the services are rendered. Service costs and expenses are recognized as incurred. Prepaid services are recognized on a straight-line basis over the contractual service period.
Multiple-element arrangements. We enter into transactions that include multiple-element arrangements, which may include any combination of products and services. When some elements are delivered prior to others in an arrangement, revenue for the delivered elements is separately recognized provided the following requirements are met; otherwise, revenue is deferred until all elements of the arrangement are delivered.

•	The delivered elements have a value to the customer on a standalone basis
•	There is vendor-specific objective evidence (VSOE) of the fair value of the undelivered element
•	Delivery or performance of the undelivered element is considered probable and substantially under our control
The amount allocable to delivered items is limited to the amount that is not contingent upon the delivery of additional items or meeting other specified performance conditions. If the undelivered element represents services, a residual method of allocating revenue is used. Under the residual method, revenue is deferred for the estimated fair value of the undelivered services. We estimate the fair value of the undelivered services based on separate service offerings with customers. For undelivered elements other than services, a relative fair value method of revenue allocation is used, under which revenue is allocated to the separate elements based on their relative fair values. Deferred revenue associated with undelivered elements is included within accrued liabilities.
Software. Revenue from one-time license agreements is recognized at the inception of the license term. Revenue from technical support agreements, including unspecified upgrades, is recognized ratably over the term of the support agreement. For multiple-element arrangements involving software where the software is essential to the functionality of non-software products, revenue recognition for the non-software products is deferred from recognition until the software is delivered and all other requirements for separate recognition of multiple-element arrangements are met.
Warranties. We provide warranties associated with the sale of our products. Our standard product warranties provide for the repair or replacement of products that fail to meet their published specifications. In situations where a product fails its essential purpose to the customer, we may also be responsible for refunding the purchase price of the product if we cannot remedy the product failure. We establish a warranty liability for the estimated cost of warranty-related claims at the time revenue is recognized. The following table summarizes information related to our warranty reserves (in thousands):

	2004	2003	2002

Balance at beginning of year	$43,676	$37,088	$31,941
Accruals for warranties	47,238	51,676	44,423
Amortization	(48,503)	(45,146)	(39,310)
Adjustments	2,125	58	34

Balance at end of year	$44,536	$43,676	$37,088

Stock-Based Compensation Plans
Our stock-based compensation plans are described in Note 10. We account for those plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and the related interpretations. Stock-based compensation cost reflected in net income is related to restricted stock and common stock equivalents.

The following table illustrates the pro forma effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

	2004	2003	2002

Net income, as reported	$191,023	$148,912	$110,031
Add: Stock-based compensation expense included in reported net income, net of related tax effects	5,235	4,105	2,279
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(26,599)	(21,482)	(22,199)

Pro forma net income	$169,659	$131,535	$90,111

Earnings per share:
Basic, as reported	$1.75	$1.38	$1.05
Basic, pro forma	$1.56	$1.22	$0.86
Diluted, as reported	$1.72	$1.35	$1.02
Diluted, pro forma	$1.55	$1.21	$0.85
The fair value of options granted under the stock-based compensation plans is estimated on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions and results:

	Options			ESPP

	2004	2003	2002	2004	2003	2002

Expected life (in years)	4.0	4.0	4.0	0.5	0.5	0.5
Volatility	57.2%	64.5%	64.0%	31.7%	61.2%	50.3%
Risk-free interest rate	2.9%	2.7%	4.0%	1.1%	1.3%	1.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Weighted average fair value	$13.44	$11.28	$11.77	$5.94	$6.65	$5.94
Research and Development Costs
Research and development costs are expensed as incurred.
Advertising Costs
Advertising costs are charged to expense as incurred. Advertising costs were approximately $10.1 million in 2004, $12.0 million in 2003, and $12.0 million 2002.
Income Taxes
Income tax expense is based on reported income before income taxes. Deferred tax assets and liabilities represent the expected tax consequences of transactions that are recognized in different time periods for book and tax purposes. We record a valuation allowance to reduce the deferred tax assets to the amount that we believe will be realized. We account for income tax contingencies included within income taxes payable when tax contingencies are both probable and reasonably estimable.

Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss, net of taxes, are as follows (in thousands):

	2004	2003

Unrealized losses on foreign currency hedging contracts	$(23,530)	$(22,452)
Minimum pension liability adjustment	(14,733)	(10,219)
Postretirement medical benefit adjustment	(432)	—
Unrealized gain (loss) on marketable securities	(77)	2,235

	$(38,772)	$(30,436)

Foreign currency hedging contracts and marketable securities are more fully described in Note 4. The minimum pension liability relates primarily to a pension plan in our United Kingdom operations, and is accounted for in accordance with SFAS No. 87, “Employers’ Accounting for Pensions.” The total net pension accrued liability associated with this pension plan is approximately $28.2 million as of December 31, 2004.
Fair Value of Financial Instruments
Our financial instruments include cash and cash equivalents, short- and long-term investments, foreign currency options and forwards, and long-term debt. The carrying amount for cash and cash equivalents approximates fair value due to the short maturities and variable rates of interest associated with those instruments. The short- and long-term investments, as well as the foreign currency options and forwards, are recorded at fair value on the Consolidated Balance Sheet. For a further description of the methods we use to determine the fair value of our financial instruments, see “Investments” below, Note 2, and Note 4. The carrying amount of long-term debt approximates fair value based on current rates available for similar types of instruments.
Cash Equivalents
Short-term, highly liquid investments that are both readily convertible to cash and have original maturities of three months or less at the time of acquisition are considered cash equivalents. The Company had $681.1 million of cash equivalents as of December 31, 2004, and $489.6 million as of December 26, 2003.
Investments
All of our marketable debt and equity securities are accounted for as available-for-sale securities and recorded at their estimated fair value based on quoted market prices. Unrealized gains and losses on these investments are reported, net of tax, as a component of accumulated other comprehensive income (loss). Interest earned on investments is included in interest income and realized gains and losses on sales of securities are recognized within selling, general, and administrative expense (SG&A). Securities are classified as short-or long-term investments based upon contractual maturity date.
An evaluation of our investments is performed periodically to determine whether any decline in fair value below cost basis is other-than-temporary. Impairment charges are recognized within SG&A to the extent that a decline in the value of an investment is determined to be other-than-temporary in nature.
We have made minority equity investments in privately-held companies from time to time. These investments are accounted for as cost-method investments based on our ownership and control of the investees. Losses included within SG&A associated with cost-method equity investments were $0 in 2004, $0 in 2003, and $4.5 million in 2002.
See Note 2 for additional information regarding our investments.

Allowance for Doubtful Accounts
The allowance for doubtful accounts reflects our best estimate of probable future losses on our accounts receivable. We determine the allowance based on known troubled accounts, historical experience, and other available evidence. The following table summarizes information related to our allowance for doubtful accounts (in thousands):

	2004	2003	2002

Balance at beginning of year	$13,585	$15,713	$17,414
Bad debt expense	1,991	4,898	7,641
Write-offs, net of recoveries	(7,502)	(7,026)	(9,342)

Balance at end of year	$8,074	$13,585	$15,713

Inventories
Inventories include material, labor, and factory overhead and are accounted for at the lower of cost (first-in, first-out method) or market value. The components of inventories, net of the associated reserves, are as follows (in thousands):

	2004	2003

Raw materials	$26,567	$14,951
Work-in-process	21,341	29,740
Finished goods	75,551	65,297

	$123,459	$109,988

We evaluate the need for obsolete, slow-moving, and non-saleable inventory reserves based on a review of forecasted product demand and market values on a quarterly basis. When the cost of inventory exceeds its market value, we recognize inventory writedowns in cost of revenue. The following table summarizes information related to our inventory reserves (in thousands):

	2004	2003	2002

Balance at beginning of year	$54,302	$80,976	$85,193
Inventory writedowns	19,716	24,064	32,571
Inventory write-offs	(27,780)	(50,738)	(36,788)

Balance at end of year	$46,238	$54,302	$80,976

Spare Parts for Maintenance
Spare parts for maintenance services are valued at cost, and consist of the following (in thousands):

	2004	2003

Spare parts for maintenance	$105,024	$97,831
Less: Accumulated amortization	(55,976)	(53,136)

	$49,048	$44,695

Amortization of spare parts is computed using the straight-line method over the estimated useful lives of the associated products, which are generally five to ten years. Spare parts amortization expense was $17.8 million in 2004, $11.0 million in 2003, and $19.3 million in 2002.

Property, Plant, and Equipment
Property, plant, and equipment are carried at depreciated cost and consist of the following (in thousands):

			Estimated
	2004	2003	Useful Life

Machinery and equipment	$588,177	$595,924	1-7 years
Buildings and building improvements	145,286	149,956	7-35 years
Land and land improvements	18,205	18,364

	751,668	764,244
Less: Accumulated depreciation	(574,297)	(562,597)

	$177,371	$201,647

Buildings and building improvements include capitalized leases of $13.9 million as of December 31, 2004, and $14.5 million as of December 26, 2003. Accumulated depreciation includes accumulated amortization on capitalized leases of $7.3 million as of December 31, 2004, and $4.6 million as of December 26, 2003.
Depreciation of property, plant, and equipment is computed using the straight-line method over the estimated useful lives of the related assets. Depreciation expense was $59.5 million in 2004, $75.5 million in 2003, and $69.1 million in 2002.
We perform an impairment analysis of our property, plant, and equipment whenever significant events or changes in circumstances occur that indicate the carrying amounts may not be recoverable. Impairment is evaluated based on a comparison of the carrying value of the asset to the undiscounted future cash flows associated with the asset. If an impairment is identified, the asset is written down to its estimated fair value based on a discounted cash flow model.
Goodwill
Goodwill is included within other assets and is tested for impairment on an annual basis or as circumstances change. The annual impairment test is performed in the second quarter. No impairment charges were recorded during 2004, 2003, or 2002. We had approximately $16.1 million of goodwill as of December 31, 2004, and $7.9 million as of December 26, 2003.
Translation of Foreign Currencies
The functional currency for our foreign subsidiaries is the U.S. dollar, reflecting the significant volume of intercompany transactions and associated cash flows that result from the fact that the majority of our storage products sold worldwide are manufactured in Puerto Rico, a territory of the United States. Accordingly, monetary assets and liabilities are translated at year-end exchange rates, while non-monetary items are translated at historical exchange rates. Revenue and expenses are translated at the average exchange rates in effect during the year, except for cost of revenue, depreciation, and amortization, which are translated at historical exchange rates during the year. The impact of such translations is reported in the Consolidated Statements of Operations when incurred. See Note 4 for additional information with respect to our accounting policies for financial instruments utilized in our foreign currency hedging program.
Concentrations of Credit Risk
We are exposed to credit risk associated with cash equivalents, investments, foreign currency derivatives, and trade receivables. We don’t believe that our cash equivalents, investments, or foreign currency derivatives present significant credit risks, because the counterparties to the instruments consist of major financial institutions, and we manage the notional amount of contracts entered into with any counterparty. Substantially all trade receivable balances are unsecured. The concentration of credit risk with respect to trade receivables is limited by the large number of customers in our customer base and their dispersion across various industries and geographic areas. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses.

Reclassifications
Certain prior year information has been reclassified to conform to the current year presentation. These reclassifications include our presentation and disclosure of auction rate securities. In prior periods, we included auction rate securities in cash and cash equivalents. The current year presentation classifies auction rate securities in short-term investments. The following table summarizes the changes to our 2003 Consolidated Balance Sheet due to the reclassification of auction rate securities (in thousands):

	As Reported	As Reclassified	Change

Cash and cash equivalents	$1,001,629	$727,354	$(274,275)
Short-term investments	14,650	288,925	274,275

Total	$1,016,279	$1,016,279	$—

We have also made corresponding reclassifications to our consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. As a result of these reclassifications, net cash used in investing activities increased $95.1 million and $179.2 million in 2003 and 2002, respectively. This change in classification does not affect previously reported cash flows from operations, cash flows from financing activities, or consolidated statements of operations for any period.
Recent Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that the above items be recognized as current-period charges, regardless of whether they meet the criterion of abnormal. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by us in the third quarter of fiscal 2005. We do not expect SFAS No. 151 to have a material impact on our financial condition or results of operations.
In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS No. 123R is effective for all interim periods beginning after June 15, 2005; therefore, it will be effective for us beginning with the third quarter of fiscal 2005. We are currently evaluating the impact of SFAS No. 123R on our financial position and results of operations as well as alternative transition methods under SFAS No. 123R. In addition, we have not determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123. See “Stock-Based Compensation Plans” above for information related to the pro forma effects on our net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.
In December 2004, the FASB issued two Staff Positions (FSPs) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the Act) that was signed into law on October 22, 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP FAS 109-1 (FSP 109-1); the second is FSP FAS 109-2 (FSP 109-2). In FSP 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a “special deduction” instead of a tax rate reduction. FSP 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment of repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” However, a company must provide certain disclosures if it chooses to utilize the additional time granted by the FASB. We are evaluating the impact, if any, these FSPs may have on our consolidated financial statements.

NOTE 2—	INVESTMENTS
Short- and long-term investments consist of the following marketable debt and equity securities (in thousands):

	2004			2003

		Unrealized			Unrealized
		Holding	Estimated		Holding	Estimated
	Cost	Gain (Loss)	Fair Value	Cost	Gains	Fair Value

Short-term investments:
Equity securities	$—	$260	$260	$1,586	$3,086	$4,672
Debt securities:
Auction rate securities	269,000	—	269,000	274,275	—	274,275
U.S. Government and agency securities	6,497	(29)	6,468	9,977	1	9,978
Corporate securities	5,300	—	5,300	—	—	—

Total short-term investments	280,797	231	281,028	285,838	3,087	288,925

Long-term investments:
Debt securities:
U.S. Government and agency securities	44,857	(306)	44,551	39,366	77	39,443
Corporate securities	3,893	(36)	3,857	4,043	15	4,058

Total long-term investments	48,750	(342)	48,408	43,409	92	43,501

Total investments	$329,547	$(111)	$329,436	$329,247	$3,179	$332,426

Contractual maturities of debt securities as of December 31, 2004, are as follows (in thousands):

		Estimated
	Cost	Fair Value

Due within one year	$280,797	$280,768
Due after one year through three years	48,750	48,408

	$329,547	$329,176

We use the specific identification method to account for gains and losses on securities. Realized gains on sales of marketable debt and equity securities included within SG&A were $3.3 million in 2004, $2.4 million in 2003, and $0 in 2002.
We review all marketable securities to determine if any decline in value is other than temporary. We have concluded that the decline in value as of December 31, 2004 is not other than temporary.

NOTE 3—	INCOME TAXES
Income before income taxes consists of the following (in thousands):

	2004	2003	2002

U.S.	$190,627	$161,572	$124,338
Non-U.S.	46,294	40,340	21,993

	$236,921	$201,912	$146,331

The provision for income taxes attributable to the amounts shown above consists of the following (in thousands):

	2004	2003	2002

Current tax provision:
U.S. federal	$12,745	$30,000	$24,600
U.S. state	4,470	2,700	2,200
Non-U.S.	11,421	15,600	5,900

	28,636	48,300	32,700

Deferred tax provision (benefit):
U.S. federal	17,586	6,300	3,100
U.S. state	78	(1,100)	1,000
Non-U.S.	(402)	(500)	(500)

	17,262	4,700	3,600

	$45,898	$53,000	$36,300

The deferred income tax balances consist of the following (in thousands):

	2004	2003

Deferred income tax assets, net of valuation allowance:
Current	$174,253	$139,446
Noncurrent	46,569	93,521

Net deferred income tax asset	$220,822	$232,967

Our net deferred income tax assets consist of the following (in thousands):

	2004	2003

Gross deferred income tax assets:
Tax credits	$43,089	$71,003
Accrued liabilities and reserves	66,931	65,246
Inventory	31,533	32,106
Net operating loss carryforwards	17,983	24,105
Deferred income	23,676	16,488
Equity	21,804	17,541
Depreciation/amortization	15,502	10,828
Investment basis difference	9,555	10,510
Other	13,974	8,351

	244,047	256,178
Less: Valuation allowance	(23,225)	(23,211)

Net deferred income tax asset	$220,822	$232,967

The valuation allowance relates primarily to foreign net operating loss carryforwards. We evaluate a variety of factors in determining the amount of deferred income tax assets to be recognized pursuant to SFAS No. 109 including our earnings history, the number of years our operating loss and tax credits can be carried forward, and future taxable income expectations by tax jurisdiction.
Tax benefits resulting from the exercise of employee stock options and other stock programs were credited directly to stockholders’ equity in the amount of $14.6 million in 2004, $12.3 million in 2003, and $3.2 million in 2002.

We have foreign net operating loss carryforwards of approximately $34.5 million as of December 31, 2004, which have an indefinite carryforward period. We also have general business credit carryforwards of approximately $22.2 million, which begin to expire in 2019, and alternative minimum tax credit carryforwards of approximately $20.9 million, which have an indefinite carryforward period. We also have a tax incentive grant, which expires in 2018, that reduces the tax rate on our operations in Puerto Rico.
We are subject to regular audits by federal, state, and foreign tax authorities. These audits may result in proposed assessments that may result in additional tax liabilities. We believe that we have provided adequate reserves relating to these potential adjustments. Our income taxes payable balances as reported on the Consolidated Balance Sheets are comprised primarily of tax contingencies we believe are both probable and reasonably estimable.
We have not provided taxes on cumulative undistributed earnings of our foreign subsidiaries because such earnings are intended to be indefinitely reinvested outside the United States. At December 31, 2004, we had approximately $471.7 million of earnings indefinitely reinvested in subsidiaries outside the U.S.
The provision for income taxes reconciles to the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes in the following manner (in thousands):

	2004	2003	2002

U.S. federal income tax provision at statutory rate	$82,922	$70,669	$51,215
Increase (decrease) in income taxes resulting from:
Effect of Puerto Rico operations	(22,982)	(17,632)	(12,654)
Tax rulings, settlements, and other factors affecting estimates of tax contingencies	—	(5,500)	(10,500)
Nondeductible and other items	(6,413)	4,898	5,207
Foreign tax rate differentials	(1,929)	4,054	3,914
Tax credits	(6,460)	(2,735)	(3,963)
Valuation allowance	(2,924)	(1,972)	(135)
State income taxes, net of federal benefits	3,684	1,218	3,216

Provision for income taxes	$45,898	$53,000	$36,300

The income tax rates for 2004 and 2003 were favorably impacted by the expiration of the statutes of limitations for assessing additional taxes pertaining to the United States and Puerto Rico. As a result of these statutes expiring during each respective year, tax expense was reduced by $32.0 million during 2004 and $18.2 million during 2003. The benefit relating to 2003 was partially offset by changes in our estimates of tax contingencies that occurred during the year as a result of tax rulings, settlements, and other factors, which increased tax expense by $12.7 million. We have included these items within their respective captions on the tax rate reconciliation.

NOTE 4—	DERIVATIVE INSTRUMENTS
A significant portion of our revenue is generated by our international operations. As a result, our financial condition, results of operations, and cash flows can be materially affected by changes in foreign currency exchange rates. We attempt to mitigate this exposure as part of our foreign currency hedging program. The primary goal of our foreign currency hedging program is to reduce the risk of adverse foreign currency movements on the reported financial results of our non-U.S. dollar transactions. To operate this hedging program, we use a combination of foreign currency forwards and foreign currency options. We do not enter into derivative transactions for trading or speculative purposes.
Cash Flow Hedges
We attempt to mitigate the risk that forecasted cash flows associated with revenue denominated in foreign currencies may be adversely affected by changes in foreign currency exchange rates through a combination of foreign currency options and foreign currency forwards. Typically, the maximum length of time over which we hedge our exposure to the variability of forecasted cash flows is 18 months.

We record derivatives designated as cash flow hedges at their estimated fair value within other current assets or other current liabilities. The gains and losses associated with changes in the fair value of the derivatives are included within other comprehensive income (OCI) to the extent that the derivatives are effective in offsetting changes in the value of the forecasted cash flows being hedged. The gains and losses are then reclassified as an adjustment to revenue in the same period that the related forecasted revenue is recognized in the Consolidated Statement of Operations. If a derivative is terminated or discontinued as a hedge, the effective portion of gains and losses to that date is deferred in OCI and subsequently recognized in the Consolidated Statement of Operations in the same period that the related forecasted revenue is recognized. The ineffective portion of the derivatives is immediately recognized as a component of SG&A. As of December 31, 2004, all $23.5 million of the net estimated losses associated with cash flow hedges included within OCI is expected to be reclassified into revenue during the next 12 months.
The fair value of our foreign currency forward contracts used as cash flow hedges is determined utilizing forward rates. The forward rates are defined as the sum of the forward points as quoted by independent pricing services and the spot rates as of the end of the fiscal period. This same methodology is used to assess hedge effectiveness for these forward contracts. There was no material hedge ineffectiveness associated with forward contracts during 2004, 2003, or 2002.
The fair value of our foreign currency options used as cash flow hedges is determined based on a Black-Scholes option pricing model. These options are considered perfectly effective hedges based on the currencies, notional amounts, pricing, and maturity of the options that we utilize. Accordingly, we record all of the changes in the options’ fair value, including changes in the time value of the options, in OCI.
Other Hedges
We also utilize foreign currency forwards, generally with durations of less than two months, to reduce our exposure to foreign currency exchange rate fluctuations in connection with monetary assets and liabilities denominated in foreign currencies. We account for these derivatives in accordance with SFAS No. 52, “Foreign Currency Translation.” We record these forwards at their estimated fair value within other current assets or other current liabilities. Changes in the fair value of these derivatives are immediately recognized as a component of SG&A. We use the same methodology for determining the fair value of these foreign currency forwards as we use for valuing our forward contracts utilized as cash flow hedges.

NOTE 5—	ACCRUED LIABILITIES
Accrued liabilities consist of the following (in thousands):

	2004	2003

Deferred revenue	$152,754	$125,350
Accrued payroll, bonus, and commissions	77,006	86,254
Accrued warranty reserve	44,536	43,676
Deferred compensation	34,456	40,530
Other	225,087	187,862

	$533,839	$483,672

Other accrued liabilities consist of items that are individually less than 5% of total accrued liabilities.

NOTE 6—	LITIGATION
In August 2002, Ted Marx, a former StorageTek employee who was terminated in 2001, filed suit in California State Superior Court (Los Angeles) against us. The complaint contained claims for wrongful termination, wrongful termination in violation of the California Labor Code, breach of the covenant not to terminate without good reason, breach of contract, breach of the covenant of good faith and fair dealing, failure to pay wages under the California Labor Code, and intentional infliction of emotional distress. In September 2003, we filed a motion for summary judgment. In December 2003, the court ruled in our favor on the claim of breach of the covenant not to terminate without good reason. The trial commenced in May 2004. In June 2004, the jury awarded approximately $2.9 million in compensatory damages and

$9.0 million in punitive damages to the plaintiff. In addition, in the first quarter of 2005, the trial court awarded approximately $1.0 million in attorney fees and costs to the plaintiff. We are vigorously seeking to overturn and/or reduce these awards. We have not accrued the damages or the attorney fees for this case, as we do not believe that these amounts represent a loss contingency that meets the definition of probable under SFAS No. 5, “Accounting for Contingencies.”
We are also involved in a number of other pending legal proceedings that arise from time to time in the ordinary course of business. We believe that any liability as a result of adverse outcomes in such proceedings would not have a material adverse effect on our financial condition taken as a whole. However, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on our financial condition or results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in the inability to ship products or components found to have violated third-party patent rights.

NOTE 7—	CREDIT FACILITIES, DEBT, AND LEASE OBLIGATIONS
Credit Facilities
We have a $75.0 million revolving credit facility (the Revolver) that expires in October 2008. The interest rates for borrowing under the Revolver are based upon our Consolidated Leverage Ratio, which is the ratio of Consolidated Funded Indebtedness to rolling four quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA). The rate ranges from the applicable LIBOR plus 1.00% to 2.00% or the agent bank’s base rate plus 0.00% to 1.00%. We pay an annual commitment fee of 0.175% or 0.200% on any unused borrowings based upon the Consolidated Leverage Ratio. The Revolver contains certain financial and other covenants, including limitations on the payment of cash dividends. We had no outstanding borrowings under the Revolver as of December 31, 2004. However, we had letters of credit totaling approximately $850,200 under the Revolver as of December 31, 2004. The Revolver replaces a previous revolving credit facility that expired in October 2004.
Debt
The following table summarizes information related to our debt, which consists of capitalized lease obligations (in thousands):

	2004	2003

Capitalized lease obligations	$12,557	$12,240
Less: Current portion	(1,551)	(1,090)

	$11,006	$11,150

Lease Obligations
Scheduled maturities of capital lease obligations and future minimum rental payments under noncancellable operating leases as of December 31, 2004, are as follows (in thousands):

	Capitalized	Noncancellable
	Lease	Operating Lease
	Obligations	Obligations

2005	$2,170	$32,767
2006	1,902	23,323
2007	1,881	14,969
2008	1,881	10,000
2009	1,881	5,601
Thereafter	5,645	6,548

	15,360	$93,208

Less: Amount representing interest	(2,803)

Present value of capitalized lease obligations (including $1,551 classified as current)	$12,557

Our operating leases are primarily related to sales and administrative offices, customer service and logistics facilities, and equipment leases. Rent expense associated with operating leases was $39.6 million in 2004, $38.6 million in 2003, and $40.1 million in 2002.

NOTE 8—	GUARANTEES AND INDEMNIFICATIONS
In the normal course of business, we are party to a variety of agreements under which we may be obligated to indemnify the other party for certain matters. These obligations typically arise in contracts where we customarily agree to hold the other party harmless against losses arising from a breach of representations or covenants for certain matters such as title to assets and intellectual property rights associated with the sale of products. We also have indemnification obligations to our officers and directors. The duration of these indemnifications varies, and in certain cases, is indefinite. In each of these circumstances, payment by us depends upon the other party making an adverse claim according to the procedures outlined in the particular agreement, which procedures generally allow us to challenge the other party’s claims. In certain instances, we may have recourse against third parties for payments that we make.
We are unable to reasonably estimate the maximum potential amount of future payments under these or similar agreements due to the unique facts and circumstances of each agreement and the fact that certain indemnifications provide for no limitation to the maximum potential future payments under the indemnification. We have not recorded any liability for these indemnifications in the accompanying consolidated balance sheets; however, we accrue losses for any known contingent liability, including those that may arise from indemnification provisions, when the obligation is both probable and reasonably estimable.

NOTE 9—	EARNINGS PER COMMON SHARE
Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common shares.

The computations of the basic and diluted EPS amounts are as follows (in thousands, except per share amounts):

	2004	2003	2002

Net income	$191,023	$148,912	$110,031

Weighted average common shares outstanding:
Basic	109,074	108,135	105,108
Effect of dilutive common stock equivalents	2,169	2,513	2,329

Diluted	111,243	110,648	107,437

Earnings per common share:
Basic	$1.75	$1.38	$1.05
Diluted	$1.72	$1.35	$1.02
Options to purchase 3,583,823 shares of common stock in 2004, 1,042,901 shares of common stock in 2003, and 5,256,268 shares of common stock in 2002 were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock and, therefore, the effect would have been antidilutive.

NOTE 10—	EMPLOYEE BENEFIT AND STOCK-BASED COMPENSATION PLANS
401(k) Plan
We have a defined contribution retirement plan that complies with Section 401(k) of the Internal Revenue Code. Participating U.S. employees may contribute up to 50% of their compensation, subject to certain statutory limitations. We provide a matching contribution equal to 100% of the first 3% of compensation contributed by the participant, and 50% of the next 4% of compensation contributed by the participant, up to a maximum match of 5% of the participant’s compensation each pay period. We made contributions to the 401(k) of $13.9 million in 2004, $13.4 million in 2003, and $13.7 million in 2002.
Stock Option Plans
Under the 2004 Long Term Incentive Plan (2004 Plan) and the 1995 Equity Participation Plan (1995 Plan), we are authorized to issue up to 7,500,000 (2004 Plan) and up to 21,050,000 (1995 Plan) shares of common stock to eligible employees and directors. The plans provide for the issuance of common shares pursuant to stock option exercises, restricted stock grants, other share-based awards, and for the grant of cash awards. As of December 31, 2004, we had 7,500,000 shares available for grant under the 2004 Plan and 1,062,113 shares available for grant under the 95 Plan.
Under the Stock Option Plan for Non-Employee Directors (Director Plan), we are authorized to issue up to 1,560,000 shares of common stock to non-employee directors. The Director Plan provides for the issuance of common shares pursuant to stock option exercises. As of December 31, 2004, we had 376,336 shares available for grant under the Director Plan.
Stock options are granted under the plans with an exercise price equal to the fair market value of our common stock on the date of grant and generally vest over a four-year period. Options may not be exercised prior to vesting. Options granted under the plans generally have a maximum contractual term of ten years from the date of grant, and may be accelerated upon certain events, including death, disability, the attainment of certain performance criteria, or change of control. Stockholders have approved all of our stock option plans.

The following table summarizes stock option activity under our plans:

	2004		2003		2002

		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Shares Under	Exercise	Shares Under	Exercise	Shares Under	Exercise
	Option	Price	Option	Price	Option	Price

Outstanding at beginning of year	10,900,651	$19.40	11,159,906	$17.61	10,393,763	$16.40
Granted	3,699,889	28.84	3,500,645	22.14	2,266,893	22.64
Exercised	(3,265,926)	17.52	(2,842,919)	15.37	(683,499)	13.38
Forfeited/ Expired	(1,191,080)	23.36	(916,981)	20.48	(817,251)	19.80

Outstanding at end of year	10,143,534	22.98	10,900,651	19.40	11,159,906	17.61

Exercisable at end of year	3,154,182	$19.82	4,431,190	$18.84	5,475,189	$18.38

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2004:

	Outstanding			Exercisable

		Weighted Average
		Remaining
Range of	Number of	Contractual	Weighted Average	Number of	Weighted Average
Exercise Prices	Options	Life in Years	Exercise Price	Options	Exercise Price

$0 - $10	17,663	5.9	$9.44	17,663	$9.44
10 - 20	2,193,237	5.8	13.20	1,359,927	13.25
20 - 30	7,630,228	8.0	25.28	1,500,383	22.78
30 - 40	216,626	3.7	34.18	190,429	33.78
40 - 50	85,780	3.4	43.30	85,780	43.30

	10,143,534		$22.98	3,154,182	$19.82

Employee Stock Purchase Plan
We have an employee stock purchase plan (Purchase Plan) that is qualified under Section 423 of the Internal Revenue Code. As of December 31, 2004, we had an aggregate of 3,525,317 common shares reserved for issuance under the Purchase Plan. We are authorized to issue up to 18.2 million shares of common stock to eligible employees. Under the terms of the Purchase Plan, employees may contribute up to 10% of their pay toward the purchase of stock, subject to certain statutory limitations. The purchase price of the stock is equal to 85% of the lower of the stock’s closing price on the first or last day of the six-month offering period. The following table shows the number of shares issued under the Purchase Plan in each of the last three years:

	2004	2003	2002

Shares issued under the Purchase Plan	707,619	855,473	923,632
Restricted Stock
Grants of restricted stock, restricted stock units, and common stock equivalents (collectively, Restricted Stock) are made pursuant to the 1995 and 2004 Plans. These grants are generally issued to employees for no purchase price or for a purchase price equal to the par value of our common stock. Restricted stock typically vests over a four-year period. Vesting may be accelerated upon certain events, including death, disability, the attainment of certain performance criteria, or change of control. Restricted Stock is subject to forfeiture if employment terminates prior to vesting. The fair value of a share of Restricted Stock is calculated based on the market value of our common stock on the grant date, and is recorded as unearned compensation in the Consolidated Balance Sheets. Unearned compensation is recognized ratably over the vesting period, net of forfeitures.

The following table provides information about Restricted Stock under both the 1995 and 2004 Plans:

	2004	2003	2002

Outstanding at beginning of year	905,394	576,308	571,520
Granted	401,004	653,635	277,503
Vested	(160,577)	(244,126)	(198,041)
Forfeited	(100,613)	(80,423)	(74,674)

Outstanding at end of year	1,045,208	905,394	576,308

Weighted average fair value of Restricted Stock granted during the year	$28.90	$21.28	$23.04
NOTE 11—BUSINESS SEGMENTS AND GEOGRAPHIC AREAS
Business Segments
We are organized into two business segments: storage products and storage services. The storage products segment includes sales of tape, disk, network, and other miscellaneous products. The storage services segment includes maintenance and support services, as well as professional services.
The accounting policies for the business segments are the same as those described in the summary of significant accounting polices. We do not have any intersegment revenue, and segment operating performance is evaluated based on gross profit. The aggregate gross profit by segment equals the consolidated gross profit, and we do not allocate research and development costs; SG&A expense; interest income; interest expense; or provision for income taxes to the segments. All of our assets are retained and analyzed at the corporate level and are not allocated to the individual segments. Depreciation and amortization expense is associated with corporate assets and is not separately identifiable within the segments.
The following table shows revenue and gross profit by segment (in thousands):

	2004	2003	2002

Revenue:
Storage products	$1,307,091	$1,336,072	$1,275,941
Storage services	916,909	846,488	763,674

Total revenue	$2,224,000	$2,182,560	$2,039,615

Gross profit:
Storage products	$653,431	$635,345	$575,135
Storage services	400,150	360,664	339,360

Total gross profit	$1,053,581	$996,009	$914,495

The following table provides supplemental financial data regarding revenue from our storage products segment (in thousands):

	2004	2003	2002

Tape products	$1,012,944	$1,031,827	$989,819
Disk products	182,277	170,586	145,792
Network products	75,608	89,579	88,533
Other	36,262	44,080	51,797

Total storage products revenue	$1,307,091	$1,336,072	$1,275,941

Geographic Areas
Revenue and long-lived assets by geographic area are based on the country in which we are legally transacting business. Long-lived assets consist primarily of property, plant, and equipment. Revenue and long-lived assets for Europe and Asia-Pacific are reported in aggregate, as there are no individual countries with revenue or long-lived assets that exceed 10% of the consolidated amounts. Other individual geographic areas account for less than 10% of the consolidated revenue and long-lived assets, and are combined and shown in the table below as “Other.” Revenue and long-lived assets for each geographic area are shown below (in thousands):

	2004	2003	2002

Revenue:
United States(1)	$1,125,244	$1,137,797	$1,143,110
Europe	785,063	722,642	654,035
Asia-Pacific	198,737	209,056	175,414
Other	114,956	113,065	67,056

Total revenue	$2,224,000	$2,182,560	$2,039,615

Long-lived assets:
United States	$152,042	$170,359	$210,451
Europe	26,701	26,086	28,957
Asia-Pacific	9,316	8,462	6,064
Other	5,429	5,692	4,923

Total long-lived assets	$193,488	$210,599	$250,395

(1)	U.S. revenue from unaffiliated customers includes international export sales to customers of $114,105 in 2004, $118,586 in 2003, and $110,395 in 2002, as well as the impacts of foreign currency exchange rate hedging activities.
NOTE 12—QUARTERLY INFORMATION (UNAUDITED)
The consolidated results of operations on a quarterly basis were as follows (in thousands, except per share amounts):

				Earnings per
				Common Share

	Revenue	Gross Profit	Net Income	Basic	Diluted

2004
First quarter	$515,072	$238,203	$23,349	$0.21	$0.21
Second quarter	516,615	237,832	35,627	0.32	0.32
Third quarter	526,486	248,242	42,755	0.39	0.39
Fourth quarter	665,827	329,304	89,292	0.84	0.83

Total	$2,224,000	$1,053,581	$191,023	$1.75	$1.72

2003
First quarter	$479,955	$212,759	$16,454	$0.15	$0.15
Second quarter	527,263	237,666	30,106	0.28	0.27
Third quarter	520,260	237,068	31,007	0.29	0.28
Fourth quarter	655,082	308,516	71,345	0.65	0.64

Total	$2,182,560	$996,009	$148,912	$1.38	$1.35

Earnings per common share (EPS) in each quarter is computed using the weighted average number of shares outstanding during that quarter while EPS for the full year is computed using the weighted average number of shares outstanding during the year. Therefore, the sum of the four quarters’ EPS may not equal the full year EPS.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND      FINANCIAL DISCLOSURES
None.
ITEM 9A.     CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that material information relating to StorageTek, including our consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of senior management and the Board of Directors.
Based on their evaluation as of December 31, 2004, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.
Additional information required to be furnished pursuant to this item is set forth under the captions “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm,” which are filed as part of this report under Item 8 on page 26 and 27, respectively.
Changes in Internal Control
There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
ITEM 9B.     OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The following persons were serving as our directors as of March 4, 2005.

Name	Position

James R. Adams	Director, Texas Instruments, a semiconductor, tools, and software company
Charles E. Foster	Director of Amdocs Limited, a provider of software products and services to the communications industry, and an advisory director to the San Antonio office of JPMorgan Chase & Co., a global financial services firm
Mercedes Johnson	Former Senior Vice President, Finance, & Chief Financial Officer, Lam Research Corporation, a semiconductor processing equipment company
William T. Kerr	Chairman and Chief Executive Officer, Meredith Corporation, a media and marketing company
Robert E. Lee	President, Glacier Properties, Inc., a private investment firm
Patrick J. Martin	Chairman of the Board, President, and Chief Executive Officer of StorageTek
Judy C. Odom	Director, Leggett & Platt, Inc., a diversified manufacturer for products used in homes, offices, retail stores, and automobiles, and Harte-Hanks, Inc, a worldwide direct and targeted marketing company
The following persons were serving as our executive officers as of March 4, 2005.

Name	Position

Eula L. Adams	Vice President, Global Services
Jon H. Benson	Vice President and General Manager, Automated Tape Solutions
Pierre J. Cousin	Corporate Vice President, Research, Development, and Engineering
Angel P. Garcia	Corporate Vice President, International Operations
Roger C. Gaston	Corporate Vice President, Human Resources
Robert S. Kocol	Corporate Vice President and Chief Financial Officer
Patrick J. Martin	Chairman of the Board, President, and Chief Executive Officer
Michael R. McLay	Vice President, Global Accounts
Roy G. Perry	Corporate Vice President, Global Supply Chain, Manufacturing, Logistics, and Quality Processes
Mark Roellig	Vice President, General Counsel and Secretary
Brenda J. Zawatski	Vice President, General Manager, Information Lifecycle Management Solutions
The information concerning our directors required by this Item 10, including the Audit Committee Financial Expert, is incorporated by reference to the information set forth under the captions “Board of Directors and Committees” and “Proposal 1. To Elect Seven Directors” in our definitive proxy statement relating to the annual meeting of stockholders to be held on April 27, 2005 (the “2005 Proxy Statement”). The information concerning our executive officers required by this Item is incorporated by reference to the information set forth under the caption “Executive Officers” in the 2005 Proxy Statement.
The information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, required by this Item 10 is incorporated by reference to the information set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement.
The information concerning our code of ethics is incorporated by reference to the information set forth under the caption “Corporate Governance” in the 2005 Proxy Statement.

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this Item 11 is incorporated by reference to the information under the captions “Compensation of Executive Officers” and “Board of Directors and Committees” in the 2005 Proxy Statement.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by this Item 12 is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in the 2005 Proxy Statement.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this Item 13 is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” in the 2005 Proxy Statement.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is incorporated by reference to the information under the caption “Proposal 2. To Ratify the Selection of the Independent Registered Public Accounting Firm” in the 2005 Proxy Statement.

PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report:
1. Financial Statements:

Page

Management’s Report on Internal Control Over Financial Reporting	26
Report of Independent Registered Public Accounting Firm	27
Consolidated Balance Sheets at December 31, 2004, and December 26, 2003	28
Consolidated Statements of Operations for the Years Ended December 31, 2004, December 26, 2003, and December 27, 2002	29
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, December 26, 2003, and December 27, 2002	30
Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2004, December 26, 2003, and December 27, 2002	31
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2004, December 26, 2003, and December 27, 2002	32
Notes to Consolidated Financial Statements	33
Subsidiaries of Registrant
Consent of PricewaterhouseCoopers LLP
Certification Pursuant to Section 302
Certification Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906
2. Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.
3. Exhibits:
The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated by reference into this Annual Report on Form 10-K:

3.1		Restated Certificate of Incorporation of Storage Technology Corporation dated July 28, 1987 (previously filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.2		Certificate of Amendment dated May 22, 1989, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.3		Certificate of Second Amendment dated May 28, 1992, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.3 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.4		Certificate of Third Amendment dated May 21, 1999, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 1999, filed on August 9, 1999, and incorporated herein by reference)

3.5		Restated Bylaws of Storage Technology Corporation, as amended through November 16, 2002 (previously filed as Exhibit 3.5 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

4.1		Specimen Certificate of Common Stock, $0.10 par value of Registrant (previously filed as Exhibit(c)(2) to our Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference)

10	.1(1)	Storage Technology Corporation Amended and Restated 1987 Employee Stock Purchase Plan, as amended through May 21, 2003 (previously filed as Exhibit 4.6 to our Registration Statement on Form S-8 (Registration No. 333-106930) filed on July 10, 2003, and incorporated herein by reference)

10	.2(1)	Storage Technology Corporation Amended and Restated 1995 Equity Participation Plan, as amended through May 20, 2004 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2004, filed on August 3, 2004, and incorporated herein by reference)

10	.3(1)	Storage Technology Corporation 2004 Long Term Incentive Plan (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2004, filed on August 3, 2004, and incorporated herein by reference)

10	.4(1)	Storage Technology Corporation Management by Objective Bonus Plan (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10	.5(1)	Storage Technology Corporation 2004 Performance-Based Incentive Plan (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2004, filed on August 3, 2004, and incorporated herein by reference)

10	.6(1)	Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)

10	.7(1)	Storage Technology Corporation Flexible Option Plan, dated December 2001 (previously filed as Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10	.8(1)	Severance Agreement, dated as of July 1, 2001, between StorageTek and Robert S. Kocol (previously filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10	.9(1)	Offer Letter, dated May 10, 2001, from StorageTek to Michael McLay (previously filed as Exhibit 10.17 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10	.10(1)	Offer Letter, dated February 9, 2001, from StorageTek to Roger Gaston (previously filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10	.11(1)	Offer Letter, dated July 16, 2001, from StorageTek to Roy Perry (previously filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10	.12(1)	Offer Letter, dated June 27, 2001, from StorageTek to Angel Garcia (previously filed as Exhibit 10.29 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10	.13(1)	Form of Executive Severance Agreement (previously filed as Exhibit 10.32 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.14		Master Services Agreement (MSA), between each of StorageTek, Electronic Data Systems Corporation, and EDS Information Services L.L.C., dated as of April 1, 2002 (previously filed as Exhibit 10.33 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.15		Authorization Letter #1 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.34 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.16		Authorization Letter #2 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.17		Master Secondary Storage Services Agreement, between StorageTek and Electronic Data Systems Corporation, dated March 29, 2002 (previously filed as Exhibit 10.36 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10	.18(1)	Offer Letter, dated June 25, 2002, between StorageTek and Mark Roellig (previously filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2002, filed on August 12, 2002, and incorporated herein by reference)

10	.19(1)	Form of Indemnification Agreement, dated as of November 22, 2002, between StorageTek and each director (previously filed as Exhibit 10.31 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein

10	.20(1)	Offer Letter, dated November 12, 2002, between StorageTek and Pierre Cousin (previously filed as Exhibit 10.33 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10	.21(1)	Agreement, dated December 1, 2002, between StorageTek and Pierre Cousin (previously filed as Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10	.22(1)	Amended and Restated CEO Employment Agreement, dated March 27, 2003, between StorageTek and Patrick J. Martin (previously filed as Exhibit 10.36 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003, filed on May 9, 2003, and incorporated herein by reference)

10	.23(1)	Form of Executive Agreement, dated as of February 12, 2003, between StorageTek and each executive officer (previously filed as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003, filed on May 9, 2003, and incorporated herein by reference)

10.24		Letter, dated July 24, 2003, from StorageTek to Bank of America, N.A. (previously filed as Exhibit 10.32 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2003, filed on August 8, 2003, and incorporated herein by reference)

10	.25(1)	Offer Letter, dated December 12, 2003, between StorageTek and Mark Ward (previously filed as Exhibit 10.30 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2004, filed on May 5, 2004, and incorporated herein by reference)

10	.26(1)	Offer Letter, dated March 1, 2004, between StorageTek and Eula Adams (previously filed as Exhibit 10.31 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2004, filed on May 5, 2004, and incorporated herein by reference)

10	.27(1)	Credit Agreement, dated as of October 15, 2004, among StorageTek, the several financial institutions thereto, Bank of America, N.A., as L/ C Issuer and Administrative Agent for the Banks, and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager (previously filed in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2004, filed on November 1, 2004 and incorporated herein by reference)

10	.28(1)	Amended and Restated form of Stock Option Agreement for use in connection with the Amended and Restated 1995 Equity Participation Plan (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2004, and incorporated herein by reference)

10	.29(1)	Amended and Restated form of Restricted Stock Agreement for use in connection with the Amended and Restated 1995 Equity Participation Plan (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on December 21, 2004, and incorporated herein by reference)

10	.30(1)	Amended and Restated form of Stock Option Agreement for use in connection with StorageTek’s 2004 Long Term Incentive Plan (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on December 21, 2004, and incorporated herein by reference)

10	.31(1)	Amended and Restated form of Restricted Stock Agreement for use in connection with StorageTek’s 2004 Long Term Incentive Plan (previously filed as Exhibit 10.4 to our Current Report on Form 8-K, filed on December 21, 2004, and incorporated herein by reference)

10	.32(1)	Amended and Restated form of Restricted Stock Unit Agreement for use in connection with StorageTek’s 2004 Long Term Incentive Plan (previously filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on December 21, 2004, and incorporated herein by reference)

10	.33(1)	Offer Letter, dated January 27, 2005, between StorageTek and Brenda Zawatski (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on February 2, 2005, and incorporated herein by reference)

10	.34(1)	Amended and Restated form of Restricted Stock Agreement for use in connection with the Amended and Restated 1995 Equity Participation Plan (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on February 14, 2005, and incorporated herein by reference)

10	.35(1)	Amended and Restated form of Restricted Stock Agreement for use in connection with StorageTek’s 2004 Long Term Incentive Plan (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on February 14, 2005, and incorporated herein by reference)

21	.1(2)	Subsidiaries of registrant

23	.1(2)	Consent of PricewaterhouseCoopers LLP

31	.1(2)	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2(2)	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.2(2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Contract or compensatory plan or arrangement in which directors and/or officers participate

(2)	Indicates exhibit filed with this Annual Report on Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

STORAGE TECHNOLOGY CORPORATION
Dated: March 16, 2005

By:	/s/ Patrick J. Martin

Patrick J. Martin
Chairman of the Board,
President, Chief Executive Officer,
and Director (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Patrick J. Martin Patrick J. Martin	Chairman of the Board, President, Chief Executive Officer, and Director (Principal Executive Officer)	March 16, 2005

/s/ Robert S. Kocol Robert S. Kocol	Corporate Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2005

/s/ Thomas G. Arnold Thomas G. Arnold	Vice President and Corporate Controller (Principal Accounting Officer)	March 16, 2005

/s/ James R. Adams James R. Adams	Director	March 16, 2005

/s/ Charles E. Foster Charles E. Foster	Director	March 16, 2005

/s/ Mercedes Johnson Mercedes Johnson	Director	March 16, 2005

/s/ William T. Kerr William T. Kerr	Director	March 16, 2005

/s/ Robert E. Lee Robert E. Lee	Director	March 16, 2005

/s/ Judy C. Odom Judy C. Odom	Director	March 16, 2005