Form 10-Q
period 2005-04-01
STORAGE TECHNOLOGY CORP
filed 2005-05-10
CIK 94673

Use this link to rapidly review the document
Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2005
or
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

The registrant had 107,315,018 shares of common stock outstanding as of May 2, 2005.

STORAGE TECHNOLOGY CORPORATION
INDEX TO FORM 10-Q
April 1, 2005

  STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	04/01/05	12/31/04
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,000,403	$853,410
Short-term investments	105,117	281,028
Accounts receivable	432,027	519,273
Inventories	134,369	123,459
Deferred income tax assets	166,840	174,253
Other current assets	4,425	1,062

Total current assets	1,843,181	1,952,485

Long-term investments	45,591	48,408
Property, plant, and equipment	180,720	177,371
Spare parts for maintenance	50,309	49,048
Deferred income tax assets	46,475	46,569
Other assets	142,170	133,960

Total assets	$2,308,446	$2,407,841

LIABILITIES
Current liabilities:
Current portion of long-term debt	$1,318	$1,551
Accounts payable	105,950	121,019
Accrued liabilities	486,106	533,839
Income taxes payable	231,617	239,253
Other current liabilities	22,715	59,365

Total current liabilities	847,706	955,027

Long-term debt	10,263	11,006

Total liabilities	857,969	966,033

Commitments and contingencies (Note 4 and 8)

STOCKHOLDERS' EQUITY
Common stock, $0.10 par value, 300,000,000 shares authorized;
114,621,988 shares issued at April 1, 2005, and
112,875,937 shares issued at December 31, 2004	11,462	11,288
Capital in excess of par value	1,065,479	1,019,101
Retained earnings	623,520	600,095
Accumulated other comprehensive loss	(27,374)	(38,772)
Treasury stock, 7,214,516 shares at April 1, 2005,
and 5,448,350 shares at December 31, 2004, at cost	(190,718)	(134,148)
Unearned compensation	(31,892)	(15,756)

Total stockholders' equity	1,450,477	1,441,808

Total liabilities and stockholders' equity	$2,308,446	$2,407,841

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Quarter Ended
	04/01/05	03/26/04
Revenue:
Storage products	$266,202	$294,606
Storage services	233,054	220,466

Total revenue	499,256	515,072

Cost of revenue:
Storage products	131,396	149,619
Storage services	133,284	127,250

Total cost of revenue	264,680	276,869

Gross profit	234,576	238,203

Research and development costs	47,371	48,502
Selling, general, and administrative expense	164,645	162,685

Operating profit	22,560	27,016

Interest income	7,176	3,181
Interest expense	(219)	(377)

Income before income taxes	29,517	29,820

Provision for income taxes	(6,092)	(6,471)

Net income	$23,425	$23,349

EARNINGS PER COMMON SHARE

Earnings per share:

Basic	$0.22	$0.21

Diluted	$0.22	$0.21

Weighted average shares:

Basic	106,070	110,551

Diluted	108,532	113,353

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Quarter Ended
	04/01/05	03/26/04
OPERATING ACTIVITIES
Cash received from customers	$576,374	$569,589
Cash paid to suppliers and employees	(521,580)	(493,952)
Interest received	5,859	2,634
Interest paid	(194)	(307)
Income taxes paid	(8,609)	(7,516)

Net cash provided by operating activities	51,850	70,448

INVESTING ACTIVITIES
Purchases of investments	(27,050)	(151,700)
Proceeds from sale of investments	205,460	125,665
Purchases of property, plant, and equipment	(19,704)	(14,738)
Proceeds from sale of property, plant, and equipment	46	11
Other assets	(4,207)	(25,602)

Net cash provided (used in) investing activities
	154,545	(66,364)

FINANCING ACTIVITIES
Repurchases of common stock	(56,570)	(29,190)
Proceeds from employee stock plans	23,915	27,788
Proceeds from other debt	647	416
Repayments of other debt	(978)	(491)

Net cash used in financing activities	(32,986)	(1,477)

Effect of exchange rate changes on cash	(26,416)	(16,265)

Increase in cash and cash equivalents	146,993	(13,658)
Cash and cash equivalents - beginning of the period	853,410	727,354

Cash and cash equivalents - end of the period	$1,000,403	$713,696

RECONCILIATION OF NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
Net income	$23,425	$23,349
Depreciation and amortization expense	18,400	20,117
Inventory writedowns	4,814	2,862
Translation loss	8,028	8,981
Other non-cash adjustments to income	25,597	29,120
(Increase) decrease in assets:
Accounts receivable	77,118	54,517
Inventories	(12,445)	7,144
Other current assets	(8,975)	2,449
Spare parts	(6,589)	(6,032)
Deferred income tax assets	195	(384)
Increase (decrease) in liabilities:
Accounts payable	(14,100)	(27,191)
Accrued liabilities	(37,925)	(11,297)
Other current liabilities	(17,865)	(25,326)
Income taxes payable	(7,828)	(7,861)

Net cash provided by operating activities	$51,850	$70,448

The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands)

					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of	Retained	Comprehensive	Treasury	Unearned
	Issued	Stock	Par Value	Earnings	Income (Loss)	Stock	Compensation	Total
Balances, December 31, 2004	112,876	$11,288	$1,019,101	$600,095	$(38,772)	$(134,148)	$(15,756)	$1,441,808

Components of comprehensive
income:
Net income	--	--	--	23,425	--	--	--	23,425
Other comprehensive income	--	--	--	--	11,398	--	--	11,398

Total comprehensive income	--	--	--	23,425	11,398	--	--	34,823

Shares issued upon exercise of
stock options	1,237	124	24,288	--	--	--	--	23,352
Shares repurchased under stock
repurchase program	--	--	--	--	--	(56,570)	--	(56,570)
Restricted stock activity	570	57	18,933	--	--	--	(16,136)	2,854
Other	(61)	(7)	3,217	--	--	--	--	3,210

Balances, April 1, 2005	114,622	$11,462	$1,065,479	$623,520	$(27,374)	$(190,718)	$(31,892)	$1,450,477

        The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Quarter Ended
	04/01/05	03/26/04
Net income	$23,425	$23,349

Other comprehensive income:
Foreign currency hedging contracts:
Net gain on foreign currency cash flow hedges, net of tax expense of
$4,111 and $583	6,540	928
Reclassification adjustment for net losses included in net income, net of
tax benefit of $3,315 and $3,457	5,274	5,499
Unrealized gain (loss) on marketable securities:
Holding gain (loss), net of tax expense (benefit) of $(147) and $142	(234)	301
Reclassification adjustment for net gains included in net income, net of
tax expense of $78 and $415	(182)	(751)

Other comprehensive income	11,398	5,977

Comprehensive income	$34,823	$29,326

        The accompanying notes are an integral part of the consolidated financial statements.

STORAGE TECHNOLOGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PREPARATION

The accompanying interim consolidated financial statements of Storage Technology Corporation and our wholly owned subsidiaries (collectively referred to as StorageTek, we, our, and us) have been prepared on substantially the same basis as our annual consolidated financial statements and should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004. In our opinion, the interim consolidated financial statements reflect all adjustments necessary for the fair presentation of results for the periods presented, and such adjustments are of a normal, recurring nature.

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications include our presentation of auction rate securities. We have made reclassifications to our consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. As a result of these reclassifications, net cash used in investing activities increased $48.0 million for the first quarter of 2004. This change in reclassification does not affect previously reported cash flows from operations, cash flows from financing activities, or consolidated statements of operations for any period.

The consolidated results for interim periods are not necessarily indicative of expected results for the full fiscal year.

NOTE 2 – STOCK-BASED COMPENSATION PLANS

We account for stock-based compensation plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based compensation reflected in net income is related to restricted stock.

The following table illustrates the pro forma effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

	Quarter Ended
	04/01/05	03/26/04
Net income, as reported	$23,425	$23,349

Add: Stock-based compensation expense included in
reported net income, net of related tax effects	1,918	1,256

Deduct: Total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	(7,938)	(4,194)

Pro forma net income	$17,405	$20,411

Earnings per share:
Basic, as reported	$0.22	$0.21
Basic, pro forma	$0.16	$0.18

Diluted, as reported	$0.22	$0.21
Diluted, pro forma	$0.16	$0.18

NOTE 3 — INVENTORIES

Inventories, net of associated reserves, consist of the following (in thousands):

	04/01/05	03/26/04
Raw materials	$28,985	$26,567
Work-in-process	27,770	21,341
Finished goods	77,614	75,551

	$134,369	$123,459

NOTE 4 — LITIGATION

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

We are also involved in a number of other pending legal proceedings that have come up in the ordinary course of business. We believe that any liability as a result of adverse outcomes in such proceedings would not have a material adverse effect on our financial condition taken as a whole. However, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on our financial condition or results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in the inability to ship products or components found to have violated third-party patent rights.

NOTE 5 — CREDIT FACILITIES

We have a $75.0 million unsecured revolving credit facility (the Revolver) that expires in October 2008. The interest rates for borrowing under the Revolver are based upon our Consolidated Leverage Ratio, which is the ratio of Consolidated Funded Indebtedness to rolling four quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA). The rate ranges from the applicable LIBOR plus 1.00% to 2.00% or the agent bank’s base rate plus 0.00% to 1.00%. We pay an annual commitment fee of 0.175% or 0.200% on any unused borrowings based upon the Consolidated Leverage Ratio. The Revolver contains certain financial and other covenants, including limitations on the payment of cash dividends. We had no outstanding borrowings under the Revolver as of April 1, 2005. However, we had letters of credit totaling approximately $850,200 under the Revolver as of April 1, 2005.

NOTE 6 — OPERATIONS OF BUSINESS SEGMENTS

StorageTek is organized into two reportable business segments based on the definitions provided in SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”: storage products and storage services. The storage products segment includes sales of tape, disk, network, and other miscellaneous products. The storage services segment includes maintenance and support services, as well as professional services.

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

	Quarter Ended
	04/01/05	03/26/04
Revenue:
Storage products	$266,202	$294,606
Storage services	233,054	220,466

Total revenue	$499,256	$515,072

Gross profit:
Storage products	$134,806	$144,987
Storage services	99,770	93,216

Total gross profit	$234,576	$238,203

The following table provides supplemental financial data regarding revenue from the Company’s storage products segment (in thousands):

	Quarter Ended
	04/01/05	03/26/04
Tape products	$211,898	$233,089
Disk products	32,491	44,218
Network products	12,798	17,014
Other	9,015	10,285

Total storage products revenue	$266,202	$294,606

NOTE 7 – EARNINGS PER COMMON SHARE

The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended
	04/01/05	03/26/04
Net income	$23,425	$23,349

Weighted average common shares outstanding:
Basic	106,070	110,551
Effect of dilutive common stock equivalents	2,462	2,802

Diluted	108,532	113,353

Earnings per common share:
Basic	$0.22	$0.21
Diluted	$0.22	$0.21

For the quarters ended April 1, 2005, and March 26, 2004, options to purchase 259,702 and 3,633,948 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock, and therefore, the effect would have been antidilutive.

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

	Quarter Ended
	04/01/05	03/26/04
Balance at beginning of period	$44,536	$43,676
Accruals for warranties issued	11,544	9,478
Adjustments to warranties	62	(3,723)
Amortization	(16,997)	(13,671)

Balance at end of period	$39,145	$35,760

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that the above items be recognized as current-period charges, regardless of whether they meet the criterion of abnormal. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by us in the first quarter of fiscal 2006. We do not expect SFAS No. 151 to have a material impact on our financial condition or results of operations.

In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. In April 2005, the SEC approved a delay in the effective date of SFAS 123R. As a result of this delay, we are required to adopt SFAS No.123R no later than the first quarter of fiscal 2006. We are currently evaluating the impact of SFAS No. 123R on our financial position and results of operations, as well as the timing and method of adoption of SFAS No. 123R. In addition, we have not determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123. See “Stock-Based Compensation Plans” above for information related to the pro forma effects on our net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

In December 2004, the FASB issued two Staff Positions (FSPs) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the Act) that was signed into law on October 22, 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP FAS 109-1 (FSP 109-1); the second is FSP FAS 109-2 (FSP 109-2). In FSP 109-1, the FASB concludes that the tax relief from the Act associated with a special tax deduction for domestic manufacturing should be accounted for as a “special deduction” instead of a tax rate reduction. FSP 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment of repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” However, a company must provide certain disclosures if it chooses to utilize the additional time granted by the FASB. We are evaluating the impact, if any, these FSPs may have on our consolidated financial statements.

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

FIRST QUARTER 2005 FINANCIAL OVERVIEW

Financial Results

While we grew net income on a year-over-year basis, this was not the quarter that we expected to deliver. Our $499.3 million of total revenue for the quarter was down 3% compared to the same period last year, and down 6% after adjusting to reflect constant currencies. Our product revenues were down 10%, offset by a 6% increase in service revenue. Within services, our product support and multi-vendor support grew 4% on a year-over-year basis. Professional services grew approximately 15% compared to the first quarter of 2004, continuing a trend of increasing contribution to total service revenue. We experienced revenue declines in all of our geographies except for Latin America, where we saw a 29% increase in revenue. Our North America revenues decreased 8%, European revenues decreased 1%, and Asia-Pacific revenues decreased 8%. We believe most of the revenue shortfall we experienced was due to direct sales transactions that have been pushed out into subsequent quarters. We had solid gross profit margins in both storage products and storage services, and operating expenses were relatively flat to last year. Our operating profit decreased 16%, and net income was relatively flat to last year.

Financial Position and Liquidity

We maintained a strong balance sheet during the first quarter of 2005. Total cash and investments were approximately $1.2 billion. We repurchased another $56.6 million of stock in the first quarter through our stock repurchase program, and we generated $51.9 million in cash flows from operations. Days sales outstanding for the first quarter of 2005 was 79 days, a 6-day improvement compared to the first quarter of 2004. Our inventory levels increased to $134.4 million during the quarter, primarily due to inventory build associated with the sales transactions that were pushed out into subsequent quarters. Our operations continue to be self-funded and our debt-to-capitalization ratio remains constant at 1%.

FINANCIAL OUTLOOK

Our primary challenge is to grow revenue in order to increase operating margins and profitability. In the first quarter, we found that the IT market continued to be unstable, as it has been for the past few years. Consequently, we now believe that our revenue growth for the full year 2005 will be in the 2 to 4% range as compared to 2004. Although our indirect channel sales as a percent of total sales rose to 57% for the current quarter, we believe that the indirect channel sales percentage will decrease back to the normal 45 to 50% range for the year.

Our storage products gross profit margins were better than we expected for the first quarter of 2005. We believe that the combination of new product offerings aimed at the small and medium library markets and an expected increase in the indirect channel sales mix will result in an annualized product margin similar to or perhaps slightly below the 2004 level. With respect to storage services gross profit margins, we expect professional services to become a larger percentage of total services revenue in 2005, and these services typically do not carry the same level of gross profit margin as product support services. Accordingly, our total storage services gross profit margin may be negatively impacted by further success in growing our professional services revenue, although we believe that service margins for 2005 will be relatively flat to 2004.

We believe that research and development expenditures will be approximately $50.0 million per quarter for the rest of 2005, and we expect that selling, general, and administrative expense (SG&A) as a percentage of total revenue will be approximately 28% for 2005. Based on current estimates, we believe that our effective tax rate in 2005 will be approximately 21%, slightly better than we had previously anticipated. We anticipate that we can generate pre-tax income of approximately $260 million during 2005 and increase earnings per share during 2005 by close to 10% over the prior year.

We believe that our strong balance sheet and cash flows will continue to be a competitive advantage for us throughout 2005. Based on these strengths, as well as the key product launches we have planned for 2005, we believe that we are firmly positioned to take advantage of the opportunities created by the ever increasing storage demands placed on our customers.

For a discussion of some of the risks and uncertainties that impact our business, see “FACTORS THAT MAY AFFECT FUTURE RESULTS” in this Item 2.

SELECTED CONSOLIDATED STATEMENT OF OPERATIONS DATA

The following table presents Consolidated Statements of Operations data stated as a percentage of total revenue, except for segment gross profit, which is stated as a percentage of the applicable segment revenue. The table also presents the percentage change based on the dollar amounts of each of the items.

			Percentage
			Increase (Decrease)
			Based on Dollar
	Quarter Ended		Amounts
	04/01/05	03/26/04	Q1 2005 vs. Q1 2004
Revenue:
Storage products	53.3%	57.2%	(9.6)%
Storage services	46.7	42.8	5.7

Total revenue	100.0%	100.0%	(3.1)%

Gross profit:
Storage products	50.6%	49.2%	(7.0)%
Storage services	42.8	42.3	7.0

Total gross profit	47.0	46.3	(1.5)

Operating expenses:
Research and development costs	9.5	9.4	(2.3)
Selling, general, and administrative expenses	33.0	31.6	1.2

Operating profit	4.5	5.3	(16.5)

Interest income	1.4	0.6	125.6
Interest expense	(0.0)	(0.1)	(41.9)

Income before income taxes	5.9	5.8	(1.0)

Provision for income taxes	1.2	1.3	(5.9)

Net income	4.7%	4.5%	0.3%

The following table presents supplemental data for storage products revenue stated as a percentage of total storage products revenue, and the percentage change based on the dollar amounts of each of the items.

			Percentage
			Increase (Decrease)
			Based on Dollar
	Quarter Ended		Amounts
	04/01/05	03/26/04	Q1 2005 vs. Q1 2004
Supplemental data - storage products revenue
Tape products	79.6%	75.7%	(5.0)%
Disk products	12.2	15.0	(26.5)
Network products	4.8	5.8	(24.8)
Other	3.4	3.5	(12.3)

Total storage products revenue	100.0%	100.0%	(9.6)%

RESULTS OF OPERATIONS

Storage Products—Revenue and Gross Profit Margin

Our storage products revenue primarily consists of sales of tape, disk, and network products, including related software, for the mainframe and open-systems markets. The open-systems market consists of products designed to operate in the UNIX, NT, and other non-MVS operating environments.

Storage products revenue decreased in the first quarter of 2005, compared to the same period in 2004, primarily due to a decrease in tape and disk product sales. A number of customer orders were delayed at the end of the quarter, including some of our Information Lifecycle Management (ILM) solutions. An increase in tape automation sales was more than offset by lower sales of tape drives. We believe the tape drive revenue decrease was primarily due to the migration of existing drives to new libraries. We expect that tape drive revenue will begin to increase once the migration has occurred and as customers look to upgrade their existing drives to newer technology.

Storage products gross profit margin increased in the first quarter of 2005, compared to the same period in 2004, primarily due to a shift in product mix toward our tape automation and virtual software products, which typically sell at higher margins than our disk and network products. Operational efficiencies and ongoing cost reduction activities further contributed to the improved product margins. Product mix, channel mix, and further operational efficiencies are key factors that affect our storage products gross profit margin.

Storage Services—Revenue and Gross Profit Margin

Our storage services revenue primarily consists of revenue associated with the maintenance and support of StorageTek products and third-party storage products, as well as professional services revenue associated with various storage consulting activities.

Storage services revenue increased in the first quarter of 2005, compared to the same period in 2004, primarily due to a 4% increase in maintenance and support services revenue. We also had continued strong revenue growth from professional service offerings. Professional services revenue accounted for approximately 12% of total storage services revenue in the first quarter of 2005, compared to 11% for the same period in 2004.

Storage services gross profit margin remained largely unchanged in the first quarter of 2005, compared to the same period in 2004. We believe that the mix of services will continue to shift to more professional services. If professional services become a greater portion of our service revenue, we expect that the resulting change in our services mix would adversely impact our storage services gross profit margin, as professional services typically carry lower margins than our traditional maintenance offerings.

RESEARCH AND DEVELOPMENT

Research and development costs decreased in the first quarter of 2005, compared to the first quarter of 2004, partly due to minimal prototype material for new product launches. With significant product launch activity on the forefront, we anticipate that research and development costs will increase to approximately $50.0 million per quarter for the remainder of 2005. We continue to focus on improving research and development productivity, increasing strategic alignment to support our ILM strategy, and reducing non-essential spending.

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE

Selling, general, and administrative expense (SG&A) was similar to last year’s levels, with the increase primarily due to the additional investments we made in sales personnel as part of our ongoing efforts to increase revenue. As we make investments in sales resources with a focus on revenue growth, we also continue to evaluate our expenses to identify opportunities where we can become more efficient and effective. We believe that SG&A expense for the full year of 2005 will be approximately 28%, consistent with the 2004 level.

INTEREST INCOME AND EXPENSE

Net interest income for the first quarter of 2005 increased significantly compared to the same period in 2004, primarily due to increases in interest rates and a higher cash and investments balance. See “LIQUIDITY AND CAPITAL RESOURCES” for further discussion of our debt and financing arrangements.

INCOME TAXES

Our effective tax rate was 20.6% for the first quarter of 2005, compared to 21.7% for the same period in 2004. The decrease was primarily due to a shift in the anticipated income projections attributable to different taxing jurisdictions that have varying tax rates. We continue to recognize significant tax benefits associated with our manufacturing operations in Puerto Rico.

We expect the effective tax rate in the first quarter of 2005 to be in effect for the full year based on currently available information. Our effective tax rate may be impacted by a variety of factors, including the overall effectiveness of our global manufacturing strategies, tax legislation, and changes in our estimates regarding the resolution of open tax matters. As described below, we are in the process of evaluating whether to repatriate foreign earnings pursuant to the repatriation provision of the American Jobs Creation Act of 2004 (AJCA). If we decide to repatriate foreign earnings, we expect that our effective tax rate for 2005 would increase.

The AJCA, enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the repatriated foreign earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the AJCA must be satisfied as well. For us, the one-year period during which the qualifying distributions can be made is fiscal 2005.

We are in the process of evaluating whether to repatriate foreign earnings pursuant to the repatriation provision of the AJCA. As of today, uncertainty remains as to how to interpret many of those provisions. As such, we do not expect to be able to complete our evaluation until after Congress or the Treasury Department has provided additional clarifying language on key elements of those provisions. We expect to complete the evaluation of the effects of the repatriation provision within a reasonable period of time following the publication of the additional clarifying language. The range of reasonably possible amounts of unremitted earnings that we are currently considering for repatriation pursuant to the AJCA is from $0 to $500 million. The related potential range of income tax expense which would result from repatriation is currently estimated to be between $0 and $2.6 million. These amounts exclude amounts that have been previously recognized in the financial statements.

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

Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, we have determined that we will more likely than not realize $213.3 million of deferred income tax assets as of April 1, 2005. Our valuation allowance of approximately $22.6 million as of April 1, 2005, relates principally to foreign net operating loss carryforwards.

CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS

Our critical accounting estimates and assumptions are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. We have made no material changes to those policies during the three months ended April 1, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

The following table summarizes our cash flows from continuing operations (in thousands):

	Quarter Ended
	04/01/05	03/26/04
Operating activities	$51,850	$70,448
Investing activities	154,545	(66,364)
Financing activities	(32,986)	(1,477)

Our cash and cash equivalents balance increased $147 million during the first quarter of 2005, primarily due to an increase in cash provided by investing activities. This increase was primarily due to the net sale of approximately $176 million of auction rate securities during the quarter.

We believe the decrease in operating cash flows as compared to the prior year is largely due to inventory build associated with sales transactions that were pushed out into subsequent quarters. Our financing activities for the first quarter of 2005 include the use of $56.6 million of cash to purchase shares of our stock under the publicly announced share repurchase program, which was partially offset by $23.9 million of proceeds from employee stock plans.

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

If we decide to repatriate foreign earnings under the AJCA, our liquidity in the United States would increase, although use of the additional liquidity would be restricted by the domestic reinvestment plan required under the AJCA. There would be a corresponding reduction in liquidity in our foreign subsidiaries.

Our stock repurchase program allows us to acquire up to $500.0 million of our common stock. As of April 1, 2005, we had $309.3 million available to repurchase shares under the program. At the current pace of our common stock repurchases, we would exhaust the current repurchase authorization near the middle of next year. We intend to fund future purchases of our common stock under our share repurchase program through cash on hand and cash flows from operations. We continue to review and evaluate alternative uses for our cash, including additional stock repurchases, potential acquisitions, and investments in our business.

FACTORS THAT MAY AFFECT FUTURE RESULTS

We may be materially affected by global economic and political conditions

Our ability to generate revenue growth during the last several years was adversely affected by a difficult global economy as customers delayed their purchase decisions, reduced their information technology spending budgets, increased their purchase authorization approval requirements, and reduced their capital expenditures by maximizing the current capacities of their data storage equipment. These factors continued to persist during the first quarter of 2005 and contributed to a shortfall in revenue and profits relative to our expectations. We expect this global economic trend to continue, and we are sustaining our cost-saving measures to help mitigate the adverse effects of this trend on our business. We cannot provide any assurance that a prolonged weakness in information technology spending will not have additional adverse effects on our financial condition, results of operations, or our ability to generate revenue growth. Furthermore, we cannot provide any assurance that our cost-saving measures will be successful or sufficient to allow us to continue to generate improved operating results in future periods.

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

We may be materially affected by a decrease in demand for our tape products or by an inability to maintain key competitive advantages in tape

During the first quarter of 2005, approximately 80% of our storage products revenue was generated by sales of our tape products. Services associated with our tape products also represent a significant portion of our storage services revenue. For a discussion of risk associated with new products, see “We may be materially affected by risks associated with new product development,” below. If overall demand for tape storage products declines, or if we lose significant market share in tape, our financial condition and results of operations could be materially affected.

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
  Changes in data storage technologies
  Changes in operating systems
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

We introduced significant new products in 2004 and we plan to introduce a number of other significant new products during 2005, including virtual tape products targeted for both the enterprise and open-systems markets. When we introduce new products, we must effectively manage the transition from our existing products to the new products.

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

We may be materially affected by uneven sales patterns and by our ability to forecast customer demand accurately

In the past, our results have followed a seasonal pattern, which reflects the tendency of customers to make their purchase decisions at the end of a calendar year. During any fiscal quarter, a disproportionately large percentage of total product sales are earned in the last weeks or days of the quarter. We continued to experience these trends during the first quarter of 2005. It is difficult to predict the extent to which these historical trends will continue in the future. We cannot provide any assurance that we will be able to manage our uneven sales patterns.

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

We may be materially affected by our ability to grow our indirect channels successfully

We are continually developing our indirect distribution channels, including original equipment manufacturers (OEMs), value-added distributors (VADs), value-added resellers (VARs), and other distributors. Indirect channel sales contributed approximately 57% of our total product revenue during the first quarter of 2005, compared to 48% in the same period in 2004. Increasing our sales through these indirect channels is critical to expanding our reach into new accounts and the growing open-systems market. Successfully managing the interaction of our direct and indirect channel efforts to effectively reach all of the potential customer segments for our products and services is a complex process. We cannot provide any assurance that we will be successful in expanding our indirect channel sales. Our ability to forecast future demand for our products may be adversely affected by unforeseen changes in demand from our indirect channel partners. Storage products gross profit margins may be adversely impacted to the extent we continue to receive a larger portion of our sales through our indirect channels in the future. Maintenance revenue may also be adversely affected in future periods to the extent that customers of our indirect channel partners elect to purchase maintenance services from our competitors. Our financial results may also be negatively affected if the financial condition of one or more of our channel partners weakens.

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

We may be materially affected by the risks associated with litigation

We are involved in a number of pending legal proceedings that have come up in the ordinary course of business. We believe that any liability as a result of adverse outcomes in such proceedings would not have a material adverse effect on our financial condition. However, the outcome of these actions is inherently difficult to predict. In the event of an adverse outcome, the ultimate potential loss could have a material adverse effect on our financial condition or results of operations in a particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in an inability to ship products or components found to have violated third-party patent rights.

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

We may be materially affected by the risks of conducting business outside the United States

International operations accounted for approximately 58% of our revenue in the first quarter of 2005, compared to 57% in the same period in 2004. We also sell products through U.S. indirect channel partners that have some of their end-user customers located outside the United States. We expect that we will continue to generate a significant portion of our revenue from international operations.

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

We may be materially affected by regulatory requirements

The European Union (EU) has finalized the Waste Electrical and Electronic Equipment (WEEE) directive and the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHs) directive. WEEE regulates the collection, recovery, and recycling of waste from electrical and electronic products. Under WEEE, we will be responsible for financing operations for the collection, treatment, disposal, and recycling of past and future covered products. RoHs bans the use of certain hazardous materials including lead, mercury, cadmium, chromium, and two brominated flame-retardants (PBB and PBDE). The EU member states are responsible for determining the specific legal requirements relating to these directives, and since they have not yet finalized their requirements, we are presently unable to reasonably estimate the amount of any costs that may be necessary in order to comply with WEEE or RoHs. We cannot provide any assurance that compliance with WEEE and RoHS will not have a material adverse effect on our financial condition or results of operations.

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

A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate sensitive instruments held as of April 1, 2005, and as of December 31, 2004, would result in a hypothetical loss in fair value of approximately $43.2 million and $55.4 million, respectively. The decrease in the hypothetical loss is primarily due to a decrease in net outstanding derivatives. These hypothetical losses do not take our underlying international operations into consideration. We anticipate that any hypothetical loss associated with our foreign currency exchange rate sensitive instruments would be substantially offset by gains associated with our underlying international operations.

Interest Rate Risk

Changes in interest rates primarily affect interest income earned on our cash and short-term investments. A hypothetical 10% adverse movement in interest rates applied to our cash and short-term investments would not have a material adverse effect on our financial condition, results of operations, or cash flows.

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

ITEM 4 – CONTROLS AND PROCEDURES

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of April 1, 2005, the end of the period covered by this report. Based on their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

During the first quarter of 2005, we implemented a new maintenance billing system for all end-user customers within the United States. This system is designed to allow more timely updates to our installed maintenance base and streamline our existing service billing process. We maintained existing key internal controls over the service billing process in the first quarter to support a successful implementation, and will gradually replace the existing controls with new controls during the next 12 months. There were no other changes in our internal control over financial reporting for the quarter ended April 1, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1 – LEGAL PROCEEDINGS

For information regarding legal proceedings, see Note 4 of “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,” included in Part 1, Item 1, of this Form 10-Q, which information is incorporated by reference into this Part II, Item 1.

ITEM 2 – CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table summarizes our purchases of our equity securities during the first quarter of 2005:

			Total Number of	Approximate Dollar Value of
			Shares Purchased as Part	Shares that May Yet Be
	Total Number of	Average Price Paid	of Publicly Announced	Purchased Under the
Period	Shares Purchased (1)	per Share	Plans or Programs	Plans or Programs (2)
01/01/05 - 02/04/05	857,200	$31.77	857,200	338,618,197
02/05/05 - 03/04/05	482,900	31.68	482,900	323,322,079
03/05/05 - 04/01/05	426,066	32.95	426,066	309,282,001

Total	1,766,166	$32.03	1,766,166

(1)     Excludes shares withheld to satisfy minimum tax withholding requirements associated with restricted stock lapses.
(2)     On July 8, 2004 our Board of Directors authorized a stock repurchase program to acquire up to $500 million of common stock. Purchases under this repurchase program may be made from time-to-time, in the open market, through block trades or otherwise, and in privately negotiated transactions. There is no fixed termination date for this repurchase program.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders (the Annual Meeting) was held on April 27, 2005. A total of 96,182,096 shares of common stock, par value $0.10 per share (the Common Stock), were present at the Annual Meeting, either in person or by proxy, constituting a quorum. The matters voted upon at the Annual Meeting by the stockholders consisted of the four proposals set forth in our definitive Proxy Statement, dated March 21, 2005.

The first proposal related to the election of seven persons to serve on our Board of Directors. The Board’s nominees were each elected and received, respectively, the following votes:

Director	For	Withheld
James R. Adams	91,878,795	4,303,301
Charles E. Foster	92,684,631	3,497,465
Mercedes Johnson	95,202,654	979,442
William T. Kerr	77,185,589	18,996,507
Robert E. Lee	63,455,266	32,726,830
Patrick J. Martin	95,053,999	1,128,097
Judy C. Odom	95,733,332	448,764

The second proposal related to ratifying the selection of PricewaterhouseCoopers LLP as our independent registered public accounting firm for fiscal year 2005. This proposal was approved as detailed below.

The third proposal was a stockholder proposal regarding cumulative voting. The fourth proposal was a stockholder proposal regarding counting of abstentions. These two proposals were rejected as detailed below.

Proposal	For	Against	Abstentions	Broker Non-Votes
Proposal 2	91,982,291	4,148,894	50,911	--
Proposal 3	42,509,977	36,001,925	9,175,421	8,494,773
Proposal 4	31,803,393	55,652,713	231,217	8,494,773

ITEM 6 – EXHIBITS

(a)     Exhibits:

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated by reference into this Quarterly Report on Form 10-Q:

3.1	Restated Certificate of Incorporation of Storage Technology Corporation dated July 28, 1987 (previously filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.2	Certificate of Amendment dated May 22, 1989, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.3	Certificate of Second Amendment dated May 28, 1992, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.3 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.4	Certificate of Third Amendment dated May 21, 1999, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 1999, filed on August 9, 1999, and incorporated herein by reference)

3.5	Restated Bylaws of Storage Technology Corporation, as amended through November 16, 2002 (previously filed as Exhibit 3.5 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

4.1	Specimen Certificate of Common Stock, $0.10 par value of Registrant (previously filed as Exhibit (c)(2) to our Current Report on Form 8-K dated June 2, 1989, and incorporated herein by reference)

10.1 [1]	Storage Technology Corporation Amended and Restated 1987 Employee Stock Purchase Plan, as amended through May 21, 2003 (previously filed as Exhibit 4.6 to our Registration Statement on Form S-8 (Registration No. 333-106930) filed on July 10, 2003, and incorporated herein by reference)

10.2 [1]	Storage Technology Corporation Amended and Restated 1995 Equity Participation Plan, as amended through May 20, 2004 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended Junde 25, 2004, filed on August 2, 2004, and incorporated herein by reference)

10.3 [1]	Storage Technology Corporation 2004 Long Term Incentive Plan (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2004, filed on August 3, 2004, and incorporated herein by reference)

10.4 [1]	Storage Technology Corporation Management by Objective Bonus Plan (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.5 [1]	Storage Technology Corporation 2004 Performance-Based Incentive Plan (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2004, filed on August 3, 2004, and incorporated herein by reference)

10.6 [1]	Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)

10.7 [1]	Storage Technology Corporation Flexible Option Plan, dated December 2001 (previously filed as Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10.8 [1]	Severance Agreement, dated as of July 1, 2001, between StorageTek and Robert S. Kocol (previously filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.9 [1]	Offer Letter, dated May 10, 2001, from StorageTek to Michael McLay (previously filed as Exhibit 10.17 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

10.10[1]	Offer Letter, dated February 9, 2001, from StorageTek to Roger Gaston (previously filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.11[1]	Offer Letter, dated July 16, 2001, from StorageTek to Roy Perry (previously filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.12[1]	Offer Letter, dated June 27, 2001, from StorageTek to Angel Garcia (previously filed as Exhibit 10.29 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.13[1]	Form of Executive Severance Agreement (previously filed as Exhibit 10.32 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.14	Master Services Agreement (MSA), between each of StorageTek, Electronic Data Systems Corporation, and EDS Information Services L.L.C., dated as of April 1, 2002 (previously filed as Exhibit 10.33 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.15	Authorization Letter #1 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.34 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.16	Authorization Letter #2 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.17	Master Secondary Storage Services Agreement, between StorageTek and Electronic Data Systems Corporation, dated March 29, 2002 (previously filed as Exhibit 10.36 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.18[1]	Offer Letter, dated June 25, 2002, between StorageTek and Mark Roellig (previously filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2002, filed on August 12, 2002, and incorporated herein by reference)

10.19[1]	Form of Indemnification Agreement, dated as of November 22, 2002, between StorageTek and each director (previously filed as Exhibit 10.31 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein

10.20[1]	Offer Letter, dated November 12, 2002, between StorageTek and Pierre Cousin (previously filed as Exhibit 10.33 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.21[1]	Agreement, dated December 1, 2002, between StorageTek and Pierre Cousin (previously filed as Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.22[1]	Amended and Restated CEO Employment Agreement, dated March 27, 2003, between StorageTek and Patrick J. Martin (previously filed as Exhibit 10.36 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003, filed on May 9, 2003, and incorporated herein by reference)

10.23[1]	Form of Executive Agreement, dated as of February 12, 2003, between StorageTek and each executive officer (previously filed as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003, filed on May 9, 2003, and incorporated herein by reference)

10.24	Letter, dated July 24, 2003, from StorageTek to Bank of America, N.A. (previously filed as Exhibit 10.32 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2003, filed on August 8, 2003, and incorporated herein by reference)

10.25[1]	Offer Letter, dated December 12, 2003, between StorageTek and Mark Ward (previously filed as Exhibit 10.30 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2004, filed on May 5, 2004, and incorporated herein by reference)

10.26[1]	Offer Letter, dated March 1, 2004, between StorageTek and Eula Adams (previously filed as Exhibit 10.31 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2004, filed on May 5, 2004, and incorporated herein by reference)

10.27[1]	Credit Agreement, dated as of October 15, 2004, among StorageTek, the several financial institutions thereto, Bank of America, N.A., as L/C Issuer and Administrative Agent for the Banks, and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager (previously filed in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2004, filed on November 1, 2004 and incorporated herein by reference)

10.28[1]	Amended and Restated form of Stock Option Agreement for use in connection with the Amended and Restated 1995 Equity Participation Plan (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2004 and incorporated herein by reference)

10.29[1]	Amended and Restated form of Restricted Stock Agreement for use in connection with the Amended and Restated 1995 Equity Participation Plan (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on December 21, 2004 and incorporated herein by reference)

10.30[1]	Amended and Restated form of Stock Option Agreement for use in connection with StorageTek’s 2004 Long Term Incentive Plan (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on December 21, 2004 and incorporated herein by reference)

10.31[1]	Amended and Restated form of Restricted Stock Agreement for use in connection with StorageTek’s 2004 Long Term Incentive Plan (previously filed as Exhibit 10.4 to our Current Report on Form 8-K, filed on December 21, 2004 and incorporated herein by reference)

10.32[1]	Amended and Restated form of the Restricted Stock Unit Agreement for use in connection with StorageTek’s 2004 Long Term Incentive Plan (previously filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on December 21, 2004 and incorporated herein by reference)

10.33[1]	Offer Letter, dated January 27, 2005, between StorageTek and Brenda Zawatski (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on February 2, 2005, and incorporated herein by reference)

10.34[1]	Amended and Restated form of Restricted Stock Agreement for use in connection with the Amended and Restated 1995 Equity Participation Plan (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on February 14, 2005, and incorporated herein by reference)

10.35[1]	Amended and Restated form of Restricted Stock Agreement for use in connection with StorageTek’s 2004 Long Term Incentive Plan (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on February 14, 2005, and incorporated herein by reference)

10.36[1]	Transition Agreement, between StorageTek and certain executive officers of StorageTek (previously filed as Exhibit 10.1 to our Current Report on Fort 8-K, filed March 30, 2005, and incorporated herein by reference)

10.37[1]	Offer Letter, dated March 14, 2005, between StorageTek and Nigel Dessau (previously filed as Exhibit 10.1 to our Current Report on Fort 8-K, filed April 4, 2005, and incorporated herein by reference)

31.1 [2]	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 [2]	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 [2]	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 [2]	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

May 10, 2005 —————————————— (Date) May 10, 2005 —————————————— (Date)	STORAGE TECHNOLOGY CORPORATION
(Registrant)

/s/ ROBERT S. KOCOL
——————————————
Robert S. Kocol
Corporate Vice President
and Chief Financial Officer
(Principal Financial Officer)

/s/ THOMAS G. ARNOLD
——————————————
Thomas G. Arnold
Vice President and Corporate Controller
(Principal Accounting Officer)