Form 10-Q
period 2005-07-01
STORAGE TECHNOLOGY CORP
filed 2005-08-10
CIK 94673

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________
Commission File Number: 1-7534
STORAGE TECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0593263 (I.R.S. Employer Identification Number)

One StorageTek Drive, Louisville, Colorado (Address of principal executive offices)	80028-4309 (Zip Code)
303-673-5151
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☑ Yes ☐ No
The registrant had 107,995,062 shares of common stock outstanding as of August 1, 2005.

Form 10-Q
STORAGE TECHNOLOGY CORPORATION

Form 10-Q
STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Amounts)

	07/01/05	12/31/04
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$860,193	$853,410
Short-term investments	282,865	281,028
Accounts receivable	461,090	519,273
Inventories	127,121	123,459
Deferred income tax assets	158,513	174,253
Other current assets	7,660	1,062

Total current assets	1,897,442	1,952,485

Long-term investments	19,747	48,408
Property, plant, and equipment	177,565	177,371
Spare parts for maintenance	51,069	49,048
Deferred income tax assets	46,282	46,569
Other assets	140,618	133,960

Total assets	$2,332,723	$2,407,841

LIABILITIES

Current liabilities:
Current portion of long-term debt	$1,231	$1,551
Accounts payable	110,047	121,019
Accrued liabilities	489,936	533,839
Income taxes payable	227,305	239,253
Other current liabilities	2,471	59,365

Total current liabilities	830,990	955,027

Long-term debt	9,215	11,006

Total liabilities	840,205	966,033

Commitments and contingencies (Notes 4 and 8)

STOCKHOLDERS’ EQUITY

Common stock, $0.10 par value, 300,000,000 shares authorized; 116,057,016 shares issued at July 1, 2005, and 112,875,937 shares issued at December 31, 2004	11,606	11,288
Capital in excess of par value	1,101,444	1,019,101
Retained earnings	654,673	600,095
Accumulated other comprehensive loss	(15,541)	(38,772)
Treasury stock, 8,514,716 shares at July 1, 2005, and 5,448,350 shares at December 31, 2004, at cost	(229,204)	(134,148)
Unearned compensation	(30,460)	(15,756)

Total stockholders’ equity	1,492,518	1,441,808

Total liabilities and stockholders’ equity	$2,332,723	$2,407,841

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-Q
STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In Thousands, Except Per Share Amounts)

	Quarter Ended		Six Months Ended
	07/01/05	06/25/04	07/01/05	06/25/04
Revenue:
Storage products	$305,932	$289,048	$572,134	$583,654
Storage services	243,367	227,567	476,421	448,033

Total revenue	549,299	516,615	1,048,555	1,031,687

Cost of revenue:
Storage products	157,432	152,096	288,828	301,715
Storage services	136,161	126,687	269,445	253,937

Total cost of revenue	293,593	278,783	558,273	555,652

Gross profit	255,706	237,832	490,282	476,035

Research and development costs	50,126	47,046	97,497	95,548
Selling, general, and administrative expense	177,031	148,287	341,676	310,972

Operating profit	28,549	42,499	51,109	69,515

Interest income	8,779	3,319	15,955	6,500
Interest expense	(309)	(318)	(528)	(695)

Income before income taxes	37,019	45,500	66,536	75,320

Provision for income taxes	(5,866)	(9,873)	(11,958)	(16,344)

Net income	$31,153	$35,627	$54,578	$58,976

EARNINGS PER COMMON SHARE

Basic earnings per share	$0.29	$0.32	$0.52	$0.53

Weighted-average shares	105,742	110,675	105,906	110,613

Diluted earnings per share	$0.29	$0.32	$0.50	$0.52

Weighted-average and dilutive potential shares	107,738	112,726	108,131	113,040

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-Q
STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In Thousands)

	Six Months Ended
	07/01/05	06/25/04
OPERATING ACTIVITIES
Cash received from customers	$1,080,750	$1,115,656
Cash paid to suppliers and employees	(982,907)	(962,099)
Interest received	15,065	5,861
Interest paid	(474)	(555)
Income tax paid	(13,855)	(15,602)

Net cash provided by operating activities	98,579	143,261

INVESTING ACTIVITIES
Purchases of investments	(252,991)	(244,108)
Proceeds from sale of investments	279,609	193,515
Purchases of property, plant, and equipment	(35,270)	(27,961)
Proceeds from sale of property, plant, and equipment	47	13
Other assets	(5,759)	(23,854)

Net cash used in investing activities	(14,364)	(102,395)

FINANCING ACTIVITIES
Purchases of common stock	(95,056)	(56,155)
Proceeds from employee stock plans	52,286	45,068
Proceeds from other debt	1,467	428
Repayments of other debt	(2,114)	(815)

Net cash used in financing activities	(43,417)	(11,474)

Effect of exchange rate changes on cash	(34,015)	(29,011)

Increase in cash and cash equivalents	6,783	381
Cash and cash equivalents — beginning of the period	853,410	727,354

Cash and cash equivalents — end of the period	$860,193	$727,735

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
Net income	$54,578	$58,976
Depreciation and amortization expense	38,835	40,549
Inventory writedowns	13,891	10,259
Translation loss	16,010	18,684
Other non-cash adjustments to income	38,367	33,567
(Increase) decrease in assets:
Accounts receivable	32,194	83,969
Other current assets	(9,461)	(13,053)
Inventories	(10,860)	4,407
Spare parts	(12,140)	(10,837)
Deferred income tax assets	584	(850)
Decrease in liabilities:
Accounts payable	(8,731)	(34,723)
Accrued liabilities	(20,724)	(23,509)
Other current liabilities	(21,433)	(16,870)
Income taxes payable	(12,531)	(7,308)

Net cash provided by operating activities	$98,579	$143,261

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-Q
STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(In Thousands)

					Accumulated
	Common		Capital in		Other
	Shares	Common	Excess of Par	Retained	Comprehensive	Treasury	Unearned
	Issued	Stock	Value	Earnings	Income (Loss)	Stock	Compensation	Total
Balances, December 31, 2004	112,876	$11,288	$1,019,101	$600,095	$(38,772)	$(134,148)	$(15,756)	$1,441,808

Components of comprehensive income:
Net income	—	—	—	54,578	—	—	—	54,578
Other comprehensive income	—	—	—	—	23,231	—	—	23,231

Total comprehensive income	—	—	—	54,578	23,231	—	—	77,809

Shares issued upon exercise of stock options	2,261	226	45,006	—	—	—	—	45,232
Shares issued under employee stock purchase plan	352	35	8,022	—	—	—	—	8,057
Shares repurchased under stock repurchase program	—	—	—	—	—	(95,056)	—	(95,056)
Restricted stock activity	626	63	21,089	—	—	—	(14,704)	6,448
Other	(58)	(6)	8,226	—	—	—	—	8,220

Balances, July 1, 2005	116,057	$11,606	$1,101,444	$654,673	$(15,541)	$(229,204)	$(30,460)	$1,492,518

The accompanying notes are an integral part of the consolidated financial statements.

Form 10-Q
STORAGE TECHNOLOGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In Thousands)

	Quarter Ended		Six Months Ended
	07/01/05	06/25/04	07/01/05	06/25/04
Net income	$31,153	$35,627	$54,578	$58,976

Other comprehensive income:
Foreign currency hedging contracts:
Net gain (loss) on foreign currency cash flow hedges, net of tax expense (benefit) of $4,980, $(121), $9,091, and $462	7,922	(192)	14,462	735
Reclassification adjustment for net losses included in net income, net of tax benefit of $2,309, $3,010, $5,624, and $6,467	3,673	4,788	8,947	10,287
Unrealized gain (loss) on marketable securities:
Holding gain (loss), net of tax expense (benefit) of $150, $(276), $3, and $(134)	238	(461)	4	(160)
Reclassification adjustment for net gains included in net income, net of tax expense of $0, $508, $78, and $830	—	(1,186)	(182)	(1,936)

Other comprehensive income	11,833	2,949	23,231	8,926

Comprehensive income	$42,986	$38,576	$77,809	$67,902

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
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications include our presentation of auction rate securities. We have made reclassifications to our consolidated statements of cash flows to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. As a result of these reclassifications, net cash used in investing activities increased $60.1 million for the six months ended June 25, 2004. In addition, approximately $334.3 million was reclassified from cash and cash equivalents to short-term investments as of June 25, 2004. These changes in classification did not affect previously reported cash flows from operations, cash flows from financing activities, or consolidated statements of operations for any period.
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
The following table illustrates the pro forma effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” to stock-based compensation (in thousands, except per share amounts):

Form 10-Q

	Quarter Ended		Six Months Ended
	07/01/05	06/25/04	07/01/05	06/25/04
Net income, as reported	$31,153	$35,627	$54,578	$58,976
Add: Stock-based compensation expense included in reported net income, net of related tax effects	2,475	1,260	4,394	2,515
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(8,539)	(6,498)	(16,477)	(12,427)

Pro forma net income	$25,089	$30,389	$42,495	$49,064

Earnings per share:
Basic, as reported	$0.29	$0.32	$0.52	$0.53
Basic, pro forma	$0.24	$0.27	$0.40	$0.44

Diluted, as reported	$0.29	$0.32	$0.50	$0.52
Diluted, pro forma	$0.24	$0.27	$0.40	$0.44
NOTE 3 – INVENTORIES
Inventories, net of associated reserves, consist of the following (in thousands):

	07/01/05	12/31/04
Raw materials	$34,200	$26,567
Work-in-process	29,087	21,341
Finished goods	63,834	75,551

	$127,121	$123,459

NOTE 4 – LITIGATION
In August 2002, Ted Marx, a former StorageTek employee who was terminated in 2001, filed suit in California State Superior Court (Los Angeles) against us. The complaint contained claims for wrongful termination, wrongful termination in violation of the California Labor Code, breach of the covenant not to terminate without good reason, breach of contract, breach of the covenant of good faith and fair dealing, failure to pay wages under the California Labor Code, and intentional infliction of emotional distress. In September 2003, we filed a motion for summary judgment. In December 2003, the court ruled in our favor on the claim of breach of the covenant not to terminate without good reason. The trial commenced in May 2004. In June 2004, the jury awarded approximately $2.9 million in compensatory damages and $9.0 million in punitive damages to the plaintiff. In addition, in the first quarter of 2005, the trial court awarded approximately $1.0 million in attorney fees and costs to the plaintiff. We are vigorously seeking to overturn and/or reduce these awards and are in the process of filing our appeal with the California Court of Appeals. We have not accrued the damages or the attorney fees for this case, as we do not believe that these amounts represent a loss contingency that meets the definition of probable under SFAS No. 5, “Accounting for Contingencies.”
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

Form 10-Q
particular quarter. An unfavorable decision, particularly in patent litigation, could require material changes in production processes and products or result in the inability to ship products or components found to have violated third-party patent rights.
NOTE 5 – CREDIT FACILITIES
We have a $75.0 million unsecured revolving credit facility (the Revolver) that expires in October 2008. The interest rates for borrowing under the Revolver are based upon our Consolidated Leverage Ratio, which is the ratio of Consolidated Funded Indebtedness to rolling four quarter Consolidated Earnings Before Interest Expense, Taxes, Depreciation, and Amortization (EBITDA). The rate ranges from the applicable LIBOR plus 1.00% to 2.00% or the agent bank’s base rate plus 0.00% to 1.00%. We pay an annual commitment fee of 0.175% or 0.200% on any unused borrowings based upon the Consolidated Leverage Ratio. The Revolver contains certain financial and other covenants, including limitations on the payment of cash dividends. We had no outstanding borrowings under the Revolver as of July 1, 2005. However, we had letters of credit totaling approximately $850,200 under the Revolver as of July 1, 2005.
NOTE 6 – OPERATIONS OF BUSINESS SEGMENTS
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

	Quarter Ended		Six Months Ended
	07/01/05	06/25/04	07/01/05	06/25/04
Revenue:
Storage products	$305,932	$289,048	$572,134	$583,654
Storage services	243,367	227,567	476,421	448,033

Total revenue	$549,299	$516,615	$1,048,555	$1,031,687

Gross profit:
Storage products	$148,500	$136,952	$283,306	$281,939
Storage services	107,206	100,880	206,976	194,096

Total gross profit	$255,706	$237,832	$490,282	$476,035

The following table provides supplemental financial data regarding revenue from our storage products segment (in thousands):

Form 10-Q

	Quarter Ended		Six Months Ended
	07/01/05	06/25/04	07/01/05	06/25/04
Tape products	$242,457	$215,044	$454,354	$438,133
Disk products	35,826	46,186	68,317	90,404
Network products	17,310	18,595	30,107	35,609
Other	10,339	9,223	19,356	19,508

Total storage products revenue	$305,932	$289,048	$572,134	$583,654

NOTE 7 – EARNINGS PER COMMON SHARE
The following table presents the calculation of basic and diluted earnings per share (in thousands, except per share amounts):

	Quarter Ended		Six Months Ended
	07/01/05	06/25/04	07/01/05	06/25/04
Net income	$31,153	$35,627	$54,578	$58,976

Weighted average common shares outstanding:
Basic	105,742	110,675	105,906	110,613
Effect of dilutive common stock equivalents	1,996	2,051	2,225	2,427

Diluted	107,738	112,726	108,131	113,040

Earnings per common share:
Basic	$0.29	$0.32	$0.52	$0.53
Diluted	$0.29	$0.32	$0.50	$0.52
For the quarters ended July 1, 2005, and June 25, 2004, options to purchase 1,521,596 and 3,612,443 shares of common stock, respectively, were excluded from the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of our common stock, and therefore, the effect would have been antidilutive. For the six months ended July 1, 2005, and June 25, 2004, options to purchase 890,649 and 3,623,196 shares of common stock, respectively, were excluded from the computation of diluted earnings per share for the same reason.
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

Form 10-Q
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

	Six Months Ended
	07/01/05	06/25/04
Balance at beginning of period	$44,536	$43,676
Accruals for warranties issued	15,244	18,421
Adjustments to warranties	58	(3,737)
Amortization	(26,138)	(22,664)

Balance at end of period	$33,700	$35,696

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS
In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that the above items be recognized as current period charges, regardless of whether they meet the criterion of abnormal. Additionally, SFAS No. 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005, and is required to be adopted by us in the first quarter of fiscal 2006. We do not expect SFAS No. 151 to have a material impact on our financial condition or results of operations.
In December 2004, the FASB issued Statement No. 123R, “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. In April 2005, the SEC approved a delay in the effective date of SFAS No. 123R. As a result of this delay, we are required to adopt SFAS No.123R no later than the first quarter of fiscal 2006. We are currently evaluating the impact of SFAS No. 123R on our financial position and results of operations, as well as the timing and method of adoption of SFAS No. 123R. See “Stock-Based Compensation Plans” above for information related to the pro forma effects on our net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. We have not determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123.

Form 10-Q
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The cumulative effect of initially applying FIN 47 will be recognized as a change in accounting principle. We do not expect FIN 47 to have a material impact on our financial condition or results of operations.
In June 2005, the FASB issued FASB Staff Position (FSP) No. FAS 143-1, “Accounting for Electronic Equipment Waste Obligations,” which provides guidance on how commercial users and producers of electronic equipment should recognize and measure asset retirement obligations associated with the European Directive 2002/96/EC on Waste Electrical and Electronic Equipment. The guidance in FSP No. FAS 143-1 applies to the later of our fiscal quarter ended July 1, 2005, or the date of the adoption of the law by the applicable European Union (EU) member country. The adoption of the FSP in the current quarter did not have a material impact on our financial condition or results of operations. Due to the fact that several major EU-member countries have not yet enacted country-specific laws, we cannot estimate the effect of applying this guidance in future periods.
NOTE 10 – MERGER AGREEMENT WITH SUN MICROSYSTEMS, INC.
On June 2, 2005, Sun Microsystems, Inc. (Sun) and StorageTek announced that they entered into a definitive agreement under which Sun will acquire StorageTek for approximately $4.1 billion in cash. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act has expired. The proposed merger remains subject to satisfaction of certain conditions to closing, including clearance under the European Union merger control, approval by StorageTek stockholders at a special meeting of stockholders scheduled for August 30, 2005 in New York City, the absence of a material adverse change with respect to StorageTek, StorageTek’s compliance with its covenants and agreements under the merger agreement, StorageTek’s representations and warranties under the merger agreement being true and correct as of the closing date (except where the failure of such representations and warranties to be true and correct would not have a material adverse effect on StorageTek), and the absence of any legal restraint preventing the merger. The proposed merger is expected to close in late summer or early fall 2005. If the merger agreement is terminated under certain circumstances, we may be required to pay a termination fee of $133.0 million to Sun.
NOTE 11 – SUBSEQUENT EVENT
The American Jobs Creation Act of 2004 (AJCA), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. In December 2004, the FASB issued FSP No. FAS 109-2, which gives a company additional time to evaluate the effects of the AJCA on any plan for repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” As of July 1, 2005, we had not yet finalized our plan for repatriation of foreign earnings. Accordingly, as provided for in FSP No. FAS 109-2, we had not yet adjusted our income tax expense and balance sheet as of July 1, 2005, to reflect the effect of the new repatriation provision.
On July 13, 2005, our chief executive officer and the Board of Directors approved our domestic reinvestment plan. Pursuant to that plan, we intend to repatriate $350.0 million of foreign earnings by the end of August. This repatriation is not expected to result in any additional tax expense or benefit. As a result of the repatriation, there will be a tax charge of approximately $17.8 million in the third quarter of 2005; however, we have determined that the dividend repatriation will also result in a corresponding reduction in our foreign tax reserves in the third quarter of 2005. We are still evaluating whether to repatriate up to an additional $150.0 million of foreign earnings which could have an additional tax expense of approximately $2.6 million. We will finalize the evaluation during the fourth quarter. The estimates relating to the additional tax expense or benefit of repatriating foreign earnings exclude amounts that have been previously recognized in the consolidated financial statements.

Form 10-Q
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
SECOND QUARTER 2005 FINANCIAL OVERVIEW
Financial Results
We were pleased with our revenue improvement both on a year-over-year and sequential basis. Revenue for the quarter increased 6% compared to the second quarter of 2004. After adjusting to reflect constant currencies, revenue increased 3% compared to the second quarter of 2004. Revenue increased 10% compared to the first quarter of 2005. We saw particular strength in our tape product sales, which increased 13% compared to the second quarter of 2004, and increased 14% compared to the first quarter of 2005. Automation product revenue grew 77% compared to the second quarter of 2004, contributing significantly to the overall increase in tape product sales. Services revenue also continued to grow, increasing by 7% compared to the second quarter of 2004 and by 4% compared to the first quarter of 2005. We see meaningful opportunities in the services area, both in traditional maintenance as well as in the professional services and consulting areas. We believe that our services are a key enabler and a primary component in our information lifecycle management solutions.
We experienced revenue increases in all of our geographies compared to the second quarter of 2004. North America revenues increased 3%, European revenues increased 2%, Asia-Pacific revenues increased 13%, and Latin America revenues increased 32%.
We were also pleased with the continued strength in our product and service margins. Even with delays in customer purchase decisions during the second quarter as customers evaluated the proposed merger with Sun Microsystems, both product and service margins remained solid.
We experienced a significant increase in operating expenses, due primarily to increased research and development, sales activities, and marketing activities. Part of the increase is also attributable to approximately $5.2 million of merger costs incurred in connection with the proposed merger with Sun Microsystems, which is included in selling, general, and administrative (SG&A) expense. As a result of increased spending, our operating profit decreased 33%, and our net income decreased 13% compared to the second quarter of 2004.

Form 10-Q
Financial Position and Liquidity
Our balance sheet remains solid. Total cash and investments were approximately $1.2 billion. We repurchased $38.5 million of stock in the second quarter through our stock repurchase program, and we generated $46.7 million in cash flows from operations. Days sales outstanding for the second quarter of 2005 was 76 days, a 4-day improvement compared to the second quarter of 2004. Inventory for the second quarter of 2005 was $127.1 million, a 3% increase from the fourth quarter of 2004. Inventory turns for the second quarter of 2005 were 5.0, compared to 5.8 for the second quarter of 2004. Our operations continue to be self-funded and our debt-to-capitalization ratio remains constant at less than 1%.
FINANCIAL OUTLOOK
Our future results will be dependent on the timing and successful consummation of the proposed merger with Sun Microsystems.
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

			Percentage Increase
			(Decrease) Based on
	Quarter Ended		Dollar Amounts
	07/01/05	06/25/04	Q2 2005 vs. Q2 2004
Revenue:
Storage products	55.7%	56.0%	5.8%
Storage services	44.3	44.0	6.9

Total revenue	100.0%	100.0%	6.3

Gross profit:
Storage products	48.5%	47.4%	8.4
Storage services	44.1	44.3	6.3

Total gross profit	46.6	46.0	7.5
Operating expenses:
Research and development costs	9.1	9.1	6.5
Selling, general, and administrative expenses	32.3	28.7	19.4

Operating profit	5.2	8.2	(32.8)
Interest income	1.6	0.6	164.5
Interest expense	(0.1)	(0.1)	(2.8)

Income before income taxes	6.7	8.8	(18.6)
Provision for income taxes	1.0	1.9	(40.6)

Net income	5.7%	6.9%	(12.6)%

Form 10-Q
The following table presents supplemental data for storage products revenue stated as a percentage of total storage products revenue, and the percentage change based on the dollar amounts of each of the items.

			Percentage
			Increase (Decrease)
			Based on Dollar
	Quarter Ended		Amounts
	07/01/05	06/25/04	Q2 2005 vs. Q2 2004
Supplemental data — storage products revenue

Tape products	79.3%	74.4%	12.7%
Disk products	11.7	16.0	(22.4)
Network products	5.7	6.4	(6.9)
Other	3.3	3.2	12.1

Total storage products revenue	100.0%	100.0%	5.8%

RESULTS OF OPERATIONS
Storage Products—Revenue and Gross Profit Margin
Our storage products revenue primarily consists of sales of tape, disk, and network products, including related software, for the mainframe and open-systems markets. The open-systems market consists of products designed to operate in the UNIX, NT, and other non-MVS operating environments.
Storage products revenue increased in the second quarter of 2005, compared to the same period in 2004, primarily due to an increase in tape product sales. The 77% increase in tape automation sales was primarily related to increased sales of the SL8500 library. This increase was partially offset by a decrease in sales of disk products. Storage products revenue decreased for the six months of 2005, compared to the same period in 2004, primarily due to a 48% decrease in sales of enterprise disk products and a 14% decrease in sales of open-systems disk products.
Storage products gross profit margin increased in the second quarter and six months of 2005, compared to the same period in 2004, primarily due to a shift in product mix toward our tape automation products, which typically sell at higher margins than our disk and network products.
Storage Services—Revenue and Gross Profit Margin
Our storage services revenue primarily consists of revenue associated with the maintenance and support of StorageTek products and third-party storage products, as well as professional services revenue associated with various storage consulting activities.
Storage services revenue increased in the second quarter and six months of 2005, compared to the same periods in 2004, primarily due to a 7% increase in maintenance and support services revenue for the quarter and a 6% increase for the six months. Professional services revenue also grew 7% in the second quarter of 2005, compared to the same period in 2004, and 11% in the six months of 2005. Professional services revenue continues to account for approximately 12% of total storage services revenue.
Storage services gross profit margin remained largely unchanged in the second quarter and six months of 2005, compared to the same periods in 2004. We believe that the mix of service revenue will continue to shift to more professional services. If professional services become a greater portion of our service revenue, we expect that the resulting change in our services mix would adversely impact our storage services gross

Form 10-Q
profit margin, as professional services typically carry lower margins than our traditional maintenance offerings.
RESEARCH AND DEVELOPMENT
Research and development costs increased in the second quarter and six months of 2005, compared to the same periods in 2004, primarily due to significant product development activity leading up to new product launches.
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSE
Our SG&A expense increased significantly during the second quarter and six months of 2005, compared to the same periods in 2004. The increase was primarily attributable to higher bonus and commission expense associated with both increased revenue and incremental headcount, increased marketing activities associated with product launch activities, and approximately $5.2 million of merger costs associated with the proposed merger with Sun Microsystems. We also experienced unfavorable impacts of foreign currency movements on the operating expenses of our international operations.
INTEREST INCOME AND EXPENSE
Net interest income increased significantly for the second quarter and six months of 2005, compared to the same periods in 2004, primarily due to higher interest rates on our cash and investments balance.

Form 10-Q
INCOME TAXES
Our effective tax rate was 15.8% for the second quarter and 18.0% for the six months of 2005, compared to 21.7% for the same periods in 2004. The decrease in our effective tax rate from the second quarter and six months of 2004 to the second quarter and six months of 2005 was primarily due to changes in anticipated income projections. We continue to recognize significant tax benefits associated with our manufacturing operations in Puerto Rico.
Based on our current estimates, we anticipate that the effective tax rate for the full year should be approximately 18%. Our effective tax rate may be impacted by a variety of factors, including the overall effectiveness of our global manufacturing strategies, tax legislation, and changes in our estimates regarding the resolution of open tax matters.
The American Jobs Creation Act of 2004 (AJCA), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. On July 13, 2005, our chief executive officer and the Board of Directors approved our domestic reinvestment plan. Pursuant to that plan, we intend to repatriate $350.0 million of foreign earnings by the end of August. This repatriation is not expected to result in any additional tax expense or benefit. As a result of the repatriation, there will be a tax charge of approximately $17.8 million in the third quarter of 2005; however, we have determined that the dividend repatriation will also result in a corresponding reduction in our foreign tax reserves in the third quarter of 2005. We are still evaluating whether to repatriate up to an additional $150.0 million of foreign earnings which could have an additional tax expense of approximately $2.6 million. We will finalize the evaluation during the fourth quarter. The estimates relating to the additional tax expense or benefit of repatriating foreign earnings exclude amounts that have been previously recognized in the consolidated financial statements.
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
Statement of Financial Accounting Standards (SFAS) No. 109 requires that deferred income tax assets be recognized to the extent realization of such assets is more likely than not. Based on the currently available information, we have determined that we will more likely than not realize $204.8 million of deferred income tax assets as of July 1, 2005. Our valuation allowance of approximately $22.4 million as of July 1, 2005, relates principally to foreign net operating loss carryforwards.
CRITICAL ACCOUNTING ESTIMATES AND ASSUMPTIONS
Our critical accounting estimates and assumptions are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004. We have made no changes to those policies during the six months ended July 1, 2005.
LIQUIDITY AND CAPITAL RESOURCES
Sources and Uses of Cash
The following table summarizes our sources and uses of cash (in thousands):

	Six Months Ended
	07/01/05	06/25/04
Operating activities	$98,579	$143,261
Investing activities	(14,364)	(102,395)
Financing activities	(43,417)	(11,474)

Form 10-Q
Our cash and cash equivalents balance increased $6.8 million during the six months of 2005, primarily as a result of cash flows generated by our operating activities. Days sales outstanding (DSO) now stands at 76 days, which is 4 days better than the second quarter of 2004. Inventory turns decreased to 5.0 times, a 14% decrease compared to the second quarter of 2004.
With respect to investing activities, we had a net sale of auction rate securities in the first half of 2005, as opposed to the first half of 2004, when we had a net purchase of auction rate securities. With respect to financing activities, we used $95.1 million of cash to purchase shares of our stock under the publicly announced share repurchase program in the first half of 2005, which was offset by $52.3 million of proceeds from employee stock plans.
Future Sources and Uses of Cash
We intend to repatriate $350.0 million of cash by the end of August in accordance with the provisions of the AJCA, which will increase our liquidity in the United States. If we choose to repatriate additional cash, we may need to arrange an international financing to facilitate the repatriation.
Our stock repurchase program allows us to acquire up to $500.0 million of our common stock. As of July 1, 2005, we had $270.8 million available to repurchase shares under the program. We suspended our share repurchase activities on June 2, 2005, the date that the merger with Sun Microsystems was announced. We do not anticipate any further share repurchases prior to the closing date of the merger.
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
FACTORS THAT MAY AFFECT FUTURE RESULTS
We may be materially affected by risks associated with the proposed merger with Sun Microsystems
We are subject to various risks associated with the proposed merger with Sun Microsystems, including the following:
•	We cannot assure that the merger will provide greater value to stockholders than if we continued as an independent public company. We are unable to predict with certainty our future prospects or the market price of our common stock. Therefore, we cannot provide any assurance that the merger will provide greater value to stockholders than if we continued as an independent company.

•	Failure to complete the merger could have a negative impact on the market price of our common stock and on our business. If the merger is not completed, the price of our common stock may decline to the extent that the current market price reflects a market assumption that the merger will be completed. In addition, our business and operations may be harmed to the extent that customers, suppliers, and others believe that we cannot compete effectively without the merger.

•	The “no solicitation” restrictions and the termination fee provisions in the merger agreement may discourage other companies from trying to acquire StorageTek. We are prohibited from soliciting or encouraging proposals that may lead to a business combination with a party other than Sun. We also agreed to pay Sun a termination fee in specified circumstances. These provisions could discourage other parties from offering to acquire our company at a greater value than offered by Sun.

•	Our directors and officers have potential conflicts of interest that may have influenced their decision to support the merger. The directors and officers of StorageTek have interests in the merger that are in addition to, or different from, their interests as StorageTek stockholders and these interests may have influenced their decision to support the merger.

•	Delays in customer purchase decisions and increased competitive pressures may result due to the announcement of the proposed merger. Our customers could delay purchase decisions pending completion of the merger and our competitors may seek to exert competitive pressure over our customers while the merger is pending.
The merger is subject to the satisfaction of certain conditions to closing, including clearance under the European Union merger control, approval by StorageTek stockholders at a special meeting of stockholders scheduled for August 30, 2005 in New York City, the absence of a material adverse change with respect to StorageTek, StorageTek’s compliance with its covenants and agreements under the merger agreement, StorageTek’s representations and warranties under the merger agreement being true and correct as of the closing date (except where the failure of such representations and warranties to be true and correct would not have a material adverse effect on StorageTek), and the absence of any legal restraint preventing the merger. We can provide no assurance that these conditions to closing will be satisfied and that the merger will occur.

Form 10-Q
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
We may be materially affected by a decrease in demand for our tape products or by an inability to maintain key competitive advantages in tape
During the second quarter of 2005, approximately 79% of our storage products revenue was generated by sales of our tape products. Services associated with our tape products also represent a significant portion of our storage services revenue. For a discussion of risk associated with new products, see “We may be materially affected by risks associated with new product development,” below. If overall demand for tape storage products declines, or if we lose significant market share in tape, our financial condition and results of operations could be materially affected.
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
We may be materially affected by competition and by our ability to execute our information lifecycle management strategy
The data storage industry is highly competitive, and customers make their decisions based on a number of competitive factors. We must address each of these factors effectively in order to successfully compete. If we are unable to adapt our products and services to changes in these competitive factors, we may lose market share to our competitors.
Our principal strategy for growing revenue and addressing the competition is our information lifecycle management strategy. Our information lifecycle management strategy is intended to capitalize on our ability

Form 10-Q
to deliver complete storage solutions that satisfy customer storage requirements around data archive, data protection, and primary storage. These solutions comprise tape, disk, networking, software, and services. We have achieved some initial success in our information lifecycle management strategy; however, we must continue to develop and deliver on this strategy in the future in order to grow revenue. We have also seen the adoption of strategies similar to our information lifecycle management strategy by our competitors. We cannot provide any assurance that we will successfully execute our information lifecycle management strategy or that this strategy will provide us with a competitive advantage in the data storage industry.
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
We introduced significant new products in 2004 and the first half of 2005. We plan to introduce additional new products in the second half of 2005. When we introduce new products, we must effectively manage the transition from our existing products to the new products.
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

Form 10-Q
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
We may be materially affected by uneven sales patterns and by our ability to forecast customer demand accurately
In the past, our results have followed a seasonal pattern, which reflects the tendency of customers to make their purchase decisions at the end of a calendar year. During any fiscal quarter, a disproportionately large percentage of total product sales are earned in the last weeks or days of the quarter. We continued to experience these trends during the first half of 2005. It is difficult to predict the extent to which these historical trends will continue in the future. We cannot provide any assurance that we will be able to manage our uneven sales patterns.
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
We may be materially affected by our ability to grow our indirect channels successfully
We are continually developing our indirect distribution channels, including original equipment manufacturers (OEMs), value-added distributors (VADs), value-added resellers (VARs), and other distributors. Indirect channel sales contributed approximately 47% of our total product revenue during the

Form 10-Q
second quarter of 2005, compared to 44% in the same period in 2004. Increasing our sales through these indirect channels is critical to expanding our reach into new accounts and the growing open-systems market. Successfully managing the interaction of our direct and indirect channel efforts to effectively reach all of the potential customer segments for our products and services is a complex process. We cannot provide any assurance that we will be successful in expanding our indirect channel sales. Our ability to forecast future demand for our products may be adversely affected by unforeseen changes in demand from our indirect channel partners. Storage products gross profit margins may be adversely impacted to the extent we continue to receive a larger portion of our sales through our indirect channels in the future. Maintenance revenue may also be adversely affected in future periods to the extent that customers of our indirect channel partners elect to purchase maintenance services from our competitors. Our financial results may also be negatively affected if the financial condition of one or more of our channel partners weakens.
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

Form 10-Q
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

Form 10-Q
We may be materially affected if we are unable to attract and retain our key employees
Our future success depends in large part on our ability to attract and retain our key employees. During the past year, several changes were made with respect to the executive management team and their organizational responsibilities. We face significant competition for individuals who possess the skills required to sell our products and services, as well as design, develop, manufacture, service, and market those products and services. This issue has been further impacted by the recently announced merger with Sun Microsystems. An inability to successfully attract and retain employees could have an adverse effect on our future financial condition and results of operations. Furthermore, there may be a delay between when organizational announcements are made and when the organizations are fully effective.
We may be materially affected by the risks of conducting business outside the United States
International operations accounted for approximately 55% of our revenue in the second quarter of 2005, the same as in the second quarter of 2004. We also sell products through U.S. indirect channel partners that have some of their end-user customers located outside the United States. We expect that we will continue to generate a significant portion of our revenue from international operations.
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
We may be materially affected by regulatory requirements
The European Union (EU) has finalized the Waste Electrical and Electronic Equipment (WEEE) directive and the Restriction on the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (RoHs) directive. WEEE regulates the collection, recovery, and recycling of waste from electrical and electronic products. Under WEEE, we will be responsible for financing operations for the collection, treatment, disposal, and recycling of past and future covered products. RoHs bans the use of certain hazardous materials including lead, mercury, cadmium, chromium, and two brominated flame-retardants (PBB and PBDE). The EU member states are responsible for determining the specific legal requirements relating to these directives, most of which have now been finalized. We do not currently believe that costs to comply with WEEE and RoHs will be material to our operations, but we cannot provide any assurance that compliance with WEEE, RoHS, or other similar directives will not have a material adverse effect on our financial condition or results of operations.

Form 10-Q
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
A hypothetical 10% adverse movement in foreign exchange rates applied to our foreign currency exchange rate sensitive instruments held as of July 1, 2005, and as of December 31, 2004, would result in a hypothetical loss in fair value of approximately $36.4 million and $55.4 million, respectively. The decrease in the

Form 10-Q
hypothetical loss is primarily due to a decrease in net outstanding derivatives. These hypothetical losses do not take our underlying international operations into consideration. We anticipate that any hypothetical loss associated with our foreign currency exchange rate sensitive instruments would be substantially offset by gains associated with our underlying international operations.
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
ITEM 4 – CONTROLS AND PROCEDURES
Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures (as defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934) as of July 1, 2005, the end of the period covered by this report. Based on their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.
During the fiscal quarter ended July 1, 2005, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Form 10-Q
PART II
ITEM 1 – LEGAL PROCEEDINGS
For information regarding legal proceedings, see Note 4 of “NOTES TO CONSOLIDATED FINANCIAL STATEMENTS,” included in Part 1, Item 1, of this Form 10-Q, which information is incorporated by reference into this Part II, Item 1.
ITEM 2 – CHANGES IN SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table summarizes our purchases of our equity securities during the second quarter of 2005:

			Total Number of	Approximate Dollar Value
	Total Number of		Shares Purchased as Part	of Shares that May Yet Be
	Shares Purchased	Average Price Paid	of Publicly Announced	Purchased Under the
Period	(1)	per Share	Plans or Programs	Plans or Programs (2)
04/02/05 – 05/06/05	615,800	$28.58	615,800	$291,684,469
05/07/05 – 06/03/05	615,900	$30.41	615,900	$272,953,071
06/04/05 – 07/01/05	68,500	$31.49	68,500	$270,795,964

Total	1,300,200	$29.60	1,300,200

(1)	Excludes shares withheld to satisfy minimum tax withholding requirements associated with restricted stock lapses.

(2)	On July 8, 2004, our Board of Directors authorized a stock repurchase program to acquire up to $500 million of common stock. Purchases under this repurchase program may be made from time-to-time, in the open market, through block trades or otherwise, and in privately negotiated transactions. There is no fixed termination date for this repurchase program; however, the repurchase program has been suspended as a result of the announced merger with Sun Microsystems.
ITEM 6 – EXHIBITS
The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q or are incorporated by reference into this Quarterly Report on Form 10-Q:

2.1	Agreement and Plan of Merger by and among Sun Microsystems, Inc., Stanford Acquisition Corporation, and Storage Technology Corporation dated as of June 2, 2005 (previously filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on June 6, 2005, and incorporated herein by reference)

3.1	Restated Certificate of Incorporation of Storage Technology Corporation dated July 28, 1987 (previously filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.2	Certificate of Amendment dated May 22, 1989, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.3	Certificate of Second Amendment dated May 28, 1992, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.3 to our Annual Report on

Form 10-Q

Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.4	Certificate of Third Amendment dated May 21, 1999, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 1999, filed on August 9, 1999, and incorporated herein by reference)

3.5[2]	Restated Bylaws of Storage Technology Corporation, as amended through June 1, 2005

4.1	Specimen Certificate of Common Stock, $0.10 par value of Registrant (previously filed as Exhibit (c)(2) to our Current Report on Form 8-K, filed on June 2, 1989, and incorporated herein by reference)

10.1[1]	Storage Technology Corporation Amended and Restated 1987 Employee Stock Purchase Plan, as amended through May 21, 2003 (previously filed as Exhibit 4.6 to our Registration Statement on Form S-8 (Registration No. 333-106930) filed on July 10, 2003, and incorporated herein by reference)

10.2[1]	Storage Technology Corporation Amended and Restated 1995 Equity Participation Plan, as amended through May 20, 2004 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2004, filed on August 3, 2004, and incorporated herein by reference)

10.3[1]	Storage Technology Corporation 2004 Long Term Incentive Plan (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2004, filed on August 3, 2004, and incorporated herein by reference)

10.4[1]	Storage Technology Corporation Management by Objective Bonus Plan (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.5[1]	Storage Technology Corporation 2004 Performance-Based Incentive Plan (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2004, filed on August 3, 2004, and incorporated herein by reference)

10.6[1]	Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)

10.7[1]	Storage Technology Corporation Flexible Option Plan, dated December 2001 (previously filed as Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10.8[1]	Severance Agreement, dated as of July 1, 2001, between StorageTek and Robert S. Kocol (previously filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.9[1]	Offer Letter, dated May 10, 2001, from StorageTek to Michael McLay (previously filed as Exhibit 10.17 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

Form 10-Q

10.10[1]	Offer Letter, dated February 9, 2001, from StorageTek to Roger Gaston (previously filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.11[1]	Offer Letter, dated July 16, 2001, from StorageTek to Roy Perry (previously filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.12[1]	Offer Letter, dated June 27, 2001, from StorageTek to Angel Garcia (previously filed as Exhibit 10.29 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.13[1]	Form of Executive Severance Agreement (previously filed as Exhibit 10.32 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.14	Master Services Agreement (MSA), between each of StorageTek, Electronic Data Systems Corporation, and EDS Information Services L.L.C., dated as of April 1, 2002 (previously filed as Exhibit 10.33 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.15	Authorization Letter #1 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.34 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.16	Authorization Letter #2 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.17	Master Secondary Storage Services Agreement, between StorageTek and Electronic Data Systems Corporation, dated March 29, 2002 (previously filed as Exhibit 10.36 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.18[1]	Form of Indemnification Agreement, dated as of November 22, 2002, between StorageTek and each director (previously filed as Exhibit 10.31 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein

10.19[1]	Offer Letter, dated November 12, 2002, between StorageTek and Pierre Cousin (previously filed as Exhibit 10.33 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.20[1]	Agreement, dated December 1, 2002, between StorageTek and Pierre Cousin (previously filed as Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.21[1]	Amended and Restated CEO Employment Agreement, dated March 27, 2003, between StorageTek and Patrick J. Martin (previously filed as Exhibit 10.36 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003, filed on May 9, 2003, and incorporated herein by reference)

Form 10-Q

10.22[1]	Form of Executive Agreement, dated as of February 12, 2003, between StorageTek and each executive officer (previously filed as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003, filed on May 9, 2003, and incorporated herein by reference)

10.23	Letter, dated July 24, 2003, from StorageTek to Bank of America, N.A. (previously filed as Exhibit 10.32 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2003, filed on August 8, 2003, and incorporated herein by reference)

10.24[1]	Offer Letter, dated March 1, 2004, between StorageTek and Eula Adams (previously filed as Exhibit 10.31 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2004, filed on May 5, 2004, and incorporated herein by reference)

10.25[1]	Credit Agreement, dated as of October 15, 2004, among StorageTek, the several financial institutions thereto, Bank of America, N.A., as L/C Issuer and Administrative Agent for the Banks, and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager (previously filed in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2004, filed on November 1, 2004 and incorporated herein by reference)

10.26[1]	Amended and Restated form of Stock Option Agreement for use in connection with the Amended and Restated 1995 Equity Participation Plan (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2004 and incorporated herein by reference)

10.27[1]	Amended and Restated form of Restricted Stock Agreement for use in connection with the Amended and Restated 1995 Equity Participation Plan (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on December 21, 2004 and incorporated herein by reference)

10.28[1]	Amended and Restated form of Stock Option Agreement for use in connection with StorageTek’s 2004 Long Term Incentive Plan (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on December 21, 2004 and incorporated herein by reference)

10.29[1]	Amended and Restated form of Restricted Stock Agreement for use in connection with StorageTek’s 2004 Long Term Incentive Plan (previously filed as Exhibit 10.4 to our Current Report on Form 8-K, filed on December 21, 2004 and incorporated herein by reference)

10.30[1]	Amended and Restated form of the Restricted Stock Unit Agreement for use in connection with StorageTek’s 2004 Long Term Incentive Plan (previously filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on December 21, 2004 and incorporated herein by reference)

10.31[1]	Offer Letter, dated January 27, 2005, between StorageTek and Brenda Zawatski (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on February 2, 2005, and incorporated herein by reference)

10.32[1]	Amended and Restated form of Restricted Stock Agreement for use in connection with the Amended and Restated 1995 Equity Participation Plan (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on February 14, 2005, and incorporated herein by reference)

Form 10-Q

10.33[1]	Amended and Restated form of Restricted Stock Agreement for use in connection with StorageTek’s 2004 Long Term Incentive Plan (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on February 14, 2005, and incorporated herein by reference)

10.34[1]	Transition Agreement, between StorageTek and certain executive officers of StorageTek (previously filed as Exhibit 10.1 to our Current Report on Fort 8-K, filed on March 30, 2005, and incorporated herein by reference)

10.35[1]	Offer Letter, dated March 14, 2005, between StorageTek and Nigel Dessau (previously filed as Exhibit 10.1 to our Current Report on Fort 8-K, filed on April 4, 2005, and incorporated herein by reference)

10.36	Form of Voting Agreement, dated as of June 2, 2005, by and among Sun Microsystems, Inc., StorageTek, and each director of StorageTek (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on June 6, 2005, and incorporated herein by reference)

31.1[2]	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2[2]	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1[2]	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2[2]	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Contract or compensatory plan or arrangement in which directors and/or officers participate

2	Indicates exhibit filed with this Quarterly Report on Form 10-Q

Form 10-Q
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STORAGE TECHNOLOGY CORPORATION (Registrant)

August 9, 2005	/s/ ROBERT S. KOCOL

(Date)	Robert S. Kocol
Corporate Vice President
and Chief Financial Officer
(Principal Financial Officer)

August 9, 2005	/s/ THOMAS G. ARNOLD

(Date)	Thomas G. Arnold
Vice President and Corporate Controller
(Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description
2.1	Agreement and Plan of Merger by and among Sun Microsystems, Inc., Stanford Acquisition Corporation, and Storage Technology Corporation dated as of June 2, 2005 (previously filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on June 6, 2005, and incorporated herein by reference)

3.1	Restated Certificate of Incorporation of Storage Technology Corporation dated July 28, 1987 (previously filed as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.2	Certificate of Amendment dated May 22, 1989, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.3	Certificate of Second Amendment dated May 28, 1992, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.3 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2000, filed on February 21, 2001, and incorporated herein by reference)

3.4	Certificate of Third Amendment dated May 21, 1999, to the Restated Certificate of Incorporation dated July 28, 1987 (previously filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 1999, filed on August 9, 1999, and incorporated herein by reference)

3.5[2]	Restated Bylaws of Storage Technology Corporation, as amended through June 1, 2005

4.1	Specimen Certificate of Common Stock, $0.10 par value of Registrant (previously filed as Exhibit (c)(2) to our Current Report on Form 8-K, filed on June 2, 1989, and incorporated herein by reference)

10.1[1]	Storage Technology Corporation Amended and Restated 1987 Employee Stock Purchase Plan, as amended through May 21, 2003 (previously filed as Exhibit 4.6 to our Registration Statement on Form S-8 (Registration No. 333-106930) filed on July 10, 2003, and incorporated herein by reference)

10.2[1]	Storage Technology Corporation Amended and Restated 1995 Equity Participation Plan, as amended through May 20, 2004 (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2004, filed on August 3, 2004, and incorporated herein by reference)

10.3[1]	Storage Technology Corporation 2004 Long Term Incentive Plan (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2004, filed on August 3, 2004, and incorporated herein by reference)

10.4[1]	Storage Technology Corporation Management by Objective Bonus Plan (previously filed as Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.5[1]	Storage Technology Corporation 2004 Performance-Based Incentive Plan (previously filed as Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2004, filed on August 3, 2004, and incorporated herein by reference)

10.6[1]	Storage Technology Corporation Amended and Restated Stock Option Plan for Non-Employee Directors (previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 1996, filed on August 12, 1996, and incorporated herein by reference)

10.7[1]	Storage Technology Corporation Flexible Option Plan, dated December 2001 (previously filed as Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2001, filed on March 4, 2002, and incorporated herein by reference)

10.8[1]	Severance Agreement, dated as of July 1, 2001, between StorageTek and Robert S. Kocol (previously filed as Exhibit 10.9 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.9[1]	Offer Letter, dated May 10, 2001, from StorageTek to Michael McLay (previously filed as Exhibit 10.17 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2001, filed on August 9, 2001, and incorporated herein by reference)

Exhibit No.	Description
10.10[1]	Offer Letter, dated February 9, 2001, from StorageTek to Roger Gaston (previously filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2001, filed on May 14, 2001, and incorporated herein by reference)

10.11[1]	Offer Letter, dated July 16, 2001, from StorageTek to Roy Perry (previously filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.12[1]	Offer Letter, dated June 27, 2001, from StorageTek to Angel Garcia (previously filed as Exhibit 10.29 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001, filed on November 8, 2001, and incorporated herein by reference)

10.13[1]	Form of Executive Severance Agreement (previously filed as Exhibit 10.32 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.14	Master Services Agreement (MSA), between each of StorageTek, Electronic Data Systems Corporation, and EDS Information Services L.L.C., dated as of April 1, 2002 (previously filed as Exhibit 10.33 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.15	Authorization Letter #1 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.34 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.16	Authorization Letter #2 pursuant to the MSA, dated April 1, 2002 (previously filed as Exhibit 10.35 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.17	Master Secondary Storage Services Agreement, between StorageTek and Electronic Data Systems Corporation, dated March 29, 2002 (previously filed as Exhibit 10.36 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2002, filed on May 13, 2002, and incorporated herein by reference)

10.18[1]	Form of Indemnification Agreement, dated as of November 22, 2002, between StorageTek and each director (previously filed as Exhibit 10.31 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein

10.19[1]	Offer Letter, dated November 12, 2002, between StorageTek and Pierre Cousin (previously filed as Exhibit 10.33 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.20[1]	Agreement, dated December 1, 2002, between StorageTek and Pierre Cousin (previously filed as Exhibit 10.34 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2002, filed on March 7, 2003, and incorporated herein by reference)

10.21[1]	Amended and Restated CEO Employment Agreement, dated March 27, 2003, between StorageTek and Patrick J. Martin (previously filed as Exhibit 10.36 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003, filed on May 9, 2003, and incorporated herein by reference)

Exhibit No.	Description
10.22[1]	Form of Executive Agreement, dated as of February 12, 2003, between StorageTek and each executive officer (previously filed as Exhibit 10.37 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003, filed on May 9, 2003, and incorporated herein by reference)

10.23	Letter, dated July 24, 2003, from StorageTek to Bank of America, N.A. (previously filed as Exhibit 10.32 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2003, filed on August 8, 2003, and incorporated herein by reference)

10.24[1]	Offer Letter, dated March 1, 2004, between StorageTek and Eula Adams (previously filed as Exhibit 10.31 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2004, filed on May 5, 2004, and incorporated herein by reference)

10.25[1]	Credit Agreement, dated as of October 15, 2004, among StorageTek, the several financial institutions thereto, Bank of America, N.A., as L/C Issuer and Administrative Agent for the Banks, and Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager (previously filed in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 24, 2004, filed on November 1, 2004 and incorporated herein by reference)

10.26[1]	Amended and Restated form of Stock Option Agreement for use in connection with the Amended and Restated 1995 Equity Participation Plan (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 21, 2004 and incorporated herein by reference)

10.27[1]	Amended and Restated form of Restricted Stock Agreement for use in connection with the Amended and Restated 1995 Equity Participation Plan (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on December 21, 2004 and incorporated herein by reference)

10.28[1]	Amended and Restated form of Stock Option Agreement for use in connection with StorageTek’s 2004 Long Term Incentive Plan (previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on December 21, 2004 and incorporated herein by reference)

10.29[1]	Amended and Restated form of Restricted Stock Agreement for use in connection with StorageTek’s 2004 Long Term Incentive Plan (previously filed as Exhibit 10.4 to our Current Report on Form 8-K, filed on December 21, 2004 and incorporated herein by reference)

10.30[1]	Amended and Restated form of the Restricted Stock Unit Agreement for use in connection with StorageTek’s 2004 Long Term Incentive Plan (previously filed as Exhibit 10.5 to our Current Report on Form 8-K, filed on December 21, 2004 and incorporated herein by reference)

10.31[1]	Offer Letter, dated January 27, 2005, between StorageTek and Brenda Zawatski (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on February 2, 2005, and incorporated herein by reference)

10.32[1]	Amended and Restated form of Restricted Stock Agreement for use in connection with the Amended and Restated 1995 Equity Participation Plan (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on February 14, 2005, and incorporated herein by reference)

Exhibit No.	Description
10.33[1]	Amended and Restated form of Restricted Stock Agreement for use in connection with StorageTek’s 2004 Long Term Incentive Plan (previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on February 14, 2005, and incorporated herein by reference)

10.34[1]	Transition Agreement, between StorageTek and certain executive officers of StorageTek (previously filed as Exhibit 10.1 to our Current Report on Fort 8-K, filed on March 30, 2005, and incorporated herein by reference)

10.35[1]	Offer Letter, dated March 14, 2005, between StorageTek and Nigel Dessau (previously filed as Exhibit 10.1 to our Current Report on Fort 8-K, filed on April 4, 2005, and incorporated herein by reference)

10.36	Form of Voting Agreement, dated as of June 2, 2005, by and among Sun Microsystems, Inc., StorageTek, and each director of StorageTek (previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on June 6, 2005, and incorporated herein by reference)

31.1[2]	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2[2]	Certification Pursuant to Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1[2]	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2[2]	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1	Contract or compensatory plan or arrangement in which directors and/or officers participate

2	Indicates exhibit filed with this Quarterly Report on Form 10-Q